Form 10-Q
period 1996-06-30
IMC MORTGAGE CO
filed 1996-08-14
CIK 1012623

              SECURITIES EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of
_____  1934 for the quarterly period ended June 30, 1996.



_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                      Commission file No. 333-3954

                              IMC MORTGAGE COMPANY
               (Exact name of issuer as specified in its Charter)



          FLORIDA                                               59-3350574
- ---------------------------------                       ----------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       identification number)


                            3450 BUSHWOOD PARK DRIVE
                              TAMPA, FLORIDA 33618
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (813) 932-2211

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X No
                                                 __  __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of each Class:                              Outstanding at August 10, 1996
- --------------------------------------            ------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                       9,834,833

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES

                                      INDEX


PART I.          FINANCIAL INFORMATION                                                Page

Item 1.          Financial Statements

                 Consolidated Balance Sheets as of
                      June 30, 1996 and December 31, 1995                              1

                 Consolidated  Statements of Operations for the three months and
                      six months ended June 30, 1996 and June 30, 1995                 2

                 Consolidated  Statements of Cash Flows for the six months ended
                      June 30, 1996 and June 30, 1995                                  3

                 Notes to Consolidated Financial Statements                            4

Item 2.          Management's Discussion and Analysis of
                      Results of Operations and Financial Condition                    8

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                     15

Item 2.          Changes in Securities                                                 15

Item 3.          Defaults Upon Senior Securities                                       15

Item 4.          Submission of Matters to a Vote of Security Holders                   15

Item 5.          Other Information                                                     15

Item 6.          Exhibits and Reports on Form 8-K                                      15


                          PART I. FINANCIAL INFORMATION

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                           ASSETS                                 JUNE 30,        DECEMBER
                                                                    1996             1995
                                                                 -------------   -------------

Cash and cash equivalents                                        $ 19,158,134    $  5,133,718
Securities purchased under agreements to resell                   417,130,000     138,058,262
Accrued interest receivable                                         3,382,905       1,872,129
Accounts receivable                                                 2,908,282       1,179,907
Mortgage loans held for sale                                      433,252,537     193,002,835
Interest-only and residual certificates                            34,185,965      14,072,771
Warehouse financing due from stockholders                           1,151,196          53,200
Furniture, fixtures and equipment, net                              1,096,603         679,950
Capitalized mortgage servicing rights                               2,810,154              --
Deferred tax asset                                                  3,600,000              --
Other assets                                                        5,100,154         498,662
                                                                 -------------  --------------

     Total assets                                                $923,775,930   $ 354,551,434
                                                                 =============  ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

   Warehouse finance facilities                                  $404,364,911   $ 189,819,046
   Term debt                                                       17,708,582      11,120,642
   Accrued and other liabilities                                    6,363,394         547,707
   Accrued interest payable                                         2,031,684       1,055,550
   Securities sold but not yet purchased                          416,620,923     139,200,000
   Amounts payable to stockholders for taxes                               --       1,306,645
   Accrual for sharing of proportionate value of equity                    --       5,893,000
                                                                 -------------  --------------
     Total liabilities                                            847,089,494     348,942,590
                                                                 -------------  --------------

Stockholders' equity:

   Common stock, par value $.01 per share; 50,000,000
       authorized; 9,834,833 and 6,000,000 shares issued
       and outstanding                                                 98,348          60,000

   Additional paid-in capital                                      76,588,088       3,844,601
   Retained earnings                                                       --       1,704,243
                                                                 -------------  --------------
     Total stockholders' equity                                    76,686,436       5,608,844
                                                                 -------------  --------------

     Total liabilities and stockholders' equity                  $923,775,930   $ 354,551,434
                                                                 =============  ==============


                 See accompanying notes to Consolidated Financial Statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                             ENDED JUNE 30,              ENDED JUNE 30,
                                       -------------------------   --------------------------
                                           1996          1995          1996          1995
Revenues:

   Gain on sales of loans              $11,315,433   $ 2,823,232   $22,190,900   $ 6,120,640
   Additional securitization
      transaction expense               (1,329,053)    (176,860)    (4,157,644)    (431,367)
                                       ------------  ------------  ------------  ------------
     Net gain on sale of loans           9,986,380     2,646,372    18,033,256     5,689,273
                                       ------------  ------------  ------------  ------------

   Warehouse interest income             6,453,721     1,703,094    11,614,663     2,794,027
   Warehouse interest expense           (4,457,415)   (1,192,707)   (7,832,659)   (2,212,350)
                                       ------------  ------------  ------------  ------------
     Net warehouse interest income       1,996,306       510,387     3,782,004       581,677
                                       ------------  ------------  ------------  ------------

   Servicing fees                        1,466,803       322,564     2,462,242       431,731
   Other                                   835,709       272,773     1,464,245       481,016
                                       ------------  ------------  ------------  ------------
     Total servicing fees and other      2,302,512       595,337     3,926,487       912,747
                                       ------------  ------------  ------------  ------------

     Total revenues                     14,285,198     3,752,096    25,741,747     7,183,697
                                       ------------  ------------  ------------  ------------

Expenses:

   Compensation and benefits             4,372,965     1,263,021     8,039,650     2,284,836
   Selling, general and
      administrative expenses            2,895,854       662,627     5,136,710     1,216,537
   Other interest expense                1,005,057        92,540     1,347,591       108,624
   Sharing of proportionate value
      of equity                                 --       677,575     2,555,000     1,396,527
                                       ------------  ------------  ------------  ------------
     Total expenses                      8,273,876     2,695,763    17,078,951     5,006,524
                                       ------------  ------------  ------------  ------------
     Income before income taxes          6,011,322     1,056,333     8,662,796     2,177,173

     Non-recurring benefit
      associated with the Conversion
      of Partnership to C Corporation    3,600,000            --     3,600,000            --
                                       ------------  ------------  ------------  ------------

     Net income                        $ 9,611,322   $ 1,056,333   $12,262,796   $ 2,177,173
                                       ============  ============  ============  ============

PRO FORMA DATA (GIVING EFFECT TO
   PROVISION FOR INCOME TAXES):

Income before provision for income
      taxes                            $ 6,011,322   $ 1,056,333   $ 8,662,796   $ 2,177,173

Pro forma provision for income taxes     2,358,522       406,477     3,384,522       837,776
                                       ------------  ------------  ------------  ------------

     Pro forma net income              $ 3,652,800   $   649,856   $ 5,278,274   $ 1,339,397
                                       ============  ============  ============  ============

Pro forma net income per common share:

   Primary                                   $0.44         $0.08         $0.65         $0.17
                                       ============  ============  ============  ============

   Fully diluted                             $0.43         $0.08         $0.63         $0.17
                                       ============  ============  ============  ============

Weighted average number of shares
 outstanding:

   Primary                               8,217,193     7,935,752     8,099,666     7,935,752
                                       ============  ============  ============  ============

   Fully diluted                         8,551,210     7,935,752     8,389,910     7,935,752
                                       ============  ============  ============  ============


                 See accompanying notes to Consolidated Financial Statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                    --------------------------
                                                                        1996           1995
Cash flow for operating activities:

   Net income                                                       $12,262,796     $ 2,177,173
   Adjustments to reconcile net income to net cash used in
      operating activities:

   Sharing of proportionate value of equity                           2,555,000       1,396,527
   Depreciation and amortization                                        502,255          61,454
   Deferred hedge                                                     1,650,815          18,312
   Deferred tax assets                                               (3,600,000)             --
   Capitalized mortgage servicing rights                             (3,081,154)             --
   Net loss in joint venture                                            227,790              --
   Net change in operating assets and liabilities, net of effects from purchase of Assets of Mortgage Central Corp.:
     Mortgages purchased or originated                             (666,578,231)   (244,052,000)
     Sales of mortgage loans                                        424,677,714     170,891,000
     Increase in securities purchased under agreement to resell
      and securities sold but not yet purchased                      (1,650,815)        (18,312)
     Increase in accrued interest receivable on mortgage loans
      held for sale                                                  (1,510,776)       (177,335)
     (Increase) decrease in warehousing financing due from
      stockholders                                                   (1,097,996)         57,000
     Increase in interest-only and residual certificates            (20,113,194)     (4,040,061)
     Increase  in other assets                                         (359,806)       (532,270)
     (Increase) decrease in accounts receivable                      (1,728,375)         33,152
     Increase (decrease) in accrued interest payable                    976,134        (399,952)
     Decrease in deferred income                                             --        (450,600)
     Increase (decrease) in accrued and other liabilities             4,509,042      (1,943,291)
                                                                    ------------  -------------
      Net cash used in operating activities                        (252,358,801)    (76,979,203)
                                                                    ------------  -------------

Investing activities:
   Purchase of furniture, fixtures and equipment                       (547,908)       (123,956)
   Investment in joint venture                                       (2,563,474)             --
                                                                    ------------  -------------
      Net cash used in investing activities                          (3,111,382)       (123,956)
                                                                    ------------  -------------

Financing activities:

   Issuance of common stock                                          58,203,377              --
   Contributions from stockholders                                           --          15,700
   Distributions to stockholders for taxes                           (9,842,583)     (4,630,699)
   Borrowings - warehouse                                           653,246,666     236,730,440
   Borrowings - term debt                                            18,387,940              --
   Repayments of borrowings - warehouse                            (438,700,801)   (155,913,225)
   Repayments of borrowings - term debt                             (11,800,000)             --
                                                                    ------------  -------------
      Net cash provided by financing activities                     269,494,599      76,202,216
                                                                    ------------  -------------
      Net increase (decrease) in cash and cash equivalents           14,024,416        (900,943)

Cash and cash equivalents, beginning of period                        5,133,718       3,091,180
                                                                    ------------  -------------
Cash and cash equivalents, end of period                            $19,158,134     $ 2,190,237
                                                                    ============  =============
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
   Cash paid during the period for interest                         $ 8,204,116     $ 2,720,926
                                                                    ============  =============
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING
      ACTIVITIES:
   Acquisition of assets of Mortgage Central                        $ 2,006,000   $          --
                                                                    ============  =============
   Issuance of options to ContiFinancial                            $ 8,448,000   $          --
                                                                    ============  =============



                 See accompanying notes to Consolidated Financial Statements.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            for the three and six months ended June 30, 1996 and 1995
                                   (unaudited)

1.   ORGANIZATION:

      Industry Mortgage Company, L.P. and its subsidiaries (the "Partnership) is a limited partnership which was organized under the laws of the state of Delaware on August 12, 1993 (inception). The Partnership's equity was owned (until June 24, 1996) 1% by its corporate General Partner, Industry Mortgage Corporation (the "General Partner") and 99% by a number of voting limited partners and certain key employee (nonvoting) partners (collectively the "Limited Partners"). The Partnership in turn owned 100% of the common stock of its subsidiaries, IMC Corporation of America, and IMC Securities, Inc. Until June 24, 1996, the partnership also owned the controlling interest in IMC Mortgage Company.

      In June 1996, the Limited Partners exchanged their limited partnership interest and the sole stockholder of the General Partner exchanged the voting common stock of the General Partner for voting common shares (the exchange or recapitalization) of IMC Mortgage Company. The exchange was consummated on a historical cost basis as all entities were under common control. Accordingly, since June 24, 1996, IMC Mortgage Company (the "Company") owns 100% of the limited partnership interest in the Partnership and 100% of the general partnership interest in the Partnership. At the time of the exchange, the retained earnings previously reflected by the Partnership were transferred to additional paid-in capital. Net income recognized from the time of the exchange to June 30, 1996 was not significant.

      The accompanying consolidated financial statements include the accounts of the Company, the Partnership, IMC Corporation of America, and IMC Securities, Inc., after giving effect to the exchange as if it had occurred at inception. All intercompany transactions have been eliminated in the accompanying consolidated financial statements.

 2.   BASIS OF PRESENTATION:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's registration statement on Form S-1 for the initial sale of public shares.

      Certain reclassifications have been made to the presentations to conform to current period presentations.

 3.   RECENT ACCOUNTING PRONOUNCEMENTS:

      CAPITALIZED MORTGAGE SERVICING RIGHTS - Effective January 1, 1996, the Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights" ("SFAS 122"), superseded in June 1996 by SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), which is effective January 1, 1997. The SFAS's require that upon sale or securitization of mortgages, companies capitalize the cost associated with the right to service mortgage loans based on their relative fair values. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income. Under SFAS 122, the Company capitalized $3,081,154 of capitalized mortgage servicing rights during the six months ended
      June 30, 1996. During the same period, amortization of capitalized mortgage servicing rights was approximately $271,000.

      Prior to the adoption of SFAS 122,  servicing rights acquired through loan
      origination   activities  were  recorded in the period for which the loans were  serviced.

      ACCOUNTING FOR STOCK-BASED COMPENSATION - On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans, either through recognition or disclosure. The Company intends to adopt this standard by disclosing in the footnotes on an annual basis the pro forma net income and earnings per share amounts assuming the fair value method was adopted. The adoption of this standard is not anticipated to have a material impact on results of operations, financial position or cash flows.

 4.   PRO FORMA DATA:

      The Partnership which is included in the consolidated financial statements became a wholly owned subsidiary of the Company on June 24, 1996 as described in Note 1. The Partnership made no provision for income taxes since the Partnership's income or losses were passed through to the partners individually.

      The Partnership income became subject to income taxes at a corporate level on June 24, 1996. The pro forma data included in the consolidated statements of operations of the Company includes a pro forma provision for income taxes using the provisions of SFAS No. 109, "Accounting for Income Taxes," to indicate what these taxes would have been had the Partnership's income been subject to income taxes at a corporate level in prior years.

5.    DEFERRED TAXES


      Deferred income taxes reflecting the tax effect of the temporary differences between the Company's financial statement and tax bases of certain assets and liabilities became a net asset of the Company on June 24, 1996 and was reflected on the consolidated balance sheet with a corresponding non-recurring benefit being reflected in the consolidated statement of operations for the three months ended June 30, 1996. The net deferred tax asset is reduced by a valuation allowance when it is deemed more likely than not that all the deferred tax asset will not be realized. Although realization is not assured, management believes it is more likely than not all the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Deferred taxes relate primarily to mark-to-market adjustments recognized for tax purposes under IRS Section 475, accrued contingent fees, servicing rights, and REMIC income recognition.

 6.   PRO FORMA EARNINGS PER SHARE:

      Pro forma net income per common share has been computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period after giving effect to the recapitalization described in Note 1. Dilutive common share equivalents consist of stock options (calculated using the treasury stock method) and convertible preferred stock. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the estimated public offering price of $18 per share during the twelve months immediately preceding the proposed date of the initial filing of the Registration Statement (cheap stock) have been included in the calculation of common shares and common share equivalents, using the treasury stock method, as if they were outstanding for all periods presented. Weighted average number of shares outstanding is comprised of the following:



                                        For the Three Months          For the Six Months
                                            End June 30,                 Ended June 30,
                                        --------------------          ------------------
                                         1996         1995             1996      1995
                                        -----         ----             ----      ----
Weighted average number of shares
  outstanding                         6,252,845     6,000,000         6,126,423  6,000,000
Additional shares deemed outstand-
  ing; cheap stock                    1,964,348     1,935,752         1,973,243  1,935,752
                                     ----------     ---------         ---------  ---------
Primary weighted average
  number of common shares
  and common share equivalents        8,217,193     7,935,752         8,099,666  7,935,752
Additional shares deemed
  outstanding:
  Convertible debt                      100,436       --                 53,763     --
  Convertible preferred stock           233,581       --                236,481     --
                                     ----------    ----------         ---------  ---------
Fully diluted weighted
  average number of common shares
  and common share equivalents        8,551,210     7,935,752         8,389,910  7,935,752
                                     ----------    ----------         ---------  ---------
                                     ----------    ----------         ---------  ---------


 7.   MORTGAGE LOANS HELD FOR SALE:

      Mortgage loans held for sale at June 30, 1996, consistent with December 31, 1995, is comprised primarily of loans secured by first or second mortgages on one-to-four family residences. In July 1996, the Company completed a securitization through a public offering of securities in the
      aggregate   amount  of  $250   million.

 8.   WAREHOUSE FINANCE FACILITIES:

      The Company has available numerous lines of credit at June 30, 1996 totaling $620,000,000 ($645,000,000 at December 31, 1995) of which at June
      30, 1996 $404,364,911 was outstanding ($189,819,046 at December 31, 1995).
      Outstanding borrowings under warehouse finance facilities are collateralized by the mortgage loans held for sale and warehouse financing due from stockholders.

 9.   OTHER ASSETS:

      Other assets consist of the following:


                                                    JUNE 30,       DECEMBER 31,
                                                      1996            1995
                                                   -----------      -----------

       Goodwill                                     $1,732,261        $     --
       Investment in joint venture                   2,335,684              --
       Prepaid expenses                                411,467         214,206
       Real estate owned                               463,173         141,840
       Organization costs, net                          43,581          54,014
       Other assets                                    113,988          88,602
                                                     ----------      ---------
                                                    $5,100,154        $498,662
                                                     ==========      =========


10.   ACCRUED AND OTHER LIABILITIES:

      Accrued and other liabilities consist of the following:


                                                    JUNE 30,       DECEMBER 31,
                                                      1996            1995
                                                   -----------      -----------
       Accrued compensation and benefits            $2,379,000       $125,000
       Accounts payable                              3,984,394        422,707
                                                    -----------     ---------
                                                    $6,363,394       $547,707
                                                    ===========    ==========

11.   SHAREHOLDERS' EQUITY:

      In June 1996, the Company sold 3,565,000 shares of common stock for $18 per share, the net proceeds of which amounted to $58,204,000, and issued 269,833 of Common Stock pursuant to options and convertible preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's S-1 Registration Statement, filed on June 24, 1996.


Results of Operations for the three months and six months ended June 30, 1996 compared to the three months and six months ended June 30, 1995

Pro forma net income for the three and six months ended June 30, 1996 was $3.7 million and $5.3 million, respectively, representing an increase of $3.0 million and $4.0 million or 462% and 294% over pro forma net income of $0.7 million, and $1.3 million, respectively, for the three and six months ended June 30, 1995.

The increase in pro forma net income resulted principally from increases in gain on sale of loans, net of additional securization expense of $7.4 million and $12.3 million, respectively, or 277% and 217%, to $10.0 million and $18.0 million, respectively, for the three months and six months ended June 30, 1996 from $2.6 million and $5.7 million, respectively, for the three and six months ended June 30, 1995. Also contributing to the increase in pro forma net income was a $1.5 million and $3.2 million or 291% and 550% increase in net warehouse interest income to $2.0 million and $3.8 million, respectively, for the three and six months ended June 30, 1996 from $0.5 million and $0.6 million for the three and six months ended June 30, 1995, a $1.2 million and $2.1 million or 355% and 471% increase in servicing fees to $1.5 million and $2.5 million for the three and six months ended June 30, 1996 from $0.3 million and $0.4 million for the three and six months ended June 30, 1995 and a $0.5 million and $1.0 million or 206% and 204% increase in other revenues to $0.8 million and $1.5 million for the three and six months ended June 30, 1996 from $0.3 million and $0.5 million for the three and six months ended June 30, 1995.

The increase in income was partially offset by a $3.1 million and $5.7 million or 246% and 252% increase in compensation and benefits to $4.4 million and $8.0 for the three and six months ended June 30, 1996 from $1.3 million and $2.3 million for the three and six months ended June 30, 1995 and $2.2 million and $3.9 million or 337% and 322% increase in selling, general and administrative expenses to $2.9 million and $5.1 million for the three and six months ended June 30, 1996 from $0.7 million and $1.2 million for the three and six months ended June 30, 1995. The increase in income was further offset by a $0.9 million and $1.2 million or 986% and 1,141% increase in other interest expense to $1.0 million and $1.3 million for the three and six months ended June 30, 1996 from $0.1 million and $0.1 million for the three and six months ended June 30, 1995. Finally, income was favorably impacted by a $0.7 million decrease in the sharing of proportionate value of equity to zero for the three months ended June 30, 1996 from $0.7 for the three months ended June 30, 1995 and unfavorably impacted by a $1.2 million or 83% increase in sharing of proportionate value of equity to $2.6 million for the six months ended June 30, 1996 from $1.4 million for the six months ended June 30, 1995.

Pro forma income before taxes was reduced by a pro forma income tax expense of $2.4 million and $3.4 million for the three and six months ended June 30, 1996 compared to $0.4 million and $0.8 million for the three and six months ended June 30, 1995 representing a pro forma effective tax rate of approximately 39%.

REVENUES

The following table sets forth information regarding components of the Company's revenues for the three and six months ended June 30, 1996 and 1995:


                                            FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                ENDED JUNE 30,               ENDED JUNE 30,
                                          -------------------------    -------------------------
                                              1996          1995          1996          1995
Gain on sale of loans                     $11,315,433   $ 2,823,232    $22,190,900   $ 6,120,640
Additional securitization transaction
      expense                              (1,329,053)     (176,860)    (4,157,644)     (431,367)
                                          ------------  ------------   -----------   ------------
     Gain on sale of loans, net             9,986,380     2,646,372     18,033,256     5,689,273
                                          ------------  ------------   -----------   ------------
Warehouse interest income                   6,453,721     1,703,094     11,614,663     2,794,027
Warehouse interest expense                 (4,457,415)   (1,192,707)    (7,832,659)   (2,212,350)
                                          ------------  ------------   -----------   ------------
     Net warehouse interest income          1,996,306       510,387      3,782,004       581,677
                                          ------------  ------------   -----------   ------------
Servicing fees                              1,466,803       322,564      2,462,242       431,731
Other                                         835,709       272,773      1,464,245       481,016
                                          ------------  ------------   -----------   ------------
     Total revenues                       $14,285,198   $ 3,752,096    $25,741,747   $ 7,183,697
                                          ============  ============   ===========   ============

GAIN ON SALE OF LOANS, NET

For the three and six months ended June 30, 1996, gain on sale of loans increased to $11.3 million and $22.2 million from $2.8 million and $6.1 million for the three and six months ended June 30, 1995, an increase of 301% and 263% reflecting increased loan production and securitizations for the three and six months ended June 30, 1996 and the adoption of the Financial Accounting Standards Board's SFAS 122-Accounting for Mortgage Servicing Rights. The total volume of loans produced increased by 223% and 173% to $402.7 million and $666.6 million for the three and six months ended June 30, 1996 as compared with a total volume of $124.7 million and $244.1 million for the three and six months ended June 30, 1995. Originations by the correspondent network increased 255% and 192% to $371.4 million and $607.9 million for the three and six months ended June 30, 1996 from $104.7 million and $208.0 million for the three and six months ended June 30, 1995, while production from the Company's broker network and direct lending operations increased to

$31.3 million and $58.7 million or 57% and 63% for the three and six months ended June 30, 1996 from $20.0 million and $36.1 million for the three and six months ended June 30, 1995. Production volume increased during the 1996 period due to: (i) the Company's expansion program; (ii) the growth of its securitization capability; (iii) the growth of its loan servicing capability; and (iv) the acquisition of the assets and business of Mortgage Central Corp. acquired by the Company. For the three and six months ended June 30, 1996, the Company experienced higher gains as it sold more loans through securitization. Securitization increased by $200 million in the three months ended June 30, 1996 from zero in the three months ended June 30, 1995. Securitization increased by $265 million, an increase of 241% in the six months ended June 30, 1996 from $110 million in the six months ended June 30, 1995. The number of approved correspondents and brokers increased by 145 and 613 or 97% and 75% to 294 and 1,434, respectively, at June 30, 1996 from 149 and 821 at June 30, 1995. Additional securitization transaction expense increased by $1.1 million and $3.8 million or 651% and 864% to $1.3 million and $4.2 million in the three and six months ended June 30, 1996 from $0.2 million and $0.4 million in the three and six months ended June 30, 1995. For the three and six months ended June 30, 1996, gain on sale of loans, net, increased to $10.0 million and $18.0 million from $2.6 million and $5.7 million for the three and six months ended June 30, 1995, an increase of 277% and 217%, reflecting increased loan production and securizations in the 1996 period.

NET WAREHOUSE INTEREST INCOME

Net warehouse interest income increased to $2.0 million and $3.8 million for the three and six months ended June 30, 1996 from $0.5 million and $0.6 million for the three and six months ended June 30, 1995, an increase of 291% and 550%. The increase in the 1996 period reflected higher interest income resulting from increased mortgage loan production which was partially offset by interest costs associated with warehouse facilities. The mortgage loans held for sale increased in the three and six months ended June 30, 1996 from the three and six months ended June 30, 1995 as the Company increased its loan production.

SERVICING FEES

Servicing fees increased to $1.5 million and $2.5 million for the three and six months ended June 30, 1996 from $0.3 million and $0.4 million for the three and six months ended June 30, 1995, an increase of 355% and 471%. Servicing fees for the three and six months ended June 30, 1996 were positively affected due to an increase in loans serviced over the prior year. The increase in loans serviced came from the Company's normal purchase and origination channels.

OTHER

Other revenues, consisting principally of interest on interest-only and residual certificates, increased to $.8 million and $1.5 million or 206% and 204% in the three and six months ended June 30, 1996 from $0.3 million and $0.5 million in the three and six months ended June 30, 1995 as a result of increased securitization volume.

EXPENSES

The following table sets forth information regarding components of the Company's expenses for the three and six months ended June 30, 1995 and 1996.


                                            FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                ENDED JUNE 30,               ENDED JUNE 30,
                                          -------------------------    -------------------------
                                              1996          1995          1996          1995



Compensation and benefits                 $ 4,372,965   $ 1,263,021   $  8,039,650    $ 2,284,836
Selling, general and administrative
      expenses                              2,895,854       662,627      5,136,710      1,216,537
Other                                       1,005,057        92,540      1,347,591        108,624
Sharing of proportionate value of
      equity                                                677,575      2,555,000      1,396,527
                                          ------------  ------------  ------------    -----------
     Total expenses                       $ 8,273,876   $ 2,695,763   $ 17,078,951    $ 5,006,524
                                          ============  ============  ============    ===========

Compensation and benefits increased by $3.1 million and $5.7 million or 246% and 252% to $4.4 million and $8.0 million in the three and six months ended June 30, 1996 from $1.3 million and $2.3 million in the three and six months ended June 30, 1995, principally due to an increase in the number of employees to service the Company's increased loan production, the acquisition of the assets and business of Mortgage Central Corp. and an increase in executive bonuses.

Selling, general and administrative expenses increased by $2.2 million and $3.9 million or 337% and 322% to $2.9 million and $5.1 million in the three and six months ended June 30, 1996 from $0.7 million and $1.2 million in the three and six months ended June 30, 1995, principally due to an increase in the volume of loan production and the acquisition of the assets and business of Mortgage Central Corp.

Other interest expense increased to $1.0 million and $1.3 million in the three and six months ended June 30, 1996 from $0.1 million and $0.1 million in the three and six months ended June 30, 1995 as a result of increased term debt borrowings.

The sharing of  proportionate  value of equity,  representing the amount payable under the Conti Value Sharing Arrangement (VSA), decreased to zero in the three months ended June 30, 1996 from $0.7 million in the three months ended June 30, 1995. No amounts were reflected for the sharing of proportionate value of equity in the three months ended June 30, 1996 or will be reflected in the future as the Company, in March 1996, replaced the amounts payable under the VSA with an option to acquire an interest in the Company. The sharing of proportionate value of equity, representing the amount payable under the VSA, increased by $1.2 million or 83% to $2.6 million in the six months ended June 30, 1996 from $1.4 million in the six months ended June 30, 1995.

PRO FORMA INCOME TAXES

The effective pro forma income tax rate for the three and six months ended June 30, 1996 was approximately 39%, which differed from the federal tax rate of 35% primarily due to state income taxes. The increase in pro forma income taxes of $2.0 million and $2.5 million or 480% and 304% to $2.4 million and $3.3 million in the three and six months ended June 30, 1996 from $0.4 million and $0.8 million in the three and six months ended June 30, 1995 was proportionate to the increase in pre-tax income.

FINANCIAL CONDITION

June 30, 1996 Compared to December 31, 1995

Mortgage loans held for sale at June 30, 1996 were $433.3 million, representing an increase of $240.3 million or 125% over mortgage loans held for sale of $193.0 million at December 31, 1995. This increase was a result of increased loan origination and purchasing as the Company expanded into new states and as well as increased origination and purchasing efforts in states in which the Company had an existing market presence.

Interest-only and residual certificates at June 30, 1996 were $34.2 million, representing an increase of $20.1 million or 143% over interest-only and residual certificates of $14.1 million at December 31, 1995. This increase was a result of the completion of two securitizations.

Borrowings under warehouse financing facilities at June 30, 1996 were $404.4 million, representing an increase of $214.6 million or 113% more than warehouse financing facilities of $189.8 million at December 31, 1995. This increase was primarily a result of increased loan originations and purchases.

Term debt at June 30, 1996 was $17.7 million, representing an increase of $6.6 million or 59% more than term debt of $11.1 million at December 31, 1995. This increase was primarily a result of financing interest-only and residual certificates.

Stockholders' equity as of June 30, 1996 was $76.7 million, representing an increase of $71.1 million or 1,267% over stockholders' equity of $5.6 million at December 31, 1995. This increase was primarily a result of the Company selling
3.6 million shares of common stock for $18.00 per share, the net proceeds amounted to $58.2 million, the conversion of the Conti VSA into the Conti Option of $8.5 million, and the recognition of a deferred tax asset of approximately $3.6 million, offset by distributions to stockholders for taxes of 9.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses its cash flow from loans sold through securitizations, whole loan sales, loan origination fees, processing fees, net interest income, servicing fees and borrowings under its warehouse facility and term debt to meet its working capital needs. The Company's cash requirements include the funding of loan purchases and originations, payment of interest expenses, funding the over-collateralization requirements for securitizations, operating expenses, income taxes and capital expenditures.

Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to purchase and originate loans. As a result of increased loan purchases and originations and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the six months ended June 30, 1996, the Company used cash flow for operating activities of $252.4 million, an increase of $175.4 million, or 228% over cash flows used for operating activities of $77.0 million for the six months ended June 30, 1995. During the same six months ended June 30, 1996, the Company received cash flows from financing activities of $269.5 million, an increase of $193.3 million, or 254% over cash flows received from financing activities of $76.2 million for the six months ended June 30, 1995. The cash flows for operating activities related primarily to mortgage loans purchased or originated and cash flows received from financing activities related primarily to funding the mortgage loans purchased or originated and net proceeds from the Company's sale of 3.6 million shares.

The Company's sale of loans through securitizations has resulted in an increase in the amount of gain on sale recognized by the Company. The recognition of this excess servicing spread results in the occurrence of significant costs being incurred upon closing of the securitization transactions because the Company is required to pay state and federal income taxes on the gain on sale in the period recognized. During the six months ended June 30, 1996, the Company received cash of approximately $1.4 million related to interest only and residual certificates. The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under warehouse lines of credit with various lenders.

At June 30, 1996, the Company had available warehouse lines of credit totaling $620.0 million for financing the acquisition of mortgage loans held for sale, $404.4 million of which was outstanding at June 30, 1996. Of the warehouse lines of credit available at June 30, 1996, the full amount matures within one year. Interest rates on these facilities fluctuate, but ranged from 6.3% to 7.0% as of June 30, 1996. Outstanding borrowings under these lines of credit are collateralized by all of the Company's mortgage loans held for sale and warehouse financing due from stockholders. Upon the sale of these loans and repayment of warehouse financing due from stockholders, the related amounts outstanding under the lines will be repaid.

At June 30, 1996, the Company also had term loans outstanding of $17.7 million expiring through January 2000. Outstanding borrowings under this facility are secured by interest-only and residual certificates.

The Company's warehouse lines and standby facility contain various affirmative and negative covenants customary for credit arrangements of their type and which the Company believes will not have a material effect on its operations, growth and financial flexibility. The Company does not believe that the existing financial covenants will restrict its operations or growth within the next 12 months. Management believes the Company is in compliance with all such covenants under these agreements.

The Company's current warehouse and credit facilities generally are subject to one-year terms. Certain agreements have automatic renewal features subject to the absence of defaults and creditor notification of termination.

Funds available under the Company's current warehouse and other current facilities and the net proceeds from the Public Offering are expected to be sufficient to fund the Company's liquidity requirements, including the implementation of each of its business strategies, for the next 12 months. Consequently, the Company anticipates that it may need to arrange for additional external cash resources on or after July 1997 through additional financing. While the company anticipates that it will be able to meet its warehouse and credit needs for the next 12 months through its current facilities, and has no reason to believe that additional credit facilities will be unavailable if future operations are consistent with current performance, there can be no assurance either that the Company's current creditors will renew their facilities as they expire or that the Company will be able to acquire additional credit lines.



OUTLOOK

Except for the historical information contained herein, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties and actual results could differ materially from those contemplated by such forward-looking statements.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings--None

Item 2.    Changes in Securities--None

Item 3.    Defaults Upon Senior Securities--None

Item 4.    Submission of Matters to a Vote of Security Holders--None

Item 5.    Other Information--None

Item 6.    Exhibits and Reports on Form 8-K--Note

   (a)     Exhibits

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 14th, 1996                IMC MORTGAGE COMPANY
       ------------------


                                        By:  /s/ Thomas G. Middleton

                                            -----------------------------------
                                            Thomas G. Middleton
                                            President, Chief Operating Officer,
                                            Assistant Secretary and Director

                                        By:  /s/ Stuart D. Marvin
                                            -----------------------------------
                                            Stuart D. Marvin
                                            Chief Financial Officer