Form 10-Q
period 1996-09-30
IMC MORTGAGE CO
filed 1996-11-14
CIK 1012623

                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended September 30, 1996.


/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                   Commission file No.           333-3954
                                      ------------------------


                              IMC MORTGAGE COMPANY
               (Exact name of issuer as specified in its Charter)



          FLORIDA                                            59-3350574
  --------------------------------                    -------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       identification number)


                            3450 BUSCHWOOD PARK DRIVE
                              TAMPA, FLORIDA 33618
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (813) 932-2211



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

Yes   X    No
    -----     -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



Title of each Class:                         Outstanding at November 12, 1996
--------------------------------------       ---------------------------------
Common Stock, par value $.01 per share                  9,834,833

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES


                                     INDEX



                                                                            Page
                                                                            ----
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets as of
                  September 30, 1996 and December 31, 1995                     1

                Consolidated Statements of Operations
                  for the three months and nine months ended
                  September 30, 1996 and September 30, 1995                    2

                Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 1996
                  and September 30, 1995                                       3

                Notes to Consolidated Financial Statements                     4

Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operation                 8

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                             15

Item 2.         Changes in Securities                                         15

Item 3.         Defaults Upon Senior Securities                               15

Item 4.         Submission of Matters to a Vote of Security Holders           15

Item 5.         Other Information                                             15

Item 6.         Exhibits and Reports on Form 8-K                              15

                         PART I.  FINANCIAL INFORMATION

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                          ASSETS                                          SEPTEMBER 30,     DECEMBER 31,
                                                                              1996             1995
                                                                        --------------   --------------
Cash and cash equivalents                                                $    9,555,558   $    5,133,718
Securities purchased under agreements to resell                             573,850,000      138,058,262
Accrued interest receivable                                                   5,822,041        1,872,129
Accounts receivable                                                           5,643,901        1,179,907
Mortgage loans held for sale                                                625,872,876      193,002,835
Interest-only and residual certificates                                      60,295,031       14,072,771
Warehouse financing from correspondents                                       2,720,628           53,200
Furniture, fixtures and equipment, net                                        1,351,120          679,950
Capitalized mortgage servicing rights                                         5,125,253
Other assets                                                                  5,543,978          498,662
                                                                         --------------   --------------
           Total assets                                                  $1,295,780,386   $  354,551,434
                                                                         ==============   ==============
              LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
   Warehouse finance facilities                                          $  595,247,351   $  189,819,046
   Term debt                                                                 33,555,145       11,120,642
   Accrued and other liabilities                                              6,544,555          547,707
   Accrued interest payable                                                   2,889,998        1,055,550
   Securities sold but not yet purchased                                    574,767,531      139,200,000
   Amounts payable to stockholders for taxes                                         -         1,306,645
   Accrual for sharing of proportionate value of equity                              -         5,893,000
                                                                         --------------   --------------
           Total liabilities                                              1,213,004,580      348,942,590
                                                                         --------------   --------------

Stockholders' equity:
   Preferred stock, par value $.01 per share; 10,000,000
      shares authorized, 20,060 shares issued, none outstanding                     -                -
   Common stock, par value $.01 per share; 50,000,000 authorized;
      9,834,833 and 6,000,000 shares issued and outstanding                      98,348           60,000
   Additional paid-in capital                                                76,588,086        3,844,601
   Retained earnings                                                          6,089,372        1,704,243
                                                                         --------------   --------------
           Total stockholders' equity                                        82,775,806        5,608,844
                                                                          --------------  --------------
           Total liabilities and stockholders' equity                    $1,295,780,386   $  354,551,434
                                                                         ==============   ==============





          See accompanying notes to Consolidated Financial Statements.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                                       FOR THE THREE MONTHS       FOR THE NINE MONTHS ENDED
                                                                        ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                   ---------------------------    ----------------------------
                                                                       1996            1995             1996           1995
Revenues:
        Gain on sales of loans                                     $ 12,537,421    $  7,303,333    $ 34,728,321    $ 13,423,973
        Additional securitization transaction expense                        -       (2,424,000)     (4,157,644)     (2,855,367)
                                                                   ------------    ------------    ------------    ------------
           Net gain on sale of loans                                 12,537,421       4,879,333      30,570,677      10,568,606
                                                                   ------------    ------------    ------------    ------------
        Warehouse interest income                                    10,634,571       2,430,904      22,249,234       5,224,931
        Warehouse interest expense                                   (6,672,572)     (1,814,957)    (14,505,231)     (4,027,307)
                                                                   ------------    ------------    ------------    ------------
           Net warehouse interest income                              3,961,999         615,947       7,744,003       1,197,624
                                                                   ------------    ------------    ------------    ------------
        Servicing fees                                                1,753,139         423,476       4,215,381         855,207
        Other                                                         1,513,446         307,425       2,977,691         788,441
                                                                   ------------    ------------    ------------    ------------
           Total servicing fees and other                             3,266,585         730,901       7,193,072       1,643,648
                                                                   ------------    ------------    ------------    ------------
           Total revenues                                            19,766,005       6,226,181      45,507,752      13,409,878
                                                                   ------------    ------------    ------------    ------------
Expenses:
        Compensation and benefits                                     3,947,843       1,364,344      11,987,493       3,649,180
        Selling, general and administrative expenses                  5,279,887         940,033      10,416,597       2,156,570
        Other interest expense                                          473,202          31,028       1,820,793         139,652
        Sharing of proportionate value of equity                             -        1,520,433       2,555,000       2,916,960
                                                                   ------------    ------------    ------------    ------------
           Total expenses                                             9,700,932       3,855,838      26,779,883       8,862,362
                                                                   ------------    ------------    ------------    ------------

        Income before income taxes                                   10,065,073       2,370,343      18,727,869       4,547,516
        Non-recurring benefit associated with
           the Conversion of Partnership to
           C Corporation                                                     -               -        3,600,000              -

        Provision for income taxes                                   (3,975,701)             -       (3,975,701)             -
                                                                   ------------    ------------    ------------    ------------
           Net income                                              $  6,089,372    $  2,370,343    $ 18,352,168    $  4,547,516
                                                                   ============    ============    ============    ============
Pro Forma Data (giving effect to provision
   for income taxes):

Income before provision for income taxes                           $ 10,065,073    $  2,370,343    $ 18,727,869    $  4,547,516
Pro forma provision (actual provision for
   the three months ended September 30, 1996)
   for income taxes                                                  (3,975,701)       (912,108)     (7,397,508)     (1,749,884)
                                                                   ------------    ------------    ------------    ------------

   Pro forma net income                                            $  6,089,372    $  1,458,235    $ 11,330,361    $  2,797,632
                                                                   ============    ============    ============    ============
Pro forma (actual for the three months
   ended September 30, 1996) net income
   per common share:
   Primary                                                         $       0.52    $       0.18    $       1.28    $       0.35
                                                                   ============    ============    ============    ============
   Fully diluted                                                   $       0.52    $       0.18    $       1.25    $       0.35
                                                                   ============    ============    ============    ============
Weighted average number of shares outstanding:
   Primary                                                           11,715,852       7,935,752       8,841,800       7,935,752
                                                                   ============    ============    ============    ============
   Fully diluted                                                     11,815,348       7,935,752       9,055,029       7,935,752
                                                                   ============    ============    ============    ============




          See accompanying notes to Consolidated Financial Statements.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                       For the Nine Months
                                                                                        Ended September 30
                                                                               -----------------------------------
                                                                                     1996               1995
Cash flow for operating activities:
        Net income                                                             $    18,352,168    $     4,547,516
        Adjustments to reconcile net income to net cash used in
           operating activities:
        Sharing of proportionate value of equity                                     2,555,000          2,916,960
        Depreciation and amortization                                                  926,201             98,896
        Capitalized mortgage servicing rights                                       (5,780,936)                -
        Net loss in joint venture                                                      635,848                 -
        Non-recurring benefit associated with the Conversion of
           Partnership to C Corporation                                             (3,600,000)                -
        Deferred taxes                                                               3,600,000                 -
        Net change in operating assets and liabilities, net of effects from purchase of assets of Mortgage Central Corp.:
           Mortgages purchased or originated                                    (1,147,323,246)      (399,042,000)
           Sales of mortgage loans                                                 714,690,499        297,963,243
           Increase in securities purchased under agreement to resell
                and securities sold but not yet purchased                             (224,207)                -
           Increase in accrued interest receivable                                  (3,949,912)          (778,394)
           (Increase) decrease in warehousing financing from
                correspondents                                                      (2,667,428)            57,000
           Increase in interest-only and residual certificates                     (46,222,260)        (3,926,068)
           Decrease in other assets                                                 (1,427,635)          (164,904)
           (Increase) decrease in accounts receivable                               (4,463,994)            33,212
           Increase (decrease) in accrued interest payable                           1,834,448           (174,758)
           Decrease in deferred income                                                      -            (450,600)
           Increase in accrued and other liabilities                                 5,939,922          3,177,560
                                                                               ---------------    ---------------
                Net cash used in operating activities                             (467,125,532)       (95,742,337)
                                                                               ---------------    ---------------
Cash flow for investing activities:
        Purchase of furniture, fixtures and equipment                                 (778,574)          (265,918)
        Investment in joint venture                                                 (2,591,011)                -
                                                                               ---------------    ---------------
                Net cash used in investing activities                               (3,369,585)          (265,918)
                                                                               ---------------    ---------------
Cash flow from financing activities:
        Issuance of common stock                                                    58,203,377                 -
        Contributions from stockholders                                                     -              20,000
        Distributions to stockholders for taxes                                    (11,149,228)        (6,825,473)
        Borrowings - warehouse                                                   1,124,609,329        378,583,626
        Borrowings - term debt                                                      38,570,409          4,496,694
        Repayments of borrowings - warehouse                                      (719,181,024)      (281,106,979)
        Repayments of borrowings - term debt                                       (16,135,906)                -
                                                                               ---------------    ---------------
                Net cash provided by financing activities                          474,916,957         95,167,868
                                                                               ---------------    ---------------
                Net increase (decrease) in cash and cash equivalents                 4,421,840           (840,387)

Cash and cash equivalents, beginning of period                                       5,133,718          3,091,180
                                                                               ---------------    ---------------
Cash and cash equivalents, end of period                                       $     9,555,558    $     2,250,793
                                                                               ===============    ===============
Supplemental disclosure cash flow information:
        Cash paid during the period for interest                               $    14,491,576    $     3,539,719
                                                                               ===============    ===============
Supplemental disclosure of noncash financing and investing
        activities:
        Acquisition of assets of Mortgage Central                              $     2,006,000    $            -
                                                                               ===============    ===============
        Issuance of options to ContiFinancial                                  $     8,448,000    $            -
                                                                               ===============    ===============
        Amounts payable to stockholders for taxes                              $             -    $     1,306,645
                                                                               ===============    ===============


          See accompanying notes to Consolidated Financial Statements.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        for the three and nine months ended September 30, 1996 and 1995
                                  (unaudited)



1.   ORGANIZATION:

     Industry Mortgage Company, L.P. and its subsidiaries (the "Partnership) is a limited partnership which was organized under the laws of the state of Delaware on August 12, 1993 (inception). The Partnership's equity was owned (until June 24, 1996) 1% by its corporate General Partner, Industry Mortgage Corporation (the "General Partner") and 99% by a number of voting limited partners and certain key employee (nonvoting) partners (collectively the "Limited Partners"). The Partnership in turn owned 100% of the common stock of its subsidiaries, IMC Corporation of America and IMC Securities, Inc. Until June 24, 1996, the Partnership also owned the controlling interest in IMC Mortgage Company.

     In June 1996, the Limited Partners exchanged their limited partnership interest and the sole stockholder of the General Partner exchanged the voting common stock of the General Partner for the voting common shares (the exchange or recapitalization) of IMC Mortgage Company. The exchange was consummated on a historical cost basis as all entities were under common control. Accordingly, since June 1996, IMC Mortgage Company (the "Company") has owned 100% of the limited partnership interest in the Partnership and 100% of the general partnership interest in the Partnership. At the time of the exchange, the retained earnings previously reflected by the Partnership were transferred to additional paid-in capital.

     The accompanying consolidated financial statements include the accounts of the Company, the Partnership, IMC Corporation of America, and IMC Securities, Inc., after giving effect to the exchange as if it had occurred at inception. All intercompany transactions have been eliminated in the accompanying consolidated financial statements.


2.   BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 and March 31, 1996 included in the Company's registration statement on Form S-1 for the initial sale of public shares.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Certain reclassifications have been made to the presentations to conform to current period presentations.



3.   NEW ACCOUNTING PRONOUNCEMENTS:

     CAPITALIZED MORTGAGE SERVICING RIGHTS - Effective January 1, 1996, the Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights:
     ("SFAS 122"), superseded in June 1996 by SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), which is effective in January 1997. The SFAS's require that upon sale or securitization of mortgages, companies capitalize the cost associated with the right to service mortgage loans based on their relative fair values. The company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income. Under SFAS 122, the Company capitalized approximately $5,781,000 of capitalized mortgage servicing rights during the nine months ended September 30, 1996. During the same period, amortization of capitalized mortgage servicing rights was approximately $656,000.

     Prior to the adoption of SFAS 122, servicing rights acquired through loan origination activities were recorded in the period for which the loans were serviced.

     ACCOUNTING FOR STOCK-BASED COMPENSATION - The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans, either through recognition or disclosure. The Company intends to adopt this standard by disclosing in the footnotes on an annual basis the pro forma net income and pro forma earnings per share amounts assuming the fair value method was adopted. The adoption of this standard is not anticipated to have a material impact on results of operations, financial position or cash flows.



4.   PRO FORMA DATA:


     The Partnership which is included in the consolidated financial statements became a wholly owned subsidiary of the Company on June 24, 1996 as described in Note 1. The Partnership made no provision for income taxes since the Partnership's income or losses were passed through to the partners individually.

     The Partnership income became subject to income taxes at a corporate level on June 24, 1996. The pro forma data included in the consolidated statements of operations of the Company includes a pro forma provision for income taxes using the provisions of SFAS No. 109, "Accounting for Income Taxes," to indicate what taxes would have been through June 24, 1996 had the Partnership's income been subject to income taxes at a corporate level in prior years.



5. NON-RECURRING BENEFIT ASSOCIATED WITH THE CONVERSION OF PARTNERSHIP TO C CORPORATION:

     A non-recurring benefit, reflecting the tax effect of the temporary differences between the Partnership's financial statement and tax bases of certain assets and liabilities on June 24, 1996, became a net asset of the Company with a corresponding non-recurring benefit being reflected in the consolidated statement of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   PRO FORMA EARNINGS PER SHARE:

     Pro forma (actual for the three months ended September 30, 1996) net income per common share has been computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period after giving effect to the recapitalization described in Note 1. Dilutive common share equivalents consist of stock options (calculated using the treasury stock method), convertible preferred stock, and contingency stock agreements. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the estimated public offering price of $18 per share during the twelve months immediately preceding the proposed date of the initial filing of the Registration Statement (cheap stock) have been included in the calculation of common shares and common share equivalents, using the treasury stock method, as if they were outstanding for all periods presented. Weighted average number of shares outstanding is comprised of the following:



                                                                        FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                        ---------------------     ----------------------
                                                                        1996            1995        1996            1995
        Primary:
           Weighted average number of common
               shares outstanding                                        9,834,833    6,000,000    7,371,583    6,000,000
           Additional shares deemed outstanding:
               Cheap stock                                               1,870,692    1,935,752    1,466,812    1,935,252
               Employee stock options                                       10,327           -         3,405           -
                                                                        ----------    ---------    ---------    ---------
        Weighted average number of common
               shares and common share equivalents                      11,715,852    7,935,752    8,841,800    7,935,252
                                                                        ==========    =========    =========    =========
        Fully diluted:
           Weighted average number of common
               shares outstanding                                        9,834,833    6,000,000    7,371,583    6,000,000
           Additional shares deemed outstanding:
               Cheap stock                                               1,888,492    1,935,752    1,486,667    1,935,752
               Employee stock options                                       11,935           -         4,007           -
               Convertible debt                                                 -            -        35,711           -
               Convertible preferred stock/contingency
                     stock agreements                                       80,088           -       157,061           -
                                                                        ----------    ---------    ---------    ---------
        Weighted average number of common shares
               and common share equivalents                             11,815,348    7,935,752    9,055,029    7,935,752
                                                                        ==========    =========    =========    =========





7.   MORTGAGE LOANS HELD FOR SALE:

     Mortgage loans held for sale at September 30, 1996, consistent with December 31, 1995, is comprised primarily of loans secured by first or second mortgages on one-to-four family residences. In October 1996, the Company completed a securitization through a public offering of securities in the aggregate amount of $310 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   WAREHOUSE FINANCE FACILITIES AND TERM DEBT:

     The Company has available numerous lines of credit at September 30, 1996 totaling $823,125,180 ($270,000,000 at December 31, 1995) of which at
     September 30, 1996 $595,247,351 was outstanding ($189,819,046 at December 31, 1995). Outstanding borrowings under warehouse finance facilities are collateralized by the mortgage loans held for sale and warehouse financing due from correspondents.

     The Company also has available term debt at September 30, 1996 totaling $42,255,855 ($15,000,000 at December 31, 1995) of which at September 30,
     1996 $33,555,145 was outstanding ($11,120,624 at December 31, 1995).



9.   OTHER ASSETS:

     Other assets consist of the following:

                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                       1996            1995
                                                                  ---------------   ------------
        Goodwill                                                    $1,776,920      $     --
        Investment in joint venture                                  1,955,163
        Prepaid expenses                                               860,013         214,206
        Real estate owned                                              642,469         141,840
        Organization costs, net                                         38,364          54,014
        Other assets                                                   271,049          88,602
                                                                    ----------      ----------
                                                                    $5,543,978      $  498,662
                                                                    ==========      ==========

10.  ACCRUED AND OTHER LIABILITIES:

     Accrued and other liabilities consist of the following:

                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                       1996            1995
                                                                  ---------------   ------------
Accrued compensation and benefits                                   $2,965,000       $  125,000
Accounts payable                                                     3,579,555          422,707
                                                                    ----------       ----------
                                                                    $6,544,555       $  547,707
                                                                    ==========       ==========


11.  SHAREHOLDERS' EQUITY:

     In June 1996, the Company sold 3,565,000 shares of common stock for $18 per share, the net proceeds of which approximated $58,203,000, and issued 269,833 shares pursuant to options and convertible preferred stock.

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



Results of Operations for the three months and nine months ended September 30, 1996 compared to the three months and nine months ended September 30, 1995

Net income and pro-forma net income for the three and nine months ended September 30, 1996 was $6.1 million and $11.3 million, respectively, representing an increase of $4.6 million and $8.5 million or 318% and 305% over pro forma net income of $1.5 million, and $2.8 million, respectively, for the three and nine months ended September 30, 1995.

The increase in net income and pro forma net income resulted principally from increases in net gain on sale of loans of $7.7 million and $20.0 million, respectively, or 157% and 189%, to $12.5 million and $30.6 million, respectively, for the three months and nine months ended September 30, 1996 from $4.9 million and $10.6 million, respectively, for the three and nine months ended September 30, 1995. Also contributing to the increase in net income and pro forma net income was a $3.4 million and $6.5 million or 543% and 547% increase in net warehouse interest income to $4.0 million and $7.7 million, respectively, for the three and nine months ended September 30, 1996 from $.6 million and $1.2 million for the three and nine months ended September 30, 1995, a $1.4 million and $3.4 million or 314% and 393% increase in servicing fees to $1.8 million and $4.2 million for the three and nine months ended September 30, 1996 from $.4 million and $.9 million for the three and nine months ended September 30, 1995 and a $1.2 million and $2.2 million or 392% and 278% increase in other revenues to $1.5 million and $3.0 million for the three and nine months ended September 30, 1996 from $.3 million and $.8 million for the three and nine months ended September 30, 1995.

The increase in income was partially offset by a $2.6 million and $8.4 million or 189% and 228% increase in compensation and benefits to $3.9 million and $12.0 for the three and nine months ended September 30, 1996 from $1.4 million and $3.6 million for the three and nine months ended September 30, 1995 and $4.4 million and $8.3 million or 462% and 383% increase in selling, general and administrative expenses to $5.3 million and $10.4 million for the three and nine months ended September 30, 1996 from $.9 million and $2.2 million for the three and nine months ended September 30, 1995. The increase in income was further offset by a $0.4 million and $1.7 million or 1,425% and 1,204% increase in other interest expense to $0.5 million and $1.8 million for the three and nine months ended September 30, 1996 from $.1 million and $.1 million for the three and nine months ended September 30, 1995. Finally, income was favorably impacted by a $1.5 million and $0.4 million decrease in the sharing of proportionate value of equity to zero and $2.6 million for the three and nine months ended September 30, 1996 from $1.5 million and $2.9 million for the three and nine months ended September 30, 1995.

Income before taxes was reduced by an income tax provision of $4.0 million and $7.4 million for the three and nine months ended September 30, 1996 compared to $.9 million and $1.7 million for the three and nine months ended September 30, 1995. The provision reflects an effective tax rate of approximately 39%. The provision for income taxes prior to the exchange are pro forma amounts.

Revenues

The following table sets forth information regarding components of the Company's revenues for the three and nine months ended September 30, 1996 and 1995:

                                                      FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                      ---------------------        ---------------------
                                                     1996            1995             1996           1995
Gain on sale of loans                            $ 12,537,421    $  7,303,333    $ 34,728,321    $ 13,423,973
Additional securitization transaction
     expense                                               -       (2,424,000)     (4,157,644)     (2,855,367)
                                                 ------------    ------------    ------------    ------------
     Gain on sale of loans, net                    12,537,421       4,879,333      30,570,677      10,568,606
                                                 ------------    ------------    ------------    ------------
Warehouse interest income                          10,634,571       2,430,904      22,249,234       5,224,931
Warehouse interest expense                         (6,672,572)     (1,814,957)    (14,505,231)     (4,027,307)
                                                 ------------    ------------    ------------    ------------
      Net warehouse interest income                 3,961,999         615,947       7,744,003       1,197,624
                                                 ------------    ------------    ------------    ------------
Servicing fees                                      1,753,139         423,476       4,215,381         855,207
Other                                               1,513,446         307,425       2,977,691         788,441
                                                 ------------    ------------    ------------    ------------
      Total revenues                             $ 19,766,005    $  6,226,181    $ 45,507,752    $ 13,409,878
                                                 ============    ============    ============    ============



GAIN ON SALE OF LOANS, NET

For the three and nine months ended September 30, 1996, gain on sale of loans increased to $12.5 million and $34.7 million from $7.3 million and $13.4 million for the three and nine months ended September 30, 1995, an increase of 72% and 159% reflecting increased loan production and securitizations for the three and nine months ended September 30, 1996 and the adoption of the Financial Accounting Standards Board's SFAS 122-"Accounting for Mortgage Servicing Rights." The total volume of loans produced increased by 210% and 188% to $481.0 million and $1,147.6 million for the three and nine months ended September 30, 1996 as compared with a total volume of $155.0 million and $399.0 million for the three and nine months ended September 30, 1995. Originations by the correspondent network increased 220% and 203% to $428.6 million and $1,036.5 million for the three and nine months ended September 30, 1996 from $133.9 million and $341.9 million for the three and nine months ended September 30, 1995, while production from the Company's broker network and direct lending operations increased to $52.4 million and $111.1 million or 148% and 94% for the three and nine months ended September 30, 1996 from $21.1 million and $57.2 million for the three and nine months ended September 30, 1995. Production volume increased during the 1996 period due to: (i) the Company's expansion program; (ii) the growth of its securitization capability; (iii) the growth of its loan servicing capability; and (iv) the acquisition of the assets and business of Mortgage Central Corp. acquired by the Company. For the three and nine months ended September 30, 1996, the Company experienced higher gains as it sold more loans through securitization. Securitizations increased by $130 million and $395 million, an increase of 108% and 172% in the three and nine months ended September 30, 1996 from $120 million and $230 million in the three and nine months ended September 30, 1995. The number of approved correspondents and brokers increased by 162 and 583 or 95% and 62% to 332 and 1,529, respectively, at September 30, 1996 from 170 and 946 at September 30, 1995. Additional securitization transaction expense decreased to zero in the three months ended September 30, 1996 from $2.4 million for the three months ended September 30, 1995 reflecting the Company completing the securitization without assistance from its previous strategic alliance partner. Additional securitization expense increased to $4.2 million for the nine months ended September 30, 1996, an increase of 46%, from $2.9 million in the nine months ended September 30, 1995. For the three and nine months ended September 30, 1996, gain on sale of loans, net, increased to $12.5 million and $30.6 million from $4.9 million and $10.6 million for the three and nine months ended September 30, 1995, an increase of 157% and 189%, reflecting increased loan production and securizations in the 1996 period.

NET WAREHOUSE INTEREST INCOME

Net warehouse interest income increased to $4.0 million and $7.7 million for the three and nine months ended September 30, 1996 from $.6 million and $1.2 million for the three and nine months ended September 30, 1995, an increase of 543% and 547%. The increase in the 1996 period reflected higher interest income resulting from increased mortgage loan production which was partially offset by interest costs associated with warehouse facilities. The mortgage loans held for sale increased in the three and nine months ended September 30, 1996 from the three and nine months ended September 30, 1995 as the Company increased its loan production.

SERVICING FEES

Servicing fees increased to $1.8 million and $4.2 million for the three and nine months ended September 30, 1996 from $0.4 million and $0.9 million for the three and nine months ended September 30, 1995, an increase of 314% and 393%. Servicing fees for the three and nine months ended September 30, 1996 were positively affected due to an increase in loans serviced over the prior period. The increase in loans serviced came from the Company's normal purchase and origination channels.


OTHER

Other revenues, consisting principally of interest on interest-only and residual certificates, increased to $1.5 million and $3.0 million or 392% and 278% in the three and nine months ended September 30, 1996 from $.3 million and $.8 million in the three and nine months ended September 30, 1995 as a result of increased securitization volume.

EXPENSES

The following table sets forth information regarding components of the Company's expenses for the three and nine months ended September 30, 1996 and 1995.

                                                      FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                    ------------------------    ------------------------
                                                       1996            1995         1996          1995
Compensation and benefits                           $ 3,947,843   $ 1,364,344   $11,987,493   $ 3,649,180

Selling, general and administrative expenses          5,279,887       940,033    10,416,597     2,156,570
Other interest expense                                  473,202        31,028     1,820,793       139,652
Sharing of proportionate value of equity                      -     1,520,433     2,555,000     2,916,960
                                                    -----------   -----------   -----------   -----------
      Total expenses                                $ 9,700,932   $ 3,855,838   $26,779,883   $ 8,862,362
                                                    ===========   ===========   ===========   ===========


Compensation and benefits increased by $2.6 million and $8.4 million or 189% and 228% to $3.9 million and $12.0 million in the three and nine months ended September 30, 1996 from $1.4 million and $3.6 million in the three and nine months ended September 30, 1995, principally due to an increase in the number of employees to service the Company's increased loan production, the acquisition of the assets and business of Mortgage Central Corp. and an increase in executive bonuses.

Selling, general and administrative expenses increased by $4.4 million and $8.3 million or 462% and 383% to $5.3 million and $10.4 million in the three and nine months ended September 30, 1996 from $.9 million and $2.2 million in the three and nine months ended September 30, 1995, principally due to an increase in the volume of loan production and the acquisition of the assets and business of Mortgage Central Corp.

Other interest expense increased to $0.5 million and $1.8 million an increase of 1,425% and 1,204% in the three and nine months ended September 30, 1996 from $.1 million and $.1 million in the three and nine months ended September 30, 1995 as a result of increased term debt borrowings.

The sharing of proportionate value of equity, representing the amount payable to the Company's previous strategic alliance partner under a Value Sharing Arrangement (VSA), decreased to zero and $2.6 million in the three and nine months ended September 30, 1996 from $1.5 million and $2.9 million in the three and nine months ended September 30, 1995. No amounts were reflected for the sharing of proportionate value of equity in the three months ended September 30, 1996 or will be reflected in the future as the Company, in March 1996, replaced the amounts payable under the VSA with an option to acquire an interest in the Company.


PRO FORMA INCOME TAXES

The effective income tax rate for the three months ended September 30, 1996 was approximately 39%.

The effective pro forma income tax rate for the nine months ended September 30, 1996 and the three and nine months ended September 30, 1995 was approximately 39%, which differed from the federal tax rate of 35% primarily due to state income taxes. The increase in pro forma income taxes of $3.1 million and $5.7 million or 336% and 323% to $4.0 million and $7.4 million in the three and nine months ended September 30, 1996 from $.9 million and $1.7 million in the three and nine months ended September 30, 1995 was proportionate to the increase in pre-tax income.



FINANCIAL CONDITION

September 30, 1996 Compared to December 31, 1995

Mortgage loans held for sale at September 30, 1996 were $625.9 million, representing an increase of $432.9 million or 224% over mortgage loans held for sale of $193.0 million at December 31, 1995. This increase was a result of increased loan origination and purchasing as the Company expanded into new states and as well as increased origination and purchasing efforts in states in which the Company had an existing market presence.

Interest-only and residual certificates at September 30, 1996 were $60.3 million, representing an increase of $46.2 million or 328% over interest-only and residual certificates of $14.1 million at December 31, 1995. This increase was a result of the completion of three securitizations in the nine months ended September 30, 1996.

Borrowings under warehouse financing facilities at September 30, 1996 were $595.2 million, representing an increase of $405.4 million or 214% more than warehouse financing facilities of $189.8 million at December 31, 1995. This increase was primarily a result of increased loan originations and purchases.

Term debt at September 30, 1996 was $33.6 million, representing an increase of $22.4 million or 202% more than term debt of $11.1 million at December 31, 1995. This increase was primarily a result of financing interest-only and residual certificates.

Stockholders' equity as of September 30, 1996 was $82.8 million, representing an increase of $77.2 million or 1,376% over stockholders' equity of $5.6 million at December 31, 1995. This increase was primarily a result of the Company selling
3.6 million shares of common stock for $18.00 per share, the net proceeds amounted to $58.2 million, the conversion of the VSA of $8.5 million into an Option to acquire an interest in the Company, the recognition of a deferred tax benefit of approximately $3.6 million, and net income for the nine months ended September 30, 1996, offset by distributions to stockholders for taxes of $9.8 million.


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

Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to purchase and originate loans. As a result of increased loan purchases and originations and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the nine months ended September 30, 1996, the Company used cash flow for operating activities of $467.1 million, an increase of $371.4 million, or 388% over cash flows used for operating activities of $95.7 million for the nine months ended September 30, 1995. During the same nine months ended September 30, 1996, the Company received cash flows from financing activities of $474.9 million, an increase of $379.7 million, or 399% over cash flows received from financing activities of $95.2 million for the nine months ended September 30, 1995. The cash flows for operating activities related primarily to mortgage loans purchased or originated and cash flows received from financing activities related primarily to funding the mortgage loans purchased or originated and net proceeds from the Company's sale of 3.6 million shares of Common Stock.

The Company's sale of loans through securitizations has resulted in an increase in the amount of gain on sale recognized by the Company. The recognition of this excess servicing spread results in the occurrence of significant costs being incurred upon closing of the securitization transactions because the Company is required to pay the costs of securitizations in the period the securitization occurs, while the cash from the interest-only and residual certificates will be received in latter periods. During the nine months ended September 30, 1996, the Company received cash of approximately $2.9 million related to interest-only and residual certificates. The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under warehouse lines of credit with various lenders.

At September 30, 1996, the Company had available warehouse lines of credit totaling $823.1 million for financing the acquisition of mortgage loans held for sale, $595.2 million of which was outstanding at September 30, 1996. Of the warehouse lines of credit available at September 30, 1996, the full amount matures within one year. Interest rates on these facilities fluctuate, but ranged from 6.15% to 7.00% as of September 30, 1996. Outstanding borrowings under these lines of credit are collateralized by all of the Company's mortgage loans held for sale and warehouse financing due from correspondents. Upon the sale of these loans and repayment of warehouse financing due from correspondents, the related amounts outstanding under the lines will be repaid.

At September 30, 1996, the Company also had term loans outstanding of $33.6 million expiring through January 2000. Outstanding borrowings under this facility are secured by interest-only and residual certificates.

The Company's warehouse lines and standby facility contain various affirmative and negative covenants customary for credit arrangements of their type and which the Company believes will not have a material effect on its operations, growth and financial flexibility. The Company does not believe that the existing financial covenants will restrict its operations within the next 12 months. Management believes the Company is in compliance with all such covenants under these agreements.

The Company's current warehouse and credit facilities generally are subject to one-year terms. Certain agreements have automatic renewal features subject to the absence of defaults and creditor notification of termination.

Funds available under the Company's current warehouse and other current facilities and the net proceeds from the Public Offering are expected to be sufficient to fund the Company's liquidity requirements, including the implementation of each of its business strategies, for the next six to nine months. Consequently, the Company anticipates that it may need to arrange for additional external cash resources on or before June 1997 through additional financings or offerings.

While the Company anticipates that it will be able to meet its warehouse and credit needs for the next six to nine months through its current facilities, and has no reason to believe that additional credit facilities will be unavailable if future operations are consistent with current performance, there can be no assurance either that the Company's current creditors will renew their facilities as they expire or that the Company will be able to acquire additional credit lines.



OUTLOOK

Except for the historical information contained herein, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties and actual results could differ materially from those contemplated by such forward-looking statements.

                           PART II. OTHER INFORMATION



Item 1.        Legal Proceedings - None


Item 2.        Changes in Securities - None


Item 3.        Defaults Upon Senior Securities - None


Item 4.        Submission of Matters to a Vote of Security Holders - None


Item 5.        Other Information - None


Item 6.        Exhibits and Reports on Form 8-K



Exhibits

   10.1 Employment Agreement between IMC Mortgage Company and Stuart D. Marvin, dated August 1, 1996

   27       Financial Data Schedule (for SEC use only)

Reports on Form 8-K

   None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   November 12, 1996               IMC MORTGAGE COMPANY




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