Form 10-K405
period 1996-12-31
IMC MORTGAGE CO
filed 1997-03-31
CIK 1012623

________________________________________________________________________________

                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   [x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                          COMMISSION FILE NO. 333-3954
                            ------------------------

                              IMC MORTGAGE COMPANY
               (EXACT NAME OF ISSUER AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                         FLORIDA                                                  59-3350574
             (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NUMBER)

                3450 BUSCHWOOD PARK DRIVE
                     TAMPA, FLORIDA                                                  33618
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 932-2211

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [x]   No [ ]

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation 2-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of Common Stock held by nonaffiliates of the registrant, based on the closing price of Common Stock as reported by the Nasdaq National Market on March 21, 1997 was $342,431,860. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of March 21, 1997, 21,949,142 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Registrants proxy statement to annual stockholders meeting incorporated by reference in Part III.

________________________________________________________________________________

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                                     INDEX

           PART I.
Item 1.    Business.......................................................................................     1
Item 2.    Properties.....................................................................................    22
Item 3.    Legal Proceedings..............................................................................    22
Item 4.    Submission of Matters to a Vote of Security Holders............................................    22

           PART II.
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..........................    23
Item 6.    Selected Financial Data........................................................................    24
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........    26
Item 8.    Financial Statements and Supplementary Data....................................................    37
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    61

           PART III.
Item 10.   Directors and Executive Officers of the Registrant.............................................    61
Item 11.   Executive Compensation.........................................................................    63
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................    66
Item 13.   Certain Relationships and Related Transactions.................................................    69

           PART III.
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................................    73
           Signatures.....................................................................................    74

ITEM 1. BUSINESS

     The statements in this Report which are not merely reports of historical facts are forward-looking statements and actual results could differ materially due to important factors such as reduced demand for non-conforming loans, competitive forces, too-high expectations of acquired companies, limitations on available funds and market forces affecting the price of IMC Mortgage Company's shares.

     IMC Mortgage Company is a specialized consumer finance company engaged in purchasing, originating, servicing and selling home equity loans secured primarily by first liens on one- to four-family residential properties. The Company focuses on lending to individuals whose borrowing needs are generally not being served by traditional financial institutions due to such individuals' impaired credit profiles and other factors. Loan proceeds typically are used by such individuals to consolidate debt, to finance home improvements, to pay educational expenses and for a variety of other uses. By focusing on individuals with impaired credit profiles and by providing prompt responses to their borrowing requests, the Company has been able to charge higher interest rates for its loan products than typically are charged by conventional mortgage lenders. References herein to 'IMC' or the 'Company' mean IMC Mortgage Company, a Florida corporation and its subsidiaries on a consolidated basis, unless the context otherwise requires.

     IMC purchases and originates non-conforming home equity loans through a diversified network of correspondents (which includes the Industry Partners) and mortgage loan brokers and on a retail basis through its direct consumer lending effort. As of December 31, 1996, IMC had a network of 374 approved correspondents, including the Industry Partners, 1,693 approved mortgage loan brokers and 17 Company-owned retail branches. During January and February 1997, IMC added 49 retail branches through the acquisition of four retail non-conforming mortgage lenders. Since its inception in August 1993, IMC has experienced considerable growth in loan production, with total purchases and originations of $29.6 million, $282.9 million, $621.6 million and $1.77 billion in 1993, 1994, 1995 and 1996, respectively. IMC's network of correspondents accounted for 82.5%, 87.5% and 89.4% of IMC's loan production in 1994, 1995 and 1996, respectively. Through its network of mortgage brokers, IMC generated
17.5%,  10.7%  and  6.8%  of  its  loan  production  in  1994,  1995  and  1996, respectively. IMC's direct consumer lending effort, which began in 1995, contributed approximately 1.8% and 3.8% of loan production in 1995 and 1996, respectively. IMC is continuing to expand its direct consumer lending by opening branch offices and expanding its use of advertising, direct mail and other marketing strategies, and through strategic acquisitions.

     As of December 31, 1996, a majority of the Industry Partners were required to sell to IMC, on prevailing market terms and conditions, an aggregate of $162.0 million of home equity loans per year. IMC has consistently purchased loan production from the Industry Partners in excess of such aggregate annual commitment. Actual sales to IMC by the Industry Partners aggregated $337.5 million for the year ended December 31, 1996. As a result of IMC's acquisition of two of the Industry Partners (Mortgage America and Equity Mortgage) in January and February 1997, the contractual annual sales commitment from the Industry Partners was reduced by $36.0 million to $126.0 million. The two acquired Industry Partners originated an aggregate of approximately $284 million residential loans in 1996. These acquisitions reflect IMC's business strategy to increase its retail loan origination channels through acquisitions of retail non-conforming lenders.

     IMC sells the majority of its loans through its securitization program and retains rights to service such loans. Through December 31, 1996, IMC had completed eight securitizations totaling $1.4 billion of loans. The Company earns servicing fees on a monthly basis at a rate of 0.50% per year and ancillary fees on the loans it services in the securitization pools. As of December 31, 1995 and 1996, IMC had a servicing portfolio of $535.8 million and $2.15 billion, respectively.

     The Company's total revenues increased from $19.7 million for the year ended December 31, 1995 to $65.7 million for the year ended December 31, 1996, while pro forma net income increased from $4.1 million to $17.9 million in those periods. Gain on sale of loans, net, represented $15.1 million, or 76.9% of total revenues, for the year ended December 31, 1995 as compared to $42.1 million, or 64.1% of total revenues, for the year ended December 31, 1996. Servicing income, net warehouse interest income and other revenues in the aggregate increased from $4.5 million, or 23.1% of total revenues, for the year ended December 31, 1995 to $23.6 million, or 35.9% of total revenues, for the year ended December 31,

1996. IMC's strategy is to continue to increase its servicing portfolio and portfolio of loans held for sale in order to generate increased revenues from these two sources.

BUSINESS STRATEGY

     The Company utilizes the following strategies to maintain and expand its core business:

EXPANSION THROUGH ACQUISITIONS

     The Company is actively pursuing a strategy of acquiring originators of non-conforming home equity loans. IMC's acquisition strategy focuses on entities that originate non-conforming mortgages either directly from the consumer or through broker networks. In 1996, IMC acquired Equitystars and in January and February 1997 completed the acquisitions of Mortgage America, CoreWest, Equity Mortgage and American Reduction. Equitystars, Mortgage America and Equity Mortgage were Industry Partners. Management believes that the acquisition of non-conforming home equity loan originators will benefit IMC by: (i) increasing IMC's loan production volume by capturing all of the acquired company's production instead of only a portion; (ii) improving IMC's profitability and profit margins because broker and direct-to-consumer originated loans typically result in better profit margins than loans purchased from correspondents; (iii) adding experienced management; and (iv) broadening IMC's distribution system for offering new products. In order to incent management of the acquired companies, IMC typically structures its acquisitions to include an initial payment upon closing of the transaction and to provide for contingent payments tied to future production and profitability of the acquired company.

EXPANSION OF DIRECT CONSUMER LENDING

     IMC intends to continue to expand its direct consumer lending efforts by opening additional branch offices which will allow IMC to focus on developing contacts with individual borrowers, local brokers and referral sources such as accountants, attorneys and financial planners. Through December 31, 1996, IMC opened 17 retail branch offices. In January and February 1997, IMC added 49 retail branches through acquisitions. In addition, IMC's direct consumer loan expansion strategy involves: (i) targeting cities where the population density and economic indicators are favorable for home equity lending, the foreclosure rate is within normal ranges and the non-conforming loan market has been underserved; (ii) testing the target market prior to the establishment of a branch office, where local regulations permit, via newspaper, radio, direct mail advertising and through a toll-free telephone number which routes borrower inquiries directly to a loan officer in the Company's Tampa, Florida office;
(iii) if test marketing is positive, establishing a small branch office, generally with an initial staff of two business development representatives; and
(iv) setting up branch offices in executive office space with short-term leases, which eliminates high startup costs for office equipment, furniture and leasehold improvements and allows IMC to exit the market easily if the office does not meet expectations.

EXPANSION OF CORRESPONDENT AND BROKER NETWORKS

     The Company intends to continue to increase loan production from correspondents and brokers by increasing its market share through geographic expansion, tailored marketing strategies and a continued focus on servicing smaller correspondents in regions that historically have not been actively served by non-conforming home equity lenders. IMC believes that providing attractive products and responsive service in conjunction with consistent underwriting and competitive prices strengthens its relationships with correspondents and brokers.

BROADENING OF PRODUCT OFFERINGS

     The Company continues to introduce new non-conforming home equity loan products to meet the needs of its correspondents, brokers and borrowers and to expand its market share to new customers. The Company is in the process of introducing two such products, HELOCs and secured credit cards. See ' -- New Products and Services.'

STRATEGIC ALLIANCES AND JOINT VENTURES

     In order to increase the Company's volume and diversify its sources of loan originations over the long term, the Company seeks to enter into strategic alliances with selected mortgage lenders, pursuant to which the Company provides working capital and financing arrangements and a commitment to purchase qualifying loans. In return, the Company expects to receive a more predictable flow of loans and, in some cases, an option to acquire an equity interest in the strategic partner. To date, the Company has entered into two strategic alliances in the United States and a joint venture in the United Kingdom.

MAINTENANCE OF UNDERWRITING QUALITY AND LOAN SERVICING

     The Company's underwriting and servicing staff have extensive experience in the non-conforming home equity loan industry. The management of IMC believes that the depth and experience of its underwriting and servicing staff provide the Company with the infrastructure necessary to sustain its recent growth and maintain its commitment to high standards in its underwriting and loan servicing. As the Company continues to grow, it is committed to applying consistent underwriting procedures and criteria and to attracting, training and retaining experienced staff.

MAXIMIZE FINANCIAL CASH FLOW AND IMPROVE CASH FLOW

     The Company intends to maximize its financial flexibility in a number of ways, including by maintaining a significant quantity of mortgage loans held for sale on its balance sheet. Maintenance of a substantial amount of mortgage loans held for sale, which the Company can sell when necessary or desirable either through securitizations or whole loans sales, permits IMC to improve management of its cash flow by increasing its net interest income and to reduce its exposure to the volatility of the capital markets. During 1996, the Company securitized approximately 53% of its loan production.

LOANS

OVERVIEW

     IMC's consumer finance activities consist primarily of purchasing, originating, selling and servicing mortgage loans. The vast majority of these loans are non-conforming mortgage loans that are secured by first or second mortgages on one- to four-family residences with the balance secured by small multi-family residences and mixed-use properties. Once loan applications have been received, the underwriting process completed and the loans funded, IMC typically packages the loans in a portfolio and sells the portfolio, either through a securitization or on a whole loan basis directly to institutional purchasers. IMC retains the right to service the loans that it securitizes and may or may not release the right to service the loans it sells through whole loan sales.

LOAN PURCHASES AND ORIGINATIONS

     As of December 31, 1996, IMC purchased and originated loans in 48 states and the District of Columbia through its networks of 374 approved correspondents and 1,693 approved brokers and through its 17 retail branch offices. Additionally, 49 new retail branches were added through acquisitions in January and February of 1997.

     The following table shows channels of loan purchases and originations for the periods shown:

                                                              PERIOD FROM
                                                               INCEPTION
                                                           (AUGUST 12, 1993)           YEAR ENDED DECEMBER 31,
                                                          THROUGH DECEMBER 31,  ----------------------------------
                                                                 1993             1994        1995         1996
                                                           -----------------    --------    --------    ----------
                                                                           (DOLLARS IN THOUSANDS)

Correspondent(1):
     Principal balance..................................        $28,008         $233,460    $543,635    $1,582,048
     Average principal balance per loan.................             66               66          62            66
     Weighted average loan-to-value ratio(2)(3)(4)......           66.6%            69.2%       70.6%         72.8%
     Weighted average interest rate.....................           10.2%            11.2%       12.1%         11.5%
Broker:
     Principal balance..................................        $ 1,600         $ 49,376    $ 66,584    $  120,700
     Average principal balance per loan.................             55               56          47            54
     Weighted average loan-to-value ratio(2)(3)(4)......           70.9%            71.8%       72.6%         73.4%
     Weighted average interest rate.....................           11.2%            12.0%       12.0%         11.5%
Direct consumer loan originations:
     Principal balance..................................        $    --         $     88    $ 11,410    $   67,564
     Average principal balance per loan.................             --               88          49            58
     Weighted average loan-to-value ratio(2)............            0.0%            80.0%       72.6%         72.5%
     Weighted average interest rate.....................            0.0%            11.3%       11.7%         10.7%
Total loan purchases and originations:
     Principal balance..................................        $29,608         $282,924    $621,629    $1,770,312
     Average principal balance per loan.................             65               64          60            65
     Weighted average loan-to-value ratio(2)(3)(4)......           66.8%            69.7%       70.9%         72.9%
     Weighted average interest rate.....................           10.3%            11.4%       12.1%         11.5%

------------

(1) Includes purchases from the Industry Partners with principal balances of $14.3 million, or 48.3% of total purchases and originations, for the period ended December 31, 1993, $116.0 million, or 41.0% of total purchases and originations, for the year ended December 31, 1994, $148.4 million, or 23.9% of total purchases and originations, for the year ended December 31, 1995 and $337.5 million, or 19.1% of total purchases and originations, for the year ended December 31, 1996.

(2) The weighted average loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgaged property at origination. The weighted average loan-to-value ratio of loans secured by a second mortgage is determined by taking the sum of the loans secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised value of the mortgaged property at origination.

(3) The weighted average loan-to-value ratio has increased due to increasing competition in the non-conforming home equity loan market and, to a lesser extent, an increase between 1995 and 1996 in the percentage of the Company's loans in the 'A' Risk category (see ' -- Loans -- Loan Underwriting'). 'A' Risk loans are generally made to more credit worthy borrowers and therefore typically carry less credit risk and involve higher loan-to-value ratios than other categories of non-conforming loans. The Company does not believe that these increases in the loan-to-value ratios subject it to material increased levels of potential default and foreclosure losses, although no assurance can be given with respect thereto.

(4) Includes loans with loan-to-value ratios between 80% and 100% in the amount of $173.1 million, or 27.9% of total purchases and originations, for the year ended December 31, 1995 and $700.4 million, or 39.6% of total purchases and originations, for the year ended December 31, 1996. The increase in

                                              (footnotes continued on next page)

(footnotes continued from previous page)
    loan purchases and originations with loan-to-value ratios between 80% and 100% of $527.3 million during 1996 was primarily related to the increase in purchases and originations of 'A' Risk loans of $607.0 million during 1996 (loan purchases and originations of 'A' Risk loans were $276.1 million and $883.1 million for the years ended December 31, 1995 and 1996, respectively). The Company does not anticipate any material increase in the percentages of loans purchased or originated with loan-to-value ratios in excess of 80% solely as a result of the acquisitions completed in January and February 1997; however some of the companies that the Company acquired in 1997 originate or purchase loans with loan-to-value ratios in excess of 100%, but only when they have a prior 'take-out' commitment for such loans. At the present time neither the Company, nor the companies it acquired, has included such loans in its securitized pools or held such loans for more than thirty days.

                            ------------------------

     The following table shows channels of loan purchases and originations on a quarterly basis for the fiscal quarters shown:

                                                                         THREE MONTHS ENDED
                                     ------------------------------------------------------------------------------------------
                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                       1995        1995         1995            1995         1996        1996         1996
                                     ---------   --------   -------------   ------------   ---------   --------   -------------
                                                                       (DOLLARS IN THOUSANDS)
Correspondent(1):
    Principal balance..............  $103,296    $104,727     $ 133,857       $201,755     $236,537    $370,359     $ 428,136
    Average principal balance per
      loan.........................        66          58            60             64           65          66            67
    Weighted average loan-to-value
      ratio(2)(3)(4)...............      69.7%       70.1%         70.8%          71.2%        71.2%       71.9%         72.3%
    Weighted average interest
      rate.........................      12.5%       12.6%         12.1%          11.8%        11.5%       11.4%         11.6%
Broker:
    Principal balance..............  $ 14,948    $ 17,327     $  17,297       $ 17,012     $ 21,079    $ 25,098     $  30,625
    Average principal balance per
      loan.........................        52          46            45             48           54          53            53
    Weighted average loan-to-value
      ratio(2)(3)(4)...............      72.7%       72.5%         72.7%          72.6%        74.6%       72.8%         73.5%
    Weighted average interest
      rate.........................      12.5%       12.3%         11.8%          11.2%        11.2%       11.6%         11.8%
Direct consumer loan originations:
    Principal balance..............  $  1,141    $  2,613     $   3,836       $  3,820     $  6,371    $  6,780     $  21,471
    Average principal balance per
      loan.........................        52          47            49             50           48          52            59
    Weighted average loan-to-value
      ratio(2).....................      73.8%       70.0%         73.3%          73.2%        73.9%       73.7%         71.3%
    Weighted average interest
      rate.........................      12.4%       11.9%         11.6%          11.4%        11.1%       11.0%         11.0%
Total loan purchases and
  originations:
    Principal balance..............  $119,385    $124,667     $ 154,990       $222,587     $263,987    $402,237     $ 480,232
    Average principal balance per
      loan.........................        64          56            57             62           64          64            66
    Weighted average loan-to-value
      ratio(2)(3)(4)...............      70.1%       70.5%         71.0%          71.4%        71.5%       72.0%         72.2%
    Weighted average interest
      rate.........................      12.5%       12.5%         12.0%          11.8%        11.4%       11.4%         11.6%


                                     DECEMBER 31,
                                         1996
                                     ------------

Correspondent(1):
    Principal balance..............    $547,016
    Average principal balance per
      loan.........................          66
    Weighted average loan-to-value
      ratio(2)(3)(4)...............        74.7%
    Weighted average interest
      rate.........................        11.6%
Broker:
    Principal balance..............    $ 43,898
    Average principal balance per
      loan.........................          54
    Weighted average loan-to-value
      ratio(2)(3)(4)...............        73.1%
    Weighted average interest
      rate.........................        11.4%
Direct consumer loan originations:
    Principal balance..............    $ 32,942
    Average principal balance per
      loan.........................          63
    Weighted average loan-to-value
      ratio(2).....................        72.8%
    Weighted average interest
      rate.........................        10.4%
Total loan purchases and
  originations:
    Principal balance..............    $623,856
    Average principal balance per
      loan.........................          65
    Weighted average loan-to-value
      ratio(2)(3)(4)...............        74.4%
    Weighted average interest
      rate.........................        11.5%

------------

(1) Includes purchases from the Industry Partners of an aggregate principal balance of $148.4 million, or 23.9% of total purchases and originations, for the year ended December 31, 1995 and $337.5 million, or 19.1% of total purchases and originations, for the year ended December 31, 1996.

(2) The weighted average loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgaged property at origination. The weighted average loan-to-value ratio of loans secured by a second mortgage is determined by taking the sum of the loans secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised value of the mortgaged property at origination.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

(3) The weighted average loan-to-value ratio has increased due to increasing competition in the non-conforming home equity loan market and, to a lesser extent, an increase between 1995 and 1996 in the percentage of the Company's loans in the 'A' risk category (see ' -- Loans -- Loan Underwriting'). 'A' risk loans are generally made to more credit worthy borrowers and therefore typically carry less credit risk and involve higher loan-to-value ratios than other categories of non-conforming loans. The Company does not believe that these increases in the loan-to-value ratios subject it to material increased levels of potential default and foreclosure losses, although no assurance can be given with respect thereto.

(4) Includes loans with loan-to-value ratios between 80% and 100% in the amount of $173.1 million, or 27.9% of total purchases and originations, for the year ended December 31, 1995 and $700.4 million, or 39.6% of total purchases and originations, for the year ended December 31, 1996. The increase in loan purchases and originations with loan-to-value ratios between 80% and 100% of $527.3 million during 1996 was primarily related to the increase in purchases and originations of 'A' Risk loans of $607.0 million during 1996 (loan purchases and originations of 'A' Risk loans were $276.1 million and $883.1 million for the years ended December 31, 1995 and 1996, respectively). The Company does not anticipate any material increase in the percentages of loans purchased or originated with loan-to-value ratios in excess of 80% solely as a result of the acquisitions completed in January and February 1997; however some of the companies that the Company acquired in 1997 originate or purchase loans with loan-to-value ratios in excess of 100%, but only when they have a prior 'take-out' commitment for such loans. At the present time neither the Company, nor the companies it acquired, has included such loans in its securitized pools or held such loans for more than thirty days.

     The following table shows lien position, weighted average interest rates and loan-to-value ratios for the periods shown.

                                                                   PERIOD FROM INCEPTION           YEAR ENDED
                                                                     (AUGUST 12, 1993)            DECEMBER 31,
                                                                          THROUGH           ------------------------
                                                                     DECEMBER 31, 1993      1994      1995      1996
                                                                   ---------------------    ----      ----      ----
First mortgages:
     Percentage of total purchases and originations.............            88.3%           82.4%     77.0%     90.3%
     Weighted average interest rate.............................            10.2            11.3      12.1      11.4
     Weighted average loan-to-value ratio(1)....................            67.3            69.8      70.7      72.6
Second mortgages:
     Percentage of total purchases and originations.............            11.7%           17.6%     23.0%      9.7%
     Weighted average interest rate.............................            11.1            11.7      12.4      12.2
     Weighted average loan-to-value ratio(1)....................            61.9            68.8      71.7      75.6

------------

(1) The weighted average loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgaged property at origination. The weighted average loan-to-value ratio of loans secured by a second mortgage is determined by taking the sum of the loans secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised value of the mortgaged property at origination.

                            ------------------------

     Correspondents. The majority of IMC's loan volume is purchased through correspondents. For the year ended December 31, 1996, $1.6 billion or 89.4% of IMC's total loan purchases and originations were purchased through the mortgage correspondent network as compared with $543.6 million or 87.5% of IMC's total loan purchases and originations for the year ended December 31, 1995. For the year ended December 31, 1994, $233.5 million or 82.5% of IMC's total loan purchases and originations were so acquired. The Industry Partners contributed $337.5 million or 19.1% of IMC's total loan purchases and originations for the year ended December 31, 1996, $148.4 million or 23.9% of such purchases and originations for the year ended December 31, 1995, $116.0 million or 41.0% of such purchases and originations for the year ended December 31, 1994 and $14.3 million or 48.3% of such purchases and originations for the period ended December 31, 1993. The largest correspondent contributed 7.1% and 9.7% of total loan production in 1994 and 1995, respectively. In 1996, GMAC and its wholly-owned subsidiary Residential Funding Corp. contributed 14.3% of IMC's total loan production. No other correspondent contributed 10% or more of IMC's loan purchases and originations in 1996.

     IMC has a list of approved correspondents from which it will purchase loans on a wholesale basis. Prior to approving a financial institution or mortgage banker as a loan correspondent, IMC performs an investigation of, among other things, the proposed loan correspondent's lending operations, its licensing or registration and the performance of its previously originated loans. The investigation includes contacting the agency that licenses or registers such loan correspondent and other purchasers of the correspondent's loans and reviewing the correspondent's financial statements. IMC requires that the correspondent remain current on all licenses required by federal and state laws and regulations and that it maintain sufficient equity to fund its loan operations. IMC periodically reviews and updates the information it has relating to each approved correspondent to insure that all legal requirements are current and that lending operations continue to meet IMC's standards.

     Before purchasing loans from correspondents, IMC requires that each loan correspondent enter into a purchase and sale agreement with customary representations and warranties regarding such loans. Correspondents will then sell loans to IMC either on a flow basis or through block sales. IMC will make a flow basis purchase when a correspondent approaches IMC with the application of a prospective borrower. Because the correspondent has not yet granted a loan, IMC has the opportunity to preapprove the loan. In the preapproval process, the correspondent provides IMC with information about the borrower and the collateral for the potential loan, including the applicant's credit, employment history, current assets and liabilities, a copy of recent tax returns and the estimated property value of the collateral. If IMC pre-approves the loan, the correspondent lends to the borrower pursuant to certain IMC guidelines. After the correspondent has made the loan, IMC purchases the loan from the correspondent. A block purchase occurs when the correspondent has made numerous loans without seeking preapproval from IMC. The correspondent offers a block of loans to IMC and IMC will purchase those loans in the block that meet its underwriting standards.

     Brokers. For the years ended December 31, 1995 and 1996, IMC originated $66.6 million, or 10.7% of the total, and $120.7 million, or 6.8% of the total, respectively, of the loans it purchased and originated through broker transactions. As with correspondents, IMC maintains an approved list of brokers. Brokers become part of IMC's network after IMC performs a thorough license and credit check. If a broker is approved, IMC will accept loan applications from the broker for prospective borrowers. Because brokers may submit loan applications to several prospective lenders simultaneously, IMC makes every effort to provide a quick response. IMC will process each application obtained by a broker from a prospective borrower and grant or deny preliminary approval of the application generally within one business day. In the case of an application denial, IMC will make all reasonable attempts to ensure that there is no missing information concerning the borrower that might change the decision on the loan. In addition, IMC emphasizes service to the broker and loan applicant by having loan processors follow the loan from the time of the initial application, through the underwriting verification and audit process to the funding and closing process. IMC believes that consistent underwriting, quick response times and personal service are critical to successfully originating loans through brokers.

     Direct Consumer Loans. For the years ended December 31, 1995 and 1996, IMC originated $11.4 million, or 1.8% of the total, and $67.6 million, or 3.8% of the total, respectively, of loans it purchased and originated directly to borrowers through its retail branch offices. As of December 31, 1996, IMC had 17 retail branch offices located in Arizona, Arkansas, California, Colorado, Florida, Iowa, Kansas, Kentucky, Massachusetts, Missouri, Nebraska, New Mexico, Oklahoma, Oregon and Wisconsin. Prior to the establishment of a branch office, where local regulations permit, IMC tests the target market via newspaper, radio and direct mail advertising and through a toll-free telephone number which routes borrower inquiries directly to a loan officer in the Company's Tampa, Florida office. If test marketing is positive, the branch offices are staffed with two business development representatives and established in executive office space with short-term leases, which eliminates the high startup costs for office equipment, furniture and leasehold improvements and allows IMC to exit the market easily if the office does not meet expectations. IMC plans to use the branch office network for marketing to and meeting with individual borrowers, local brokers and referral sources such as accountants, attorneys and financial planners. All advertising, payment of branch expenses, regulatory disclosure, appraisals, title searches, loan processing, underwriting and funding of branch office loans take place in the Tampa, Florida office of IMC or other centralized underwriting locations. The centralization of loan origination and processing allows IMC to control branch expenses, supervise regulatory compliance and offer consistent underwriting and processing to its customers. IMC believes that this strategy will result in a more efficient use of its capital and increased loan production. Negative pre-testing results could limit expansion into new locations, but should also limit the size of potential losses. IMC plans to continue to open new branch offices nationwide and estimates that new branches will reach a monthly operating break-even point by the fourth or fifth month of operation. The start-up costs and operating expenses prior to this break-even point are estimated to be less than $50,000 per branch, with half of that expense allocated to marketing and advertising. Additionally, IMC feels that, by centralizing its marketing and advertising efforts in Tampa, Florida, economies of scale will be obtained and expenses will be controlled.

     Since January  1,  1997, IMC  added  49  new retail  branches  through  the acquisitions of American Reduction, Equity Mortgage, CoreWest and Mortgage America. These acquired branches are located in Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Minnesota,
Missouri, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Utah, Washington and West Virginia.

     Because borrowers may submit loan applications to several prospective lenders simultaneously, IMC makes every effort to provide a quick response. IMC will process each application from a borrower and grant or deny preliminary approval for the application generally within one business day from receipt of the application. In addition, the borrower usually has direct contact with an underwriter in the Tampa, Florida office who follows the loan from the application to the closing process. IMC believes that consistent underwriting, quick response times and personal service are critical to successfully originating loans directly with potential borrowers.

     Geographic Distribution of Loans. Although IMC is licensed or registered in 48 states and the District of Columbia, it has historically concentrated its business in the mid-Atlantic states. While this concentration has declined, Maryland and New York contributed 12.8% and 12.4%, respectively, of IMC's total loan purchase and origination volume for the year ended December 31, 1995, and New York and New Jersey contributed 14.0% and 7.6%, respectively, of such volume for the year ended December 31, 1996. IMC intends to expand and geographically diversify its loan purchase and origination activities through acquisitions, strategic alliances, continued correspondent expansion, expansion of its nationwide retail branch office network, the Preferred Partners Program and opportunities outside the United States. See ' -- New Products and Services -- Preferred Partners Program.'

     The following table shows geographic distribution of loan purchases and originations for the periods shown.

                                                                      PERIOD
                                                                  FROM INCEPTION           YEAR ENDED
                                                                 (AUGUST 12, 1993)        DECEMBER 31,
                                                                      THROUGH         --------------------
                                                                 DECEMBER 31, 1993    1994    1995    1996
                                                                 -----------------    ----    ----    ----

States(1):
     New York.................................................          17.5%         11.7%   12.4%   14.0%
     Michigan.................................................          10.0           7.3     8.8     7.8
     New Jersey...............................................           4.0           6.6     9.9     7.6
     Maryland.................................................          14.4          18.6    12.8     7.3
     Florida..................................................           1.8           4.2     6.2     6.7
     Georgia..................................................           5.6           3.2     3.5     5.2
     Illinois.................................................           0.1           2.0     3.0     4.3
     Ohio.....................................................           4.5           4.9     4.7     4.3
     Pennsylvania.............................................           3.3           5.3     4.3     3.8
     Virginia.................................................           2.0           5.4     3.8     3.0
     California...............................................            --            --     0.3     3.0
     All other states.........................................          36.8          30.8    30.3    33.0

------------

(1) States are listed in order of percentage of loan purchases and originations for the year ended December 31, 1996.

LOAN UNDERWRITING

     IMC's origination volume is generated primarily from correspondents selling loans to IMC either on a flow basis or through block sales. For correspondents and brokers that originate loans on a flow basis, IMC provides them with its underwriting guidelines. Loan applications received from correspondents and brokers on a flow basis are classified according to certain characteristics including available collateral, loan size, debt ratio, loan-to-value ratio and the credit history of the applicant. Loan applicants with less favorable credit ratings generally are offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings. IMC also purchases loans on a block sale basis, in which a correspondent makes several loans without the preapproval of the Company and offers them to the Company for block purchase. Because IMC only chooses loans that meet its underwriting requirements and reunderwrites them, block loans follow the same underwriting guidelines as flow loan purchases. To date, the Company has not made a material change in its underwriting standards.

     IMC maintains a staff of experienced underwriters based in its Florida, Pennsylvania, New Jersey, Ohio, California, Michigan, Maryland and Rhode Island offices. IMC's loan application and approval process generally is conducted via facsimile submission of the credit application to IMC's underwriters. An underwriter reviews the applicant's credit history based on the information contained in the application and reports available from credit reporting bureaus in order to determine if the applicant's credit history is acceptable under IMC's underwriting guidelines. Based on this review, the underwriter assigns a preliminary rating to the application. The proposed terms of the loan are then communicated to the correspondent or broker responsible for the application who in turn discusses the proposal with the loan applicant. When a potential borrower applies for a loan through a branch office, the underwriter will discuss the proposal directly with the applicant. IMC endeavors to respond, and in most cases does respond, to the correspondent, broker or borrower within one business day from when the application is received. If the applicant accepts the proposed terms, the underwriter will contact the broker or the loan applicant to gather additional information necessary for the closing and funding of the loan.

     All loan applicants must have an appraisal of their collateral property prior to closing the loan. IMC requires correspondents and brokers to use licensed appraisers that are listed on or qualify for

IMC's approved appraiser list. IMC approves appraisers based upon a review of sample appraisals, professional experience, education, membership in related professional organizations, client recommendations and review of the appraiser's experience with the particular types of properties that typically secure IMC's loans. In the case of loans purchased in blocks, if an appraisal was performed by an appraiser that is not approved by IMC, IMC will review the appraisal and accept it if the appraisal meets its underwriting standards.

     The decision to provide a loan to an applicant is based upon the value of the underlying collateral, the applicant's creditworthiness and IMC's evaluation of the applicant's ability to repay the loan. A number of factors determine a loan applicant's creditworthiness, including debt ratios (the borrower's average monthly expenses for debts, including fixed monthly expenses for housing, taxes and installment debt, as a percentage of gross monthly income), payment history on existing mortgages and the combined loan-to-value ratio for all existing mortgages on a property.

     Assessment of the applicant's ability to pay is one of the principal elements in distinguishing IMC's lending specialty from methods employed by traditional lenders, such as thrift institutions and commercial banks. All lenders utilize debt ratios and loan-to-value ratios in the approval process. Many lenders simply use software packages to score an applicant for loan approval and fund the loan after auditing the data provided by the borrower. In contrast, IMC employs experienced non-conforming mortgage loan underwriters to scrutinize an applicant's credit profile and to evaluate whether an impaired credit history is a result of previous adverse circumstances or a continuing inability or unwillingness to meet credit obligations in a timely manner. Personal circumstances including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing will often impair an applicant's credit record. Among IMC's specialties is the ability to identify and assist this type of borrower in the establishment of improved credit.

     Upon completion of the loan's underwriting and processing, the closing of the loan is scheduled with a closing attorney or agent approved by IMC. The closing attorney or agent is responsible for completing the loan transaction in accordance with applicable law and IMC's operating procedures. Title insurance that insures IMC's interest as mortgagee and evidence of adequate homeowner's insurance naming IMC as an additional insured are required on all loans.

     IMC has established classifications with respect to the credit profiles of loans based on certain of the applicant's characteristics. Each loan applicant is placed into one of four letter ratings 'A' through 'D,' with subratings within those categories. Ratings are based upon a number of factors including the applicant's credit history, the value of the property and the applicant's employment status, and are subject to the discretion of IMC's trained underwriting staff. Terms of loans made by IMC, as well as the maximum loan-to-value ratio and debt service-to-income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the classification of the borrower. Borrowers with lower credit ratings generally pay higher interest rates and loan origination fees. The general criteria currently used by IMC's underwriting staff in classifying loan applicants are as set forth below.

                                               'A' RISK          'B' RISK          'C' RISK          'D' RISK
                                               --------          --------          --------          --------
General repayment............................  Has repaid        Has generally     May have          May have
                                               installment or    repaid            experienced       experienced
                                               revolving debt    installment or    significant past  significant past
                                                                 revolving credit  credit problems   credit problems

Existing mortgage loans......................  Current at        Current at        May not be        Must be paid in
                                               application time  application time  current at        full from loan
                                               and a maximum of  and a maximum of  application time  proceeds and no
                                               two 30-day late   three 30-day      and a maximum of  more than 149
                                               payments in the   late payments in  four 30-day late  days delinquent
                                               last 12 months    the last 12       payments and one  at closing and
                                                                 months            60-day late       an explanation
                                                                                   payment in the    is required
                                                                                   last 12 months

Non-mortgage credit..........................  Minor derogatory  Some prior        Significant       Significant
                                               items allowed     defaults allowed  prior             prior defaults
                                               with a letter of  but major credit  delinquencies     may have
                                               explanation; no   or installment    may have          occurred, but
                                               open collection   debt paid as      occurred, but     must demonstrate
                                               accounts or       agreed may        major credit or   an ability to
                                               charge-offs,      offset some       installment debt  maintain
                                               judgements or     delinquency;      paid as agreed    regularity in
                                               liens             open              may offset some   payment of
                                                                 charge-offs,      delinquency       credit
                                                                 judgments or      obligations in
                                                                 liens are         the future
                                                                 permitted on a
                                                                 case-by-case
                                                                 basis

Bankruptcy filings...........................  Discharged more   Discharged more   Discharged more   Discharged prior
                                               than four years   than two years    than one year     to closing
                                               prior to closing  prior to closing  prior to closing
                                               and credit        and credit        and credit
                                               reestablished     reestablished     reestablished

Debt service-to-income ratio.................  Generally 45% or  Generally 45% or  Generally 50% or  Generally 50% or
                                               less              less              less              less

Maximum loan-to-value ratio:

Owner-occupied...............................  Generally 80%     Generally 80%     Generally 75%     Generally 65%
                                               (or 90%*) for a   (or 85%*) for a   (or 80% for       (or 70% for
                                               one- to two-      one- to two-      first liens*)     first liens*)
                                               family            family residence  for a one- to     for a one- to
                                               residence; 75%                      two- family       four- family
                                               for a                               residence; 65%    residence; 60%
                                               condominium                         for a             for a three- to
                                                                                   condominium; 60%  four-family
                                                                                   for a three-to    residence or
                                                                                   four-family       condominium
                                                                                   residence

Non-owner-occupied...........................  Generally 70%     Generally 70%     Generally 60%     Generally 55%
                                               for a one- to     for a one- to     for a one- to     for a one- to
                                               four-family       two-family        two-family        four-family
                                               residence         residence         residence         residence

------------

*  On an exception basis.

                            ------------------------

     The Company uses the foregoing categories and characteristics as guidelines only. On a case-by-case basis, the Company may determine that the prospective borrower warrants an exception. Exceptions may generally be allowed if the application reflects certain compensating factors such as loan-to-value ratio, debt ratio, length of employment and other factors. For example, a higher debt ratio may be acceptable with a lower loan-to-value ratio. Accordingly, the Company may classify in a more favorable risk category certain mortgage loans that, in the absence of such compensating factors, would satisfy only the criteria of a less favorable risk category.

     The following table sets forth certain information with respect to IMC's loan purchases and originations by borrower classification, along with weighted average coupons, for the periods shown.

                                                         YEAR ENDED DECEMBER 31,
                   ---------------------------------------------------------------------------------------------------
                               1994                              1995                               1996
                   -----------------------------     -----------------------------     -------------------------------
                                        WEIGHTED                          WEIGHTED                            WEIGHTED
BORROWER                      % OF      AVERAGE                 % OF      AVERAGE                   % OF      AVERAGE
CLASSIFICATION      TOTAL     TOTAL      COUPON       TOTAL     TOTAL      COUPON        TOTAL      TOTAL      COUPON
-----------------  --------   -----     --------     --------   -----     --------     ----------   -----     --------
                                                         (DOLLARS IN THOUSANDS)

'A' Risk.........  $155,729    55.0%      10.6%      $276,120    44.4%      11.4%      $  883,094    49.9%      10.9%
'B' Risk.........    74,527    26.3       11.6        177,149    28.5       12.0          442,629    25.0       11.5
'C' Risk.........    38,022    13.5       13.0        125,811    20.2       13.0          338,330    19.1       12.3
'D' Risk.........    14,646     5.2       14.4         42,549     6.9       14.4          106,259     6.0       13.6
                   --------   -----                  --------   -----                  ----------   -----
     Total.......  $282,924   100.0%                 $621,629   100.0%                 $1,770,312   100.0%
                   --------   -----                  --------   -----                  ----------   -----
                   --------   -----                  --------   -----                  ----------   -----

     The weighted average loan-to-value ratio of the Company's loans has increased due to increasing competition in the non-conforming home equity loan market and, to a lesser extent, an increase between 1995 and 1996 in the percentage of the Company's loans in the 'A' Risk category. For the year ended December 31, 1995, loans with loan-to-value ratios in excess of 80% amounted to $173.1 million, or 27.9% of total purchases and originations in that year. For the year ended December 31, 1996, loans with loan-to-value ratios in excess of 80% amounted to $700.4 million, or 39.6% of total purchases and originations in that year. The increase in loan purchases and originations with loan-to-value ratios between 80% and 100% of $527.3 million during 1996 was primarily related to the increase in purchases and originations of 'A' Risk loans of $607.0 million during 1996 (loan purchases and originations of 'A' Risk loans were $276.1 million and $883.1 million for the years ended December 31, 1995 and 1996, respectively). The majority of the Company's loans with loan-to-value ratios in excess of 80% are 'A' Risk loans, and substantially all of such loans are 'A' risk or 'B' Risk loans. The Company does not anticipate any material increase in the percentages of loans purchased or originated with loan-to-value ratios in excess of 80% solely as a result of the acquisitions completed in January and February 1997; however some of the companies that the Company acquired in 1997 originate or purchase loans with loan-to-value ratios in excess of 100%, but only when they have a prior 'take-out' commitment for such loans. At the present time neither the Company, nor the companies it acquired, has included such loans in its securitized pools or held such loans for more than thirty days.

LOAN SALES

     Currently, IMC sells the loans it purchases or originates through one of two methods: (i) securitization, which involves the private placement or public offering of pass-through mortgage-backed securities; and (ii) whole loan sales, which involve selling blocks of loans to single purchasers. This dual approach allows IMC the flexibility to better manage its cash flow, take advantage of favorable conditions in either the securitization or whole loan market when selling its loan production, diversify its exposure to the potential volatility of the capital markets and maximize the revenues associated with the gain on sale of loans given market conditions existing at the time of disposition. For the years ended December 31, 1994, 1995 and 1996, IMC sold $261.9 million, $458.8 million and $1.06 billion of loan production, respectively.

     The following table sets forth certain information with respect to IMC's channels of loan sales by type of sale for the periods shown.

                                    PERIOD
                                FROM INCEPTION
                                  (AUGUST 12,
                                     1993)                            YEAR ENDED DECEMBER 31,
                                    THROUGH         ------------------------------------------------------------
                                 DECEMBER 31,
                                     1993                 1994                 1995                  1996
                                ---------------     ----------------     ----------------     ------------------
                                          % OF                 % OF                 % OF                   % OF
                                 TOTAL    TOTAL      TOTAL     TOTAL      TOTAL     TOTAL       TOTAL      TOTAL
                                -------   -----     --------   -----     --------   -----     ----------   -----
                                                             (DOLLARS IN THOUSANDS)

Securitizations...............  $ --        0.0%    $ 81,637    31.2%    $388,363    84.7%    $  935,000    87.9%
Whole loan sales..............   21,636   100.0      180,263    68.8       70,400    15.3        128,868    12.1
                                -------   -----     --------   -----     --------   -----     ----------   -----
     Total loan sales.........  $21,636   100.0%    $261,900   100.0%    $458,763   100.0%    $1,063,868   100.0%
                                -------   -----     --------   -----     --------   -----     ----------   -----
                                -------   -----     --------   -----     --------   -----     ----------   -----

     Securitizations. Through December 31, 1996, the Company completed eight securitizations totaling $1.4 billion. The securities sold in each securitization, which were enhanced by an insurance policy, received a credit rating of AAA by Standard and Poor's and Aaa by Moody's.

     During the year ended December 31, 1996, IMC sold $935.0 million of its loan volume through securitizations. IMC markets its loan inventory through securitization when management believes that employing this strategy will create greater long-term economic benefit to IMC stockholders. IMC intends to continue to conduct loan sales through securitizations, either in private placements or in public offerings, when market conditions are attractive for such loan sales. Of IMC's eight securitizations through December 31, 1996, five were public offerings and three were private offerings. When IMC securitizes loans, it sells a portfolio of loans to a Real Estate Mortgage Investment Conduit (REMIC) that issues classes of certificates representing undivided ownership interests in the REMIC. IMC may be required either to repurchase or to replace loans which do not conform to the representations and warranties made by IMC in the pooling and servicing agreements entered into when a portfolio of loans is sold through a securitization. In its capacity as servicer for each securitization, the Company collects and remits principal and interest payments to the appropriate REMIC, which in turn passes through payments to certificate owners. IMC retains the servicing rights and an interest in the I/O and residual classes of certificates of the REMIC.

     Each REMIC is supported by an insurance policy from a monoline insurance company, which insures the timely payment of interest and the ultimate payment of principal of the AAA/Aaa-rated interests in the REMIC. In addition to such insurance policies, credit enhancement is provided by over-collateralization, which is intended to result in receipts and collections on the loans in excess of the amounts required to be distributed to certificate holders of the senior interests. Although expected loss is calculated into the pricing of the REMIC, to the extent that borrowers default on the payment of principal and interest above the expected rate of default, such loss will reduce the value of the Company's residual class certificate. If payment defaults exceed the amount of over-collateralization, the insurance policy maintained by the REMIC will pay any further losses experienced by certificate holders of the senior interests in the REMIC.

     As part of IMC's cash flow management strategy, the first six securitizations were structured so that ContiFinancial received a portion of the I/O and residual interest in the related REMIC. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Transactions with ContiFinancial.'

     Whole Loan Sales. Whole loan sales represented all of IMC's loan sales during 1993. With the initiation of the sale of loans through securitizations, whole loan sales declined to 68.8%, 15.3% and 12.1% of total loan sales for the years ended December 31, 1994, 1995 and 1996, respectively. Upon the sale of a loan portfolio, IMC generally receives a premium, representing a value in excess of the par value of the loans (par value representing the unpaid balance of the loan amount). IMC maximizes its premium on whole loan sale revenue by closely monitoring institutional investors' requirements and focusing on originating the types of loans that meet those requirements and for which institutional purchasers tend to pay higher rates.

     IMC will sell some of its loan volume to various institutional investors on a non-recourse basis with customary representations and warranties covering loans sold. IMC may be required to repurchase a loan in the event that its representations and warranties with respect to such loans prove to be inaccurate. Occasionally, IMC will agree to rebate a portion of the premium earned if a loan is prepaid during a limited period of time after sale, usually six months and no more than one year. For the years ended December 31, 1994, 1995 and 1996, IMC was required to rebate $287,347, $167,951, and $99,578, respectively, in premiums when certain loans were prepaid during the contractual rebate period. In its purchase agreements with its correspondents, IMC requires its correspondents to rebate premium payments if loans sold to IMC are prepaid within a specified period of time after the sale. For the years ended December 31, 1994, 1995 and 1996, premium rebates due to IMC were $89,113, $1.4 million and $2.9 million, respectively.

LOAN SERVICING AND COLLECTIONS

     IMC has been servicing loans since April 1994. IMC's loan servicing operation is divided into three departments: (i) collections; (ii) customer service for both borrowers and investors; and (iii) tax, insurance and tax and insurance escrow. These departments monitor loans, collect current payments due from borrowers, remit principal and interest payments to current owners of loans and pay taxes and insurance. The collections department furnishes reports and enforces the holder's rights, including recovering delinquent payments, instituting loan foreclosures and liquidating the underlying collateral. IMC intends to increase its loan servicing operations and thus its revenue stream by continuing to retain the servicing rights on all its securitized loans and certain whole loan sales. IMC retained the servicing rights to 87.3% or $400.5 million of the loans it sold in 1995 and to 90.5% or $963.2 million of the loans it sold in 1996.

     IMC funds and closes loans throughout the month. Most of IMC's loans require a first payment 30 days after funding. Accordingly, IMC's servicing portfolio consists of loans with payments due at varying times each month. This system ameliorates the cyclical highs and lows that some servicing companies experience as a result of heavily concentrated payment dates.

     As of December 31, 1996, IMC was servicing loans representing an aggregate of $2.15 billion. Revenues generated from loan servicing amounted to 7.8% and 10.3% of IMC's total revenues for the years ended December 31, 1995 and 1996, respectively. IMC anticipates that loan servicing will contribute a larger portion of total revenues in future periods. Management believes that the Company's loan servicing provides a consistent revenue stream to augment its loan purchasing and originating activities.

     IMC's collections policy is designed to identify payment problems sufficiently early to permit IMC to address delinquency problems quickly and, when necessary, to act to preserve equity before a property goes into foreclosure. IMC believes that these policies, combined with the experience level of independent appraisers engaged by IMC, help to reduce the incidence of charge-offs on a first or second mortgage loan.

     Collection procedures commence upon identification of a past due account by IMC's automated servicing system. If the first payment due is delinquent, a collector will telephone to remind the borrower of the payment. Five days after any payment is due, a written notice of delinquency is sent to the borrower. Eleven days after payment is due, the account is automatically placed in the appropriate collector's queue and the collector will send a late notice to the borrower. During the delinquency period, the collector will continue to frequently contact the borrower. Company collectors have computer access to telephone numbers, payment histories, loan information and all past collection notes. All collection activity, including the date collection letters were sent and detailed notes on the substance of each collection telephone call, is entered into a permanent collection history for each account. Additional guidance with respect to the collection process is derived through frequent communication with IMC's senior management.

     IMC's loan servicing software also tracks and maintains homeowners' insurance information. Expiration reports are generated weekly listing all policies scheduled to expire within 30 days. When policies lapse, a letter is issued advising the borrower of the lapse and that IMC will obtain force-placed insurance at the borrower's expense. IMC also has an insurance policy in place that provides coverage automatically for IMC in the event that IMC fails to obtain force-placed insurance.

     Notwithstanding the above, there are occasions when a charge-off occurs. Prior to a foreclosure sale, IMC performs a foreclosure analysis with respect to the mortgaged property to determine the value of the mortgaged property and the bid that IMC will make at the foreclosure sale. This analysis includes: (i) a current valuation of the property obtained through a drive-by appraisal conducted by an independent appraiser; (ii) an estimate of the sale price of the mortgaged property obtained by sending two local realtors to inspect the property; (iii) an evaluation of the amount owed, if any, to a senior mortgagee and for real estate taxes; and (iv) an analysis of marketing time, required repairs and other costs, such as real estate broker fees, that will be incurred in connection with the foreclosure sale.

     All foreclosures are assigned to outside counsel located in the same state as the secured property. Bankruptcies filed by borrowers are also assigned to appropriate local counsel who are required to provide monthly reports on each loan file.

     The Company's servicing portfolio had aggregate principal balances of $0, $92.0 million, $535.8 million and $2.15 billion at December 31, 1993, 1994, 1995 and 1996, respectively.

     The following table provides certain delinquency and default experience as a percentage of outstanding principal balances of IMC's servicing portfolio for the periods shown.

                                                                          AT DECEMBER 31,
                                                                      ------------------------
                                                                      1994      1995      1996
                                                                      ----      ----      ----

Delinquency percentages(1):
     30-59 days....................................................   0.72%     2.54%     3.01%
     60-89 days....................................................   0.15      0.59      1.01
     90+ days......................................................   0.00      0.30      1.28
                                                                      ----      ----      ----
          Total delinquency........................................   0.87%     3.43%     5.30%
                                                                      ----      ----      ----
Default percentages(2):
     Foreclosure...................................................   0.00%     0.75%     0.94%
     Bankruptcy....................................................   0.12      0.25      0.53
                                                                      ----      ----      ----
          Total default............................................   0.12%     1.00%     1.47%
                                                                      ----      ----      ----
Total delinquency and default......................................   0.99%     4.43%     6.77%
                                                                      ----      ----      ----
                                                                      ----      ----      ----

------------

(1) Represents the percentages of account balances contractually past due, exclusive of home equity loans in foreclosure, bankruptcy and real estate owned.

(2) Represents the percentages of account balances on loans in foreclosure and bankruptcy, exclusive of real estate owned.

     The following table provides certain delinquency and default experience as a percentage of outstanding principal balance for each of the Company's securitization trusts completed through December 31, 1996, prior to any potential recoveries:

      DELINQUENCY AND DEFAULTS FOR THE COMPANY'S SECURITIZATIONS(1)(2)(3)

                                                        1994-1                  1995-1                   1995-2
                                                 --------------------     -------------------     --------------------
As of March 31, 1996:
Delinquency:
30-59 days...................................    $ 1,316,812     2.07%    $2,286,637     2.80%    $ 1,028,339     0.99%
60-89 days...................................        273,899     0.43        242,681     0.30         580,192     0.56
90 days and over.............................         38,834     0.06        190,960     0.23         119,429     0.11
                                                 -----------     ----     ----------     ----     -----------     ----
 Total.......................................    $ 1,629,545     2.56%    $2,720,278     3.33%    $ 1,727,960     1.66%
                                                 -----------     ----     ----------     ----     -----------     ----
                                                 -----------     ----     ----------     ----     -----------     ----
Total defaults...............................    $ 2,128,767     3.35%    $1,967,810     2.41%    $ 2,642,563     2.54%
                                                 -----------     ----     ----------     ----     -----------     ----
                                                 -----------     ----     ----------     ----     -----------     ----
                                                      1995-3
                                               --------------------
As of March 31, 1996:
Delinquency:
30-59 days...................................  $ 2,451,357     1.74%
60-89 days...................................      102,685     0.07
90 days and over.............................      358,533     0.26
                                               -----------     ----
 Total.......................................  $ 2,912,575     2.07%
                                               -----------     ----
                                               -----------     ----
Total defaults...............................  $ 1,665,789     1.19%
                                               -----------     ----
                                               -----------     ----
                                                        1994-1                  1995-1                   1995-2
                                                 --------------------     -------------------     --------------------
As of June 30, 1996:
Delinquency:
30-59 days...................................    $ 1,001,798     1.74%    $1,678,736     2.33%    $ 3,232,465     3.37%
60-89 days...................................        386,579     0.67        238,285     0.33         800,972     0.84
90 days and over.............................        120,648     0.21        147,389     0.20           2,122     0.00
                                                 -----------     ----     ----------     ----     -----------     ----
 Total.......................................    $ 1,509,025     2.62%    $2,064,410     2.86%    $ 4,035,559     4.21%
                                                 -----------     ----     ----------     ----     -----------     ----
                                                 -----------     ----     ----------     ----     -----------     ----
Total defaults...............................    $ 1,611,169     2.80%    $1,920,443     2.67%    $ 3,053,366     3.19%
                                                 -----------     ----     ----------     ----     -----------     ----
                                                 -----------     ----     ----------     ----     -----------     ----
                                                      1995-3
                                               --------------------
As of June 30, 1996:
Delinquency:
30-59 days...................................  $ 5,086,087     3.86%
60-89 days...................................      505,242     0.38
90 days and over.............................      477,597     0.36
                                               -----------     ----
 Total.......................................  $ 6,068,926     4.60%
                                               -----------     ----
                                               -----------     ----
Total defaults...............................  $ 2,703,193     2.05%
                                               -----------     ----
                                               -----------     ----
                                                        1994-1                  1995-1                   1995-2
                                                 --------------------     -------------------     --------------------
As of September 30, 1996:
Delinquency:
30-59 days...................................    $ 2,131,473     4.01%    $1,602,212     2.45%    $ 2,541,594     2.96%
60-89 days...................................        299,147     0.56        321,059     0.49       1,150,718     1.34
90 days and over.............................        222,911     0.42        141,310     0.22         466,260     0.54
                                                 -----------     ----     ----------     ----     -----------     ----
 Total.......................................    $ 2,653,531     4.99%    $2,064,582     3.16%    $ 4,158,572     4.84%
                                                 -----------     ----     ----------     ----     -----------     ----
                                                 -----------     ----     ----------     ----     -----------     ----
Total defaults...............................    $ 2,287,599     4.31%    $1,961,704     3.00%    $ 4,115,802     4.79%
                                                 -----------     ----     ----------     ----     -----------     ----
                                                 -----------     ----     ----------     ----     -----------     ----
                                                      1995-3
                                               --------------------
As of September 30, 1996:
Delinquency:
30-59 days...................................  $   999,636     0.85%
60-89 days...................................      644,704     0.55
90 days and over.............................      340,822     0.29
                                               -----------     ----
 Total.......................................  $ 1,985,162     1.69%
                                               -----------     ----
                                               -----------     ----
Total defaults...............................  $ 3,072,556     2.62%
                                               -----------     ----
                                               -----------     ----
                                                        1994-1                  1995-1                   1995-2
                                                 --------------------     -------------------     --------------------
As of December 31, 1996:
Delinquency:
30-59 days...................................    $ 2,615,101     5.42%    $1,351,891     2.30%    $ 3,314,742     4.31%
60-89 days...................................        461,981     0.96        562,719     0.96         849,593     1.10
90 days and over.............................        264,199     0.55        103,720     0.18       1,527,337     1.99
                                                 -----------     ----     ----------     ----     -----------     ----
   Total.....................................    $ 3,341,281     6.93%    $2,018,330     3.44%    $ 5,691,672     7.40%
                                                 -----------     ----     ----------     ----     -----------     ----
                                                 -----------     ----     ----------     ----     -----------     ----
Total defaults...............................    $ 2,568,471     5.32%    $2,229,011     3.80%    $ 3,597,044     4.68%
                                                 -----------     ----     ----------     ----     -----------     ----
                                                 -----------     ----     ----------     ----     -----------     ----
                                                       1995-3
                                               --------------------
As of December 31, 1996:
Delinquency:
30-59 days...................................  $ 5,797,400     5.44%
60-89 days...................................      899,318     0.84
90 days and over.............................      702,633     0.66
                                               -----------     ----
   Total.....................................  $ 7,399,351     6.94%
                                               -----------     ----
                                               -----------     ----
Total defaults...............................  $ 3,319,749     3.11%
                                               -----------     ----
                                               -----------     ----


                                                        1996-1                  1996-2                   1996-3
                                                 --------------------     -------------------     --------------------
As of March 31, 1996:
Delinquency:
30-59 days...................................    $ 3,462,018     2.04%
60-89 days...................................        628,949     0.37
90 days and over.............................        533,810     0.31
                                                 -----------     ----
 Total.......................................    $ 4,624,777     2.72%
                                                 -----------     ----
                                                 -----------     ----
Total defaults...............................    $   484,716     0.29%
                                                 -----------     ----
                                                 -----------     ----

                                                      1996-4
                                               --------------------
As of March 31, 1996:
Delinquency:
30-59 days...................................
60-89 days...................................
90 days and over.............................

 Total.......................................

Total defaults...............................

                                                        1996-1                  1996-2                   1996-3
                                                 --------------------     -------------------     --------------------
As of June 30, 1996:
Delinquency:
30-59 days...................................    $ 3,544,403     2.20%    $4,045,730     2.09%
60-89 days...................................      1,090,040     0.68        916,283     0.47
90 days and over.............................        641,525     0.40        843,325     0.44
                                                 -----------     ----     ----------     ----
 Total.......................................    $ 5,275,968     3.28%    $5,805,338     3.00%
                                                 -----------     ----     ----------     ----
                                                 -----------     ----     ----------     ----
Total defaults...............................    $ 1,710,018     1.06%    $  470,978     0.24%
                                                 -----------     ----     ----------     ----
                                                 -----------     ----     ----------     ----
                                                      1996-4
                                               --------------------
As of June 30, 1996:
Delinquency:
30-59 days...................................
60-89 days...................................
90 days and over.............................

 Total.......................................

Total defaults...............................

                                                        1996-1                  1996-2                   1996-3
                                                 --------------------     -------------------     --------------------
As of September 30, 1996:
Delinquency:
30-59 days...................................    $ 5,206,575     3.44%    $3,598,472     1.96%    $ 6,948,738     2.88%
60-89 days...................................      1,665,750     1.10      1,451,115     0.79       3,222,051     1.34
90 days and over.............................        852,773     0.56      1,222,661     0.67       1,670,647     0.69
                                                 -----------     ----     ----------     ----     -----------     ----
 Total.......................................    $ 7,725,098     5.10%    $6,272,248     3.41%    $11,841,436     4.91%
                                                 -----------     ----     ----------     ----     -----------     ----
                                                 -----------     ----     ----------     ----     -----------     ----
Total defaults...............................    $ 2,671,238     1.76%    $4,286,773     2.33%    $ 1,693,101     0.70%
                                                 -----------     ----     ----------     ----     -----------     ----
                                                 -----------     ----     ----------     ----     -----------     ----
                                                      1996-4
                                               --------------------
As of September 30, 1996:
Delinquency:
30-59 days...................................
60-89 days...................................
90 days and over.............................

 Total.......................................

Total defaults...............................

                                                        1996-1                  1996-2                   1996-3
                                                 --------------------     -------------------     --------------------
As of December 31, 1996:
Delinquency:
30-59 days...................................    $ 8,386,098     6.10%    $3,661,557     2.17%    $ 3,324,516     1.46%
60-89 days...................................      2,462,853     1.79      1,635,260     0.97       3,404,998     1.50
90 days and over.............................      2,820,700     2.05      1,823,195     1.08       5,651,334     2.48
                                                 -----------     ----     ----------     ----     -----------     ----
 Total.......................................    $13,669,651     9.94%    $7,120,012     4.22%    $12,380,848     5.44%
                                                 -----------     ----     ----------     ----     -----------     ----
                                                 -----------     ----     ----------     ----     -----------     ----
Total defaults...............................    $ 2,723,282     1.98%    $4,665,216     2.76%    $ 3,175,997     1.39%
                                                 -----------     ----     ----------     ----     -----------     ----
                                                 -----------     ----     ----------     ----     -----------     ----
                                                      1996-4
                                               --------------------
As of December 31, 1996:
Delinquency:
30-59 days...................................  $ 6,440,166     2.17%
60-89 days...................................    2,481,880     0.84
90 days and over.............................    4,942,472     1.67
                                               -----------     ----
 Total.......................................  $13,864,518     4.68%
                                               -----------     ----
                                               -----------     ----
Total defaults...............................  $   629,253     0.21%
                                               -----------     ----
                                               -----------     ----

                                                        (footnotes on next page)

(footnotes from previous page)

(1) Delinquency is the dollar value of account balances contractually past due, excluding loans in foreclosure, bankruptcy and real estate owned.

(2) Defaults are the dollar value of account balances contractually past due on loans in foreclosure and bankruptcy, exclusive of real estate owned.

(3) The percentage of loans with loan-to-value ratios between 80% and 100% included in the 1994-1, 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3 and
    1996-4 securitization trusts, as of the closing date of each securitization, was 24.2%, 32.4%, 26.6%, 10.4%, 11.0% 12.2%, 15.7% and 18.3%, respectively.
    The LTV's are calculated as of the origination date of each mortgage loan based on the appraised value at the time of origination.

                            ---------------------------

     The following table describes certain loan loss experience of IMC's servicing portfolio of home equity loans for the fiscal years ended December 31, 1994, 1995 and 1996.

                                                                                       DECEMBER 31,
                                                                           -------------------------------------
                                                                            1994          1995           1996
                                                                           -------      --------      ----------
                                                                                  (DOLLARS IN THOUSANDS)

Average amount outstanding(1)...........................................   $52,709      $294,252      $1,207,172
Losses(2)...............................................................        --           279           1,580
Losses as a percentage of average amount outstanding....................      0.00%         0.09%           0.13%

(1) Average amount outstanding during the period is the arithmetic average of the principal balances of home equity loans outstanding on the last business day of each month during the period.

(2) Losses are actual losses incurred on liquidated properties for each respective period. Losses include all principal, foreclosure costs and accrued interest to date.

MARKETING

     Correspondent and Broker Networks. Marketing to correspondents and brokers is conducted through IMC's business development representatives who establish and maintain relationships with IMC's principal sources of loan purchases and originations, including financial institutions and mortgage bankers. The business development representatives provide various levels of information and assistance to correspondents and brokers and are principally responsible for maintaining IMC's relationships with its networks. Business development representatives endeavor to increase the volume of loan originations from brokers and correspondents located within the geographic territory assigned to that representative. The representatives visit customers' offices, attend trade shows and supervise advertisements in broker trade magazines. The representatives also provide IMC with information relating to correspondents, borrowers and brokers and products and pricing offered by competitors and new market entrants, all of which assist IMC in refining its programs in order to offer competitive products. The business development representatives are compensated with a base salary and commissions based on the volume of loans that are purchased or originated as a result of their efforts.

     Direct Consumer Lending. During 1996, IMC marketed its direct consumer lending services through 17 branch offices. IMC added 49 branches through acquisitions in January and February 1997 and intends to continue to open new retail branches during 1997. IMC's direct consumer loan expansion strategy involves: (i) targeting cities where the population density and economic indicators are favorable for home equity lending, the foreclosure rate is within normal ranges and the non-conforming loan market has been underserved; (ii) testing the target market prior to the establishment of a branch office, and where local regulations permit, via newspaper, radio and direct mail advertising and through a toll-free telephone number which routes borrower inquiries directly to a loan officer in the Company's Tampa, Florida office; (iii) if test marketing is positive, establishing a small branch office, generally with an initial staff of two business development representatives; and (iv) setting up branch offices in executive office space with short-term leases, which eliminates high startup costs for office equipment, furniture and leasehold improvement and allows IMC to exit the market easily if the office does not meet expectations. The branch office network is used for marketing to and meeting with IMC's local borrowers and brokers.

ACQUISITIONS AND STRATEGIC ALLIANCES

     The Company is actively pursuing a strategy of acquiring originators of non-conforming home equity loans. IMC's acquisition strategy focuses on entities that originate non-conforming mortgages either directly from the consumer or through broker networks. In 1996, IMC acquired Equitystars and in January and February 1997 completed the acquisitions of Mortgage America, CoreWest, Equity Mortgage and American Reduction. Equitystars, Mortgage America and Equity Mortgage were Industry Partners. Management believes that the acquisitions of these and similar non-conforming home equity loan originators will benefit IMC by: (i) increasing IMC's loan production volume by capturing all of the acquired company's production instead of only a portion; (ii) improving IMC's profitability and profit margins because broker and direct-to-consumer originated loans typically result in better profit margins than loans purchased from correspondents; (iii) adding experienced management; and (iv) broadening IMC's distribution system for offering new products. In order to incent management of the acquired companies, IMC typically structures its acquisitions to include an initial payment upon closing of the transaction and to provide for contingent payments tied to future production and profitability of the acquired company.

     IMC believes that by using a 'family of companies' approach to potential acquisitions it is able to differentiate itself from other potential acquirers competing for acquisitions of non-conforming mortgage lenders. Under this approach, IMC seeks to derive the benefit of the entrepreneurial energies and organizational and marketing skills already developed by existing companies by allowing those companies to operate after acquisition by the Company as relatively independent lending units. IMC believes this approach appeals to owners of certain existing companies who see a number of benefits from IMC's concept, including: (i) the benefit of being allowed to continue to run their companies as subsidiaries or independent divisions of IMC after acquisition;
(ii) the assurance that the previous owner controls the employees of the acquired company following the acquisition; and (iii) the benefit of financial support from IMC, which provides warehouse and working capital lines as needed on an agreed business plan, thereby allowing the former owners to concentrate on growing their business and obtaining efficient execution of the loan marketing process.

     Pursuant to this strategy, IMC has acquired during January and February 1997 the outstanding common stock of CoreWest and all of the assets of American Reduction, Equity Mortgage, and Mortgage America. During 1996, IMC acquired all of the assets of Equitystars and also formed a joint venture in the United Kingdom. Each of the foregoing acquisitions will be accounted for under the purchase method of accounting. Most acquisitions include earn-out arrangements that provide the sellers with additional consideration if the acquired company reaches certain performance targets after the acquisition. Any such contingent payments will result in an increase in the amount of goodwill recorded on IMC's balance sheet related to such acquisition. Goodwill represents the excess of cost over fair market value of the net tangible assets acquired and is amortized through periodic charges to earnings for up to 30 years.

     The Company's acquisitions are summarized in the table below:

                                                                                                      AMERICAN
                         EQUITYSTARS     MORTGAGE AMERICA       COREWEST        EQUITY MORTGAGE       REDUCTION
                       ----------------  -----------------  -----------------  -----------------  -----------------

Industry Partner.....        Yes                Yes                No                 Yes                No
Effective date of
  acquisition........       1/1/96            1/1/97             1/1/97             1/1/97             2/1/97
Initial purchase
  price:
    Common Stock.....   239,666 shares   1,790,000 shares    488,404 shares           --                 --
    Cash.............         --                --                 --             $150,000 in        $9,150,000
                                                                                 excess of net
                                                                                    assets
Approximate 1996
  originations.......    $100 million      $248 million        $48 million        $36 million        $80 million
1996 originations
  purchased by IMC...        N/A            $45 million        $10 million        $12 million        $2 million
Headquarters.........   Providence, RI     Bay City, MI      Los Angeles, CA     Baltimore, MD    Owings Mills, MD
Retail branch
  offices............         2                 32                  9                  3                  5
Primary states of
  operations.........  CT, ME, MA, NH,    AZ, AK, CO, DE,    CA, CO, OR, UT,    DE, DC, GA, MD,        MD, PA
                            NY, RI        FL, GA, IL, IA,          WA               PA, VA
                                          IN, KS, KY, MD,
                                          MI, MN, MO, NJ,
                                          NC, OH, OK, PA,
                                          SC, TN, TX, VT,
                                          VA, WA, WV, WI,
                                                WY

ACQUISITION OF EQUITYSTARS

     Effective January 1, 1996, IMC acquired all of the assets of Equitystars, one of the Industry Partners. Equitystars is a non-conforming lender that purchases and originates residential mortgage loans in Rhode Island, New York, Connecticut, Massachusetts, Maine and New Hampshire.

     The purchase price for all of the assets of Equitystars consisted of a $2.0 million base payment in the form of 239,666 shares of Common Stock, and up to an aggregate of $2.55 million of contingent payments, to be paid over two years based on a formula keyed to the performance of the non-conforming and conforming mortgage loan business of Equitystars during the two years subsequent to closing.

ACQUISITION OF MORTGAGE AMERICA

     Effective January 1, 1997, IMC acquired all of the assets of Mortgage America, an Industry Partner. Mortgage America is a non-conforming lender based in Bay City, Michigan that originates residential mortgage loans from a network of 32 retail offices located in 29 states. Mortgage America originated over $248 million of residential mortgage loans in 1996, including over $69 million during the last quarter of 1996. IMC purchased $45.3 million of residential mortgage loans from Mortgage America during 1996, including $21.1 million during the last quarter of 1996.

     The purchase price for all of the assets of Mortgage America was an initial payment of 1,790,000 shares of Common Stock and assumption of a stock option plan which could result in issuance of an additional 334,596 shares of Common Stock and a contingent payment of up to 2,770,000 additional shares of Common Stock at the end of three years based on the growth and profitability of Mortgage America during that period.

ACQUISITION OF COREWEST

     Effective January 1, 1997, IMC acquired all of the outstanding common stock of CoreWest, a non-conforming lender based in Los Angeles, California. CoreWest, which commenced operations in early 1996, originates residential mortgage loans primarily through a network of nine mortgage centers located in California, Colorado, Washington, Utah and Oregon. CoreWest originated over $48 million of residential mortgage loans in 1996, including over $22 million during the last quarter of 1996. IMC purchased $10.3 million of residential mortgage loans from CoreWest during 1996, all of which was during the last quarter of 1996.

     The purchase price for all of the outstanding common stock of CoreWest was an initial payment of 488,404 shares of Common Stock and a contingent payment of additional shares of Common Stock at the end of a two year period based on the profitability of CoreWest during that period. There is no cap on the number of shares which may be required to be issued as the contingent payment.

ACQUISITION OF EQUITY MORTGAGE

     Effective January 1, 1997, IMC acquired all of the assets of Equity Mortgage, an Industry Partner. Equity Mortgage is a non-conforming lender that originates residential mortgage loans from its offices in the greater Baltimore metropolitan region, Delaware and Pennsylvania. Equity Mortgage originated approximately $36 million of residential mortgage loans in 1996, including over $11 million during the last quarter of 1996. IMC purchased $12.5 million of residential mortgage loans from Equity Mortgage during 1996, including $3.3 million during the last quarter of 1996.

     The purchase price for Equity Mortgage was a cash payment of $150,000 in excess of its net assets. In connection with the acquisition, the Company entered into a four year employment agreement with the former owner of Equity Mortgage, Mr. Mark Greenberg, pursuant to which the Company is obligated to pay Mr. Greenberg 1.5% of the principal amount of non-conforming loans originated by the Equity Mortgage division of the Company during such four years, up to a maximum amount that does not exceed the net income of the division.

ACQUISITION OF AMERICAN REDUCTION

     Effective  February 1,  1997, IMC  acquired all  of the  assets of American
Reduction, a non-conforming lender based in Owings Mills, Maryland. American Reduction originates residential mortgage loans from its main office in Owings Mills, and four satellite offices located in Pennsylvania. American Reduction originated over $80 million of residential mortgage loans in 1996, including over $28 million during the last quarter of 1996. IMC did not purchase a significant amount of residential mortgage loans from American Reduction in 1996.

     The purchase price for all of the assets of American Reduction was an initial payment of $9.15 million and a cash contingent payment based on a multiple of the average after-tax earnings of American Reduction for the two year period ending December 31, 1999. At the Company's election, the contingent payment may be made in shares of Common Stock.

STRATEGIC ALLIANCES

     In order to increase the Company's volume and diversify its sources of loan originations, the Company seeks to enter into strategic alliances with selected mortgage lenders, pursuant to which the Company provides working capital and financing arrangements and a commitment to purchase qualifying loans. In return, the Company expects to receive a more predictable flow of loans and, in some cases, an option or obligation to acquire an equity interest in the related strategic participant. To date, the Company has completed two strategic alliances.

UK JOINT VENTURE

     In April 1996, the Company formed Preferred Mortgages, a UK joint venture. The Joint Venture Partners are IMC, Foxgard Limited ('Foxgard') and Financial Security Assurance Inc. ('FSA'). Preferred Mortgages is owned 45% by IMC, 45% by Foxgard and 10% by FSA. Through Preferred Mortgages, IMC intends to explore opportunities to serve what management believes to be an underserved segment of the home equity market in the UK by lending to borrowers with impaired credit profiles similar to its domestic customers. Preferred Mortgages has a `L'47.5 million (approximately $76 million as of January 31, 1997) line of credit from National Westminster Bank, Plc for the purchase and origination of mortgage loans (the 'NatWest Facility'), and FSA has provided an insurance policy as credit enhancement for the NatWest Facility. Preferred Mortgages is currently originating loans at a rate of approximately `L'1.2 million, (or $1.9 million, as of January 31, 1997) per month. Additionally, IMC intends to explore opportunities to serve underserved nonconforming segments of the home equity loan markets in other locations outside the United States.

NEW PRODUCTS AND SERVICES

SECURED CREDIT CARDS

     In late 1996, IMC, through its wholly owned subsidiary, IMC Credit Card, Inc. ('IMCCI'), entered into a joint venture (the 'Credit Card Joint Venture') with Lakeview Credit Card Services, Inc. ('Lakeview Credit'), a wholly owned subsidiary of Lakeview, the parent of one of the Industry Partners. The Credit Card Joint Venture is owned 50% by IMCCI and 50% by Lakeview Credit. If a customer wishes to borrow an amount less than that permitted by the Company's underwriting guidelines, the Company will offer the borrower an opportunity to borrow an additional amount up to the limit permitted by underwriting guidelines and use the excess proceeds as collateral for a secured credit card. Those excess proceeds are deposited in an interest-bearing account at Lakeview and are used as collateral for a secured credit card issued by IMCCI.

HOME EQUITY LINE OF CREDIT ('HELOC')

     In late 1996, IMC introduced the HELOC product, which enables customers to borrow on a revolving basis against the equity of their homes. After repayment of the initial advance, the availability of credit under the line increases in proportion to the amount repaid. In the past, this type of product has been offered primarily by commercial banks due to the complexity of the methodology necessary to process and maintain the loans. IMC developed the methodology to facilitate the HELOC program through an agreement with a large commercial bank. This new product offers the convenience of a revolving mortgage credit line to the non-conforming borrower. IMC offers HELOCs to borrowers using the same general underwriting criteria IMC uses for its non-conforming lending business.

PREFERRED PARTNERS PROGRAM

     As originally conceived, the Preferred Partners Program was for the benefit of mortgage companies attempting to diversify their product offering and enter the non-conforming loan business. Now, however, the Preferred Partners Program has expanded to encompass a diverse group of projects with a common goal: to introduce certain entities not previously involved in non-conforming lending to the business. The entities taking part in the Preferred Partners Program now include credit unions, banks and brokerage houses. Under the program, IMC acts as a consultant in certain aspects of the non-conforming loan business, including marketing, regulatory compliance, underwriting, risk-adjusted pricing, processing, funding, servicing and selling loans. Working with the companies either on-site or out of IMC's offices, IMC helps the entities develop new product lines that they would not typically underwrite on their own. In return, IMC anticipates receiving a part of the production generated by the entity. To date, the Preferred Partners Program has not generated a significant amount of loan production for the Company.

COMPETITION

     As a purchaser and originator of mortgage loans the proceeds of which are used for a variety of purposes, including to consolidate debt, to finance home improvements and to pay educational expenses, the Company faces intense competition primarily from other mortgage banking companies and commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Many of these competitors are substantially larger and have more capital and other resources than the Company. Furthermore, numerous large national finance companies and originators of conforming mortgages have expanded from their conforming origination programs and have allocated resources to the origination of non-conforming loans. In addition, many of these larger mortgage companies and commercial banks have begun to offer products similar to those offered by the Company, targeting customers similar to those of the Company. The entrance of these competitors into the Company's market requires the Company to pay higher premiums for loans it purchases, increases the likelihood of earlier prepayments through refinancings and could have a material adverse effect on the Company's results of operations and financial condition. In addition, competition could also result in the purchase or origination of loans with lower interest rates and higher loan-to-value ratios, which could have a material adverse effect on the Company's results of operations and financial condition. Premiums paid to correspondents as a percentage of loans purchased from correspondents by the Company were 4.7%, 4.2%, 5.0% and 5.8% for the three months ended March 31, June 30, September 30 and December 31, 1996, respectively. The weighted average interest rate for loans purchased or originated by the Company decreased from 12.1% for the year ended December 31, 1995 to 11.5% for the year ended December 31, 1996. The combined weighted average loan-to-value ratio of loans purchased or originated by the Company increased from 70.9% for the year ended December 31, 1995 to 72.9% for the year ended December 31, 1996.

     Competition takes many forms, including convenience in obtaining a loan, service, marketing and distribution channels and interest rates. Furthermore, the current level of gains realized by the Company and its competitors on the sale of the type of loans purchased and originated is attracting additional competitors into this market, including at least one quasi-governmental agency, with the effect of lowering the gains that may be realized by the Company on future loan sales. Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have 'locked in' low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's borrowers to refinance their loans. During economic slowdowns or recessions, the Company's borrowers may have new financial difficulties and may be receptive to offers by the Company's competitors.

     The Company depends largely on brokers, financial institutions and other mortgage bankers for its purchases and originations of new loans. The Company's competitors also seek to establish relationships with the Company's brokers and financial institutions and other mortgage bankers. The Company's future results may become more exposed to fluctuations in the volume and cost of its wholesale loans resulting from competition from other purchasers of such loans, market conditions and other factors.

REGULATION

     IMC's business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. IMC's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act, and Regulation B, as amended (ECOA), the Fair Credit Reporting Act of 1970, as amended, Federal Real Estate Settlement Procedures Act (RESPA), and Regulation X, the Home Mortgage Disclosure Act and the Federal Debt Collection Practices Act, as well as other federal and state statutes and regulations affecting IMC's activities. IMC is also subject to the rules and regulations of and examinations by Department of Housing and Urban Development
(HUD) and state regulatory authorities with respect to originating, processing, underwriting, selling and servicing loans. These rules and regulations, among other things, impose licensing obligations on IMC, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnifications or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions. IMC believes, however, that it is in compliance in all material respects with applicable federal and state laws and regulations.

ENVIRONMENTAL MATTERS

     To date, IMC has not been required to perform any investigation or clean up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future. In the ordinary course of its business, IMC from time to time forecloses on properties securing loans. Although IMC primarily lends to owners of residential properties, there is a risk that IMC could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by IMC, and could be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

EMPLOYEES

     As of December 31, 1996, IMC had a total of 380 employees, 198 of whom were working at its Tampa, Florida headquarters. None of IMC's employees is covered by a collective bargaining agreement. IMC considers its relations with its employees to be good. Several members of senior management have previously worked as a team at other lending institutions. Many employees have been associated with senior management in previous employment positions. IMC believes that these long-term working relationships will continue to contribute to its growth and success. As a result of its recent acquisitions, since December 31, 1996 IMC has added in excess of 500 employees. IMC believes that it will be necessary to continue to increase its staff to support its growth.

ITEM 2. PROPERTIES

     IMC's executive and administrative offices, including its servicing operation and full-service production office, are located at 3450 Buschwood Park Drive, Suite 250, Tampa, Florida, where IMC leases approximately 21,300 square feet of office space at an aggregate annual rent of approximately $331,000. The lease expires in August 1998 and the Company intends to vacate these premises when its new corporate headquarters are ready for occupation.

     In January 1997, the Company purchased a 60,000 square foot building in Tampa, Florida which will serve as the Company's corporate headquarters after renovations are completed later in 1997. The purchase price for the building was $2.6 million, and the Company anticipates spending at least an additional $2.2 million to renovate the space prior to occupation.

     IMC maintains full-service offices in Ft. Washington, Pennsylvania; Cincinnati, Ohio; Cherry Hill, New Jersey; Lincoln, Rhode Island; Bellevue, Washington; Roselle, Illinois; Baltimore, Maryland; Los Angeles, California; and Bay City, Michigan. The Company also maintains short-term leases for retail branch offices in executive spaces in 66 locations throughout the United States.

ITEM 3. LEGAL PROCEEDINGS

     IMC is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of IMC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on Nasdaq under the symbol 'IMCC.' The following table sets forth, for the periods indicated, the high and low sales price for the Common Stock as reported on Nasdaq, and reflects a two-for-one stock split paid on February 13, 1997 to stockholders of record on February 6, 1997.

                                                                                         HIGH      LOW
                                                                                        ------    ------

Fiscal 1996
     Second Quarter (from June 25, 1996)(1)..........................................   $11.50    $ 9.38
     Third Quarter...................................................................    17.44     10.75
     Fourth Quarter..................................................................    20.50     13.63

------------

(1) The Common Stock commenced trading on Nasdaq on June 25, 1996.

                            ------------------------
     As of February 11, 1997, there were approximately 106 holders of record of the Common Stock.

     As the Company intends to retain all of its future earnings to finance its operations, the Company has not paid, and currently has no intention to pay, any cash dividends on its Common Stock. Any decision to declare dividends in the future will be made by the Company's Board of Directors and will depend upon the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors. In addition, certain agreements to which the Company is a party restrict the Company's ability to pay dividends on the Common Stock.

RECENT REGISTRATION AND SALES OF SECURITIES

     On February 14, 1997, the Company filed a Registration Statement with the Securities and Exchange Commission to register 7,000,000 shares of common stock to be offered to the public. Of the 7,000,000 shares of common stock, 5,600,000 shares are being offered by the Company and 1,400,000 shares are being offered by certain stockholders of the Company. The Company will not receive any of the proceeds from the sale of shares by the selling shareholders. Approximately $27.0 million of the net proceeds from the proposed sale of the 5,600,000 shares is expected to be used to retire or reduce certain indebtedness of the Company incurred after December 31, 1996, including (i) repayment of up to $20.0 million to Bank of Boston under the Bank of Boston credit facility, and (ii) repayment of up to $7.0 million to Lakeview under the Lakeview unsecured credit facility. The remaining net proceeds from the proposed offering will be used to fund future loan purchases and originations, to support securitization transactions, to fund acquisitions of non-conforming home equity loan originators and expenses associated with the opening of new direct lending branch offices and for general corporate purposes.

     In January 1997, the Company acquired all of the assets of Mortgage America, a non-conforming lender based in Bay City, Michigan. The purchase price for all of the assets of Mortgage America included the issuance of 1,790,000 shares of Common Stock to fewer than 10 persons, each of which acquired such shares for investment purposes. The issuance of the Common Stock was exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

     In January 1997, the Company acquired all of the assets of CoreWest, a non-conforming lender based in Los Angeles, California. The purchase price for all the common stock of CoreWest included the issuance of 488,404 shares of Common Stock to fewer than 10 persons, each of which acquired such shares for investment purposes. The issuance of the Common Stock was exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

     In June 1996, the Company sold 3,565,000 shares of common stock in its initial public offering, the net proceeds of which approximated $58.2 million. Approximately $22.9 million of the net proceeds were used to reduce certain indebtedness of the Company, and the remaining net proceeds were used to fund loan purchases and originations, to support securitization transactions, to fund acquisitions of loan originators and expenses associated with the opening of new direct lending branch offices and for general corporate purposes.

     In March 1996, the Company issued a debenture due September 18, 1996 to Rotch Property Group Limited for $1.8 million. Pursuant to the debenture, Rotch Property Group Limited had the right to convert the debenture into shares of Common Stock of the Registrant and receive shares of Common Stock, $.01 par value per share, at a price equal to 93% of the price to the public in the Company's initial public offering. The Company paid all amounts due under the Rotch Debenture from the proceeds of the Company's initial public offering in June 1996. The issuance of the Rotch Debenture was exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

     Pursuant to the Pre-IPO Agreement, dated as of March 30, 1996, the Company issued 6,150,000 shares of Common Stock (including 150,000 shares issued in exchange for limited partnership interests acquired upon exercise by Branchview, Inc. of a portion of the Conti Option acquired in a transaction to which the Company was not a party) to the Industry Partners and management in exchange for their interests in the Partnership. The issuance of the Common Stock was exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

     As of December 31, 1995, the Company entered into an agreement with ContiTrade Services Corporation in which the Company issued an option to purchase limited partnership interests which became a warrant for 3.0 million shares of the Registrant's Common Stock, $.01 par value per share. Both the issuance of the Conti Option and its exchange for the Conti Warrant were transactions exempt from registration under the Securities Act by virtue of
Section 4(2) thereof.

ITEM 6. SELECTED FINANCIAL DATA

     The historical Statement of Operations and Balance Sheet data set forth below as of and for the period from inception to December 31, 1993 and the fiscal years ended December 31, 1994, 1995 and 1996 have been derived from the Consolidated Financial Statements and Notes thereto of the Company. This data should be read in conjunction with 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and the Consolidated Financial Statements and Notes thereto.

                                                                 PERIOD FROM
                                                                  INCEPTION
                                                                 (AUGUST 12,
                                                                1993) THROUGH             YEAR ENDED DECEMBER 31,
                                                                 DECEMBER 31,  --------------------------------------------
                                                                     1993         1994            1995            1995
                                                                  ----------   -----------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
  Revenues:
     Gain on sale of loans(1)(2)...............................   $ 438,774    $ 8,583,277    $20,680,848       $46,229,615
     Additional securitization transaction expense(3)..........       --          (560,137)    (5,547,037)       (4,157,644)
                                                                  ---------    -----------    -----------       -----------
         Gain on sale of loans, net............................     438,774      8,023,140     15,133,811        42,071,971
                                                                  ---------    -----------    -----------       -----------
     Warehouse interest income.................................      97,159      2,510,062      7,884,679        37,463,583
     Warehouse interest expense................................     (50,709)    (1,610,870)    (6,006,919)      (24,534,896)
                                                                  ---------    -----------    -----------       -----------
         Net warehouse interest income.........................      46,450        899,192      1,877,760        12,928,687
                                                                  ---------    -----------    -----------       -----------
     Servicing fees............................................       --            99,224      1,543,339         6,749,995
     Other.....................................................      28,235      1,072,855      1,117,903         3,903,638
                                                                  ---------    -----------    -----------       -----------
         Total servicing fees and other........................      28,235      1,172,079      2,661,242        10,653,633
                                                                  ---------    -----------    -----------       -----------
             Total revenues....................................     513,459     10,094,411     19,672,813        65,654,291
                                                                  ---------    -----------    -----------       -----------
  Expenses:
     Compensation and benefits.................................     507,904      3,348,236      5,139,386        16,006,553
     Selling, general and administrative expenses(2)...........     355,526      2,000,401      3,477,677        15,652,381
     Other.....................................................       --            14,143        297,743         2,321,413
     Sharing of proportionate value of equity(4)...............       --         1,689,000      4,204,000         2,555,000
                                                                  ---------    -----------    -----------       -----------
         Total expenses........................................     863,430      7,051,780     13,118,806        36,535,347
                                                                  ---------    -----------    -----------       -----------
  Pre-tax income (loss)........................................    (349,971)     3,042,631      6,554,007        29,118,944
  Pro forma provision (benefit) for income taxes...............    (134,000)     1,187,000      2,522,000        11,190,000
                                                                  ---------    -----------    -----------       -----------
  Pro forma net income (loss)(2)...............................   $(215,971)   $ 1,855,631    $ 4,032,007       $17,928,944
                                                                  ---------    -----------    -----------       -----------
                                                                  ---------    -----------    -----------       -----------
  Pro forma per share data:
     Pro forma net income per share(2).........................                                  $0.25             $0.94
     Weighted average number of shares outstanding.............                               15,871,504        19,165,304

                                                                                        DECEMBER 31,
                                                                  ------------------------------------------------------------
                                                                     1993           1994           1995              1996
                                                                  ----------    -----------    -------------    --------------
BALANCE SHEET DATA:
   Mortgage loans held for sale................................   $7,971,990    $28,995,750    $193,002,835     $  914,586,703
   Interest-only and residual certificates.....................       --          3,403,730      14,072,771         86,246,674
   Warehouse finance facilities................................    7,212,915     27,731,859     189,819,046        895,132,545
   Term debt...................................................        --            --          11,120,642         47,430,295
   Stockholders' equity........................................    1,449,092      5,856,011       5,608,844         89,336,582
   Total assets................................................    8,861,144     36,641,991     354,551,434      1,707,348,185

                                                                  PERIOD FROM
                                                                   INCEPTION
                                                                  (AUGUST 12,
                                                                 1993) THROUGH           YEAR ENDED DECEMBER 31,
                                                                  DECEMBER 31,     ----------------------------------
                                                                     1993            1994        1995         1996
                                                                 -------------     --------    --------    ----------
OPERATING DATA (DOLLARS IN THOUSANDS):
   Loans purchased or originated...............................   $  29,608        $282,924    $621,629    $1,770,312
   Loans sold through securitization...........................       --             81,637     388,363       935,000
   Whole loan sales............................................      21,636         180,263      70,400       128,868
   Serviced loan portfolio (period end)........................       --             92,003     535,798     2,148,068
DELINQUENCY DATA:
   Total delinquencies as a percentage of loans serviced
     (period end)(5)(6)........................................        0.00%           0.87%       3.43%         5.30%
   Defaults as a percentage of loans serviced
     (period end)(6)(7)........................................        0.00            0.12        1.00          1.47
   Net losses as a percentage of average loans serviced
     for period(6).............................................        0.00            0.00        0.09          0.13

------------

(1) Prior to June 1996, includes interest-only and residual certificates received by ContiFinancial in connection with IMC's agreement with ContiFinancial. See Item 1. -- 'Business -- Loans -- Loan Sales -- Securitizations' and Item 7. -- 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Transactions with ContiFinancial -- Additional Securitization Transaction Expense.'

                                              (footnotes continued on next page)

(footnotes continued from previous page)

(2) Beginning January 1, 1996, the Company adopted SFAS 122 which resulted in additional gain on sale of $7.8 million and additional amortization expense of $1.2 million for the year ended December 31, 1996. The effect on unaudited pro forma net income and pro forma net income per common share for the year ended December 31, 1996 was an increase of $4.1 million and $0.21, respectively.

(3) In 1994, 1995 and 1996, ContiFinancial received interest-only and residual certificates with estimated values of $3.0 million, $25.1 million and $13.4 million in exchange for cash payments of $2.1 million, $18.4 million and $8.6 million, respectively. In addition, ContiFinancial paid IMC $0.4 million, $1.1 million and $0.7 million in 1994, 1995 and 1996, respectively, in expenses related to securitizations. See Item 7. -- 'Management's
    Discussion and Analysis of Financial Condition and Results of Operations -- Transactions with ContiFinancial -- Additional Securitization Transaction Expense.'

(4) Reflects expenses recorded in connection with the Conti VSA which was terminated in March 1996. The Company's pre-tax income before the Conti VSA for 1994, 1995 and 1996 was $4.7 million, $10.8 million and $31.7 million, respectively. See Item 7. -- 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Transactions with
    ContiFinancial -- Sharing of Proportionate Value of Equity,' 'Certain Accounting Considerations Relating to the Conti VSA' and Note 5 of Notes to Consolidated Financial Statements set forth under Item 8.

(5) Represents the percentages of account balances contractually past due 30 days or more, exclusive of home equity loans in foreclosure, bankruptcy and real estate owned.

(6) The increases in total delinquencies, defaults and net losses as a percentage of loans serviced have each trended upward as a result of the aging of the Company's loan portfolios. The Company does not believe that this trend should have a material adverse effect on the Company's revenues and net income, although no assurance can be given with respect thereto.

(7) Represents the percentages of account balances of loans in foreclosure and bankruptcy, exclusive of real estate owned.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The   following  discussion  should   be  read  in   conjunction  with  the
Consolidated Financial Statements of the Company and the Notes thereto set forth under Item 8.

GENERAL

     IMC is a specialized consumer finance company engaged in purchasing, originating, servicing and selling home equity loans secured primarily by first liens on one- to four-family residential properties. The Company focuses on lending to individuals whose borrowing needs are generally not being served by traditional financial institutions due to such individuals' impaired credit profiles and other factors. Loan proceeds are typically used by such individuals to consolidate debt, to finance home improvements, to pay educational expenses and for a variety of other uses. By focusing on individuals with impaired credit profiles and providing prompt responses to their borrowing requests, the Company has been able to charge higher interest rates for its loan products than typically are charged by conventional mortgage lenders.

CERTAIN ACCOUNTING CONSIDERATIONS

INTEREST-ONLY AND RESIDUAL CERTIFICATES

     The Company purchases and originates loans for the purpose of sale primarily through securitizations. In a securitization transaction, the Company sells a pool of mortgages to a REMIC trust which simultaneously sells senior interests to third-party investors. The Company retains the residual interests (or a portion thereof) represented by residual class certificates and I/O certificates. The Company retains the rights to service the pool of mortgages owned by the REMIC. In addition, by retaining the residual class certificates, the Company is entitled to receive the excess cash flows generated by the securitized loans calculated as the difference between (a) the monthly interest payments from the loans and (b) the sum of (i) pass-through interest paid to third-party investors, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees and (v) anticipated loan losses. The Company's right to receive this excess cash flow stream begins after certain over-collateralization requirements have been met, which are specific to each securitization and are used as a means of credit enhancement. The I/O and residual classes of certificates are initially recorded based upon their relative fair values as a percentage of the total cost of the securitized loans, based upon the present value of the anticipated excess cash flows utilizing assumptions appropriate for each securitization. These assumptions relate to the anticipated average lives of the loans sold and anticipated loan losses. The weighted average discount rate used to discount the cash flow for the years ended December 31, 1995 and 1996 ranged from 11% to 11.5%, and the assumed loss rate was 0.50% per year.

MORTGAGE SERVICING RIGHTS

     Effective January 1, 1996, the Company adopted SFAS 122. Because SFAS 122 prohibited retroactive application, the historical accounting results for the periods ended December 31, 1994, and 1995 have not been restated and, accordingly, the accounting results for the year ended December 31, 1996 are not comparable to any previous period. In June 1996, the FASB released SFAS 125 which superseded SFAS 122 effective January 1, 1997.

     SFAS 122 required that a mortgage banking entity recognize as a separate asset the rights to service mortgage loans for others. Mortgage banking entities that acquire or originate loans and subsequently sell or securitize those loans and retain the mortgage servicing rights are required to allocate the total cost of the loans between the mortgage servicing rights and the mortgage loans. The Company was also required to assess capitalized mortgage servicing rights for impairment based upon the fair value of those rights. The impact of the adoption of SFAS 122 on the Company's Statement of Operations for the year ended December 31, 1996 resulted in additional operating income of approximately $6.6 million and an additional pro forma provision for income tax expense of approximately $2.6 million. The effect on unaudited pro forma net income and pro forma net income per common share for the year ended December 31, 1996 was an increase of $4.1 million and $0.21, respectively.

     SFAS 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. SFAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is generally effective for transactions that occur after December 31, 1996, and will be applied prospectively. SFAS 125 requires the Company to allocate the total cost of mortgage loans sold among the mortgage loans sold (servicing released), I/O and residual certificates and servicing rights based on their relative fair values. The Company is required to assess the I/O and residual certificates and servicing rights for impairment based upon the fair value of those assets. SFAS 125 also requires the Company to provide additional disclosure about the I/O and residual certificates in its securitizations and to account for these assets each quarterly reporting period at fair value in accordance with SFAS 115. The Company will apply the new rules prospectively beginning January 1, 1997. The actual effect of implementing this new statement on the Company's financial condition and results of operations will depend on various factors determined at the end of a reporting period, including the amount of loans purchased and originated during the period, the level of interest rates and estimates of future prepayment and loss rates. Accordingly, the Company cannot determine at this time the ultimate impact on its future earnings of applying the provisions of SFAS 125, but does not expect the results under SFAS 125 to differ materially from the results which would have emerged under SFAS 122. There can be no assurance, however, that the implementation by the Company of SFAS 125 will not reduce the Company's gain on sale of loans in the future or otherwise adversely affect the Company's results of operations or financial condition.

GAIN ON SALE OF LOANS, NET

     Gain on sale of loans, net, which arises primarily from securitizations, includes all related revenues and costs, including the proceeds from sales of residual class certificates, the value of such certificates, hedging gains or losses and underwriting fees and other related securitization expenses and fees. See ' -- Transactions with ContiFinancial -- Additional securitization transaction expense.'

NET WAREHOUSE INTEREST INCOME

     Net warehouse interest income is interest earned from the Company's mortgage loans which generally carry long-term interest rates, less interest expense on borrowings to finance the funding of such mortgage loans. The Company generally sells loans in its inventory within 180 days and finances such loans under its secured borrowing facilities, which bear short-term interest rates. Ordinarily, short-term interest rates are lower than long-term interest rates, and the Company earns net interest income from this difference, or spread, during the period the mortgage loans are held by the Company.

TRANSACTIONS WITH CONTIFINANCIAL

ADDITIONAL SECURITIZATION TRANSACTION EXPENSE

     IMC, in conjunction with the start up of its operations, maintained an investment banking relationship with ContiFinancial from August 1993 to June 1996. As part of this relationship, ContiFinancial provided warehouse and revolving credit facilities to IMC and acted as placement agent and underwriter of certain of its securitizations. In addition, as part of its cash flow management strategy, the first six securitizations were structured so that ContiFinancial received, in exchange for cash, a portion of the I/O and residual interest in such securitizations. These transactions reduced IMC's gain on sale of loans by approximately $0.6 million in 1994, $5.5 million in 1995 and $4.2 million in 1996. ContiFinancial also has a warrant to purchase 2.7 million shares of Common Stock (subject to certain adjustments) for a de minimis amount. IMC continues to maintain a financing relationship with ContiFinancial.

SHARING OF PROPORTIONATE VALUE OF EQUITY

     Prior to March 26, 1996, the Company's financing and investment banking agreements with ContiFinancial included the ContiFinancial Value Sharing Arrangement (Conti VSA). The existence of the Conti VSA had no cash impact on the Company, but resulted in reductions of $1.7 million, $4.2 million and $2.6 million in the Company's pre-tax income for the years ended December 31, 1994, 1995 and 1996, respectively. The Conti VSA was converted into an option entitling ContiFinancial on exercise to approximately 18% of the equity of the Partnership for a de minimus amount (the 'Conti Option') on March 26, 1996. Consequently, subsequent to March 26, 1996, no liability has been reflected on the Company's balance sheet and no expense has been reflected on the Company's income statement with respect to the Conti VSA subsequent to that date.

     The Company's pre-tax income before the Conti VSA were as follows:

                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                               ---------------------------------------
                                                                  1994          1995          1996
                                                               -----------   -----------   -----------

Total revenues...............................................  $10,094,411   $19,672,813   $65,654,291
Total expenses...............................................    7,051,780    13,118,806    36,535,347
                                                               -----------   -----------   -----------
Pre-tax income (loss) after Conti VSA........................    3,042,631     6,554,007    29,118,944
Conti VSA....................................................    1,689,000     4,204,000     2,555,000
                                                               -----------   -----------   -----------
Pre-tax income (loss) before Conti VSA.......................  $ 4,731,631   $10,758,007   $31,673,944
                                                               -----------   -----------   -----------
                                                               -----------   -----------   -----------

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Pro forma net income for the year ended December 31, 1996 was $17.9 million representing an increase of $13.9 million or 344.7% over pro forma net income of $4.0 million for the year ended December 31, 1995. Pro forma net income is calculated on the basis of historical net income, adjusted for a pro forma income tax expense as if the Company had been taxable as a corporation since its inception.

     The increase in pro forma net income resulted principally from increases in net gain on sale of loans of $27.0 million or 178.0% to $42.1 million for the year ended December 31, 1996 from $15.1 million for the year ended December 31, 1995. Also contributing to the increase in pro forma net income was a $11.0 million or 588.5% increase in net warehouse interest income to $12.9 million for the year ended December 31, 1996 from $1.9 million for the year ended December 31, 1995, a $5.2 million or 337.4% increase in servicing fees to $6.7 million for the year ended December 31, 1996 from $1.5 million for the year ended December 31, 1995 and a $2.8 million or 249.2% increase in other revenues to $3.9 million for the year ended December 31, 1996 from $1.1 million for the year ended December 31, 1995.

     The increase in income was partially offset by a $10.9 million or 211.4% increase in compensation and benefits to $16.0 million for the year ended December 31, 1996 from $5.1 million for the year ended December 31, 1995, of which increase $2.2 million related to the acquisition of Equitystars on January 1, 1996 (see 'Business -- Acquisitions and Strategic Alliances -- Acquisition of Equitystars'), $2.6 million related to the payment of bonuses to the Company's executives (see Item 11. -- 'Executive Compensation -- Employment Agreements') and the remainder related primarily to the growth of the Company (see Item
1. -- 'Business -- Employees'). The increase in income was also partially offset by a $12.2 million or 350.1% increase in selling, general and administrative expenses to $15.7 million for the year ended December 31, 1996 from $3.5 million for the year ended December 31, 1995. The Company expects its compensation and benefits and selling, general and administrative expenses to increase substantially in 1997 as a result of the expansion of the business of the Company and its recent acquisitions. See Item 1. -- 'Business -- Employees' and
Item 1. -- 'Business -- Acquisitions and Strategic Alliances.' The increase in income was further offset by a $2.0 million or 679.7% increase in other expense to $2.3 million for the year ended December 31, 1996 from $ 0.3 million for the year ended December 31, 1995. Finally, income was favorably affected by a $1.6 million or 39.2% decrease in the Conti VSA to $2.6 million for the year ended December 31, 1996 from $4.2 million for the year ended December 31, 1995. See ' -- Transactions with ContiFinancial -- Sharing of Proportionate Value of Equity,' 'Certain Accounting Considerations Relating to the Conti VSA' and Note 5 of Notes to Consolidated Financial Statements included under Item 8.

     Income before taxes was reduced by pro forma provision for income taxes of $11.2 million for the year ended December 31, 1996 compared to $2.5 million for the year ended December 31, 1995, representing an effective tax rate of approximately 38.5%. The provision for income taxes prior to June 24, 1996 are pro forma amounts because prior to that date the Company operated as a partnership and did not pay income taxes.

Revenues

     The following table sets forth information regarding components of the Company's revenues for the years ended December 31, 1995 and 1996:

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                  --------------------------
                                                                     1995           1996
                                                                  -----------    -----------

Gain on sale of loans..........................................   $20,680,848    $46,229,615
Additional securitization transaction expense..................    (5,547,037)    (4,157,644)
                                                                  -----------    -----------
Gain on sale of loans, net.....................................    15,133,811     42,071,971
                                                                  -----------    -----------
Warehouse interest income......................................     7,884,679     37,463,583
Warehouse interest expense.....................................    (6,006,919)   (24,534,896)
                                                                  -----------    -----------
Net warehouse interest income..................................     1,877,760     12,928,687
                                                                  -----------    -----------
Servicing fees.................................................     1,543,339      6,749,995
Other..........................................................     1,117,903      3,903,638
                                                                  -----------    -----------
Total revenues.................................................   $19,672,813    $65,654,291
                                                                  -----------    -----------
                                                                  -----------    -----------

     Gain on Sale of Loans, Net. For the year ended December 31, 1996, gain on sale of loans increased to $46.2 million from $20.7 million for the year ended December 31, 1995, an increase of 123.5%, reflecting increased loan production and securitizations for the year ended December 31, 1996 and the adoption of SFAS 122. The total volume of loans produced increased by 184.8% to $1.8 billion for the year ended December 31, 1996 as compared with a total volume of $621.6 million for the year ended December 31, 1995. Originations by the Company's correspondent network increased 191.0% to $1.6 billion for the year ended December 31, 1996 from $543.6 million for the year ended December 31, 1995, while production from the Company's broker network and direct lending operations increased to $188.3 million or 141.4% for the year ended December 31, 1996 from $78.0 million for the year ended December 31, 1995. Production volume increased during the 1996 period due to: (i) the Company's expansion program; (ii) the increase of its securitization activity; (iii) the growth of its loan servicing capability; and (iv) the acquisition of the assets and business of Equitystars in January 1996. For the year ended December 31, 1996, the Company experienced higher gains as it sold more loans through securitizations. Securitizations increased by $555 million, an increase of 146.1%, to $935 million for the year ended December 31, 1996 from $380 million for the year ended December 31, 1995. The number of approved correspondents increased by 161 or 75.6% to 374 at December 31, 1996 from 213 at December 31, 1995 and the number of brokers increased by 595 or 54.2% to 1,693 at December 31, 1996 from 1,098 at December 31, 1995. Additional securitization expense decreased to $4.2 million for the year ended December 31, 1996, a decrease of 25.0%, from $5.5 million for the year ended December 31, 1995. For the year ended December 31, 1996, gain on sale of loans, net, increased to $42.1 million from $15.1 million for the year ended December 31, 1995, an increase of 178.0%, reflecting increased loan production and securitizations in the 1996 period.

     Net Warehouse Interest Income. Net warehouse interest income increased to $12.9 million for the year ended December 31, 1996 from $1.9 million for the year ended December 31, 1995, an increase of 588.5%. The increase in the 1996 period reflected higher interest income resulting from increased mortgage loan production and mortgage loans held for sale which was partially offset by interest costs associated with warehouse facilities. The mortgage loans held for sale increased to $914.6 million at December 31, 1996, an increase of 373.9%, from $193.0 million at December 31, 1995.

     Servicing Fees. Servicing fees increased to $6.7 million for the year ended December 31, 1996 from $1.5 million for the year ended December 31, 1995, an increase of 337.4%. Servicing fees for the year ended December 31, 1996 were positively affected by an increase in mortgage loans serviced over the prior period. During 1996, the Company increased its servicing portfolio by $1.6 billion or 300.9% to $2.15 billion as of December 31, 1996, from $535.8 million as of December 31, 1995.

     Other. Other revenues, consisting principally of interest on I/O and residual certificates, increased to $5.3 million or 370.0% in the year ended December 31, 1996 from $1.1 million in the year ended December 31, 1995 as a result of increased securitization volume.

Expenses

     The following table sets forth information regarding components of the Company's expenses for the years ended December 31, 1995 and 1996.

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                  --------------------------
                                                                     1995           1996
                                                                  -----------    -----------

Compensation and benefits......................................   $ 5,139,386    $16,006,553
Selling, general and administrative expenses...................     3,477,677     15,652,381
Other..........................................................       297,743      2,321,413
Sharing of proportionate value of equity.......................     4,204,000      2,555,000
                                                                  -----------    -----------
Total expenses.................................................   $13,118,806    $36,535,347
                                                                  -----------    -----------
                                                                  -----------    -----------

     Compensation and benefits increased by $10.9 million or 211.4% to $16.0 million for the year ended December 31, 1996 from $5.1 million for the year ended December 31, 1995, principally due to an increase in the number of employees to service the Company's increased mortgage loan production, the acquisition of the assets and business of Equitystars and an increase in executive bonuses. Compensation expense related to the Equitystars business (which was acquired January 1, 1996) for the year ended December 31, 1996 was $2.2 million, and executive bonuses increased $2.6 million in 1996. It is anticipated that the Company's compensation and benefits will increase as the Company expands; however, the amount of executive bonuses is directly related to increases in the Company's earnings per share (see 'Item 11. -- Executive Compensation -- Employment Agreements').

     Selling, general and administrative expenses increased by $12.2 million or 350.1% to $15.7 million for the year ended December 31, 1996 from $3.5 million for the year ended December 31, 1995, principally due to an increase in the volume of mortgage loan production, an additional $2.0 million of marketing expenses related to the expansion of retail production, the acquisition of the assets and business of Equitystars, an increase of $2.5 million in the cost to carry of securities purchased under agreements to resell, an increase in loan losses of $1.1 million and an increase in amortization expense related to capitalized mortgage servicing rights of $1.2 million.

     Other expenses increased by $2.0 million or 679.7% to $2.3 million for the year ended December 31, 1996 from $0.3 million for the year ended December 31, 1995 principally as a result of increased term debt borrowings.

     The sharing of proportionate value of equity, representing the amount payable under the Conti VSA, decreased to $2.6 million or 39.2% for the year ended December 31, 1996 from $4.2 million for the year ended December 31, 1995. The Company's obligation to make payments under the Conti VSA terminated in March 1996.

     Pro Forma Income Taxes. The effective pro forma income tax rate for the year ended December 31, 1996 was approximately 38.5%, which differed from the federal tax rate of 35% primarily due to state income taxes. The increase in pro forma provision for income taxes of $8.7 million or 343.7% to $11.2 million for the year ended December 31, 1996 from $2.5 million for the year ended December 31, 1995 was proportionate to the increase in pre-tax income.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Pro forma net income for the year ended December 31, 1995 was $4.0 million, representing an increase of $2.1 million or 117.3% over pro forma net income of $1.9 million for the year ended December 31, 1994. This increase resulted principally from a $7.1 million or 88.6% increase in gain on sale of loans, net of additional securitization transaction expense, to $15.1 million for the year ended December 31, 1995 from $8.0 million for the year ended December 31, 1994. Pro forma net income is calculated on the basis of historical net income, adjusted for a pro forma income tax expense as if the Company had been taxable as a corporation since its inception. In addition, a $1.0 million or 108.8% increase in net warehouse interest income to $1.9 million for the year ended December 31, 1995 from $0.9 million for the year ended December 31, 1994 and a $1.4 million or 1,445.4% increase in servicing fees to $1.5 million for the year ended December 31, 1995 from $0.1 million for the year ended December 31, 1994 also contributed to the increase in pro forma net income. The increase was partially offset by a $1.8 million or 53.5% increase in compensation and benefits to $5.1 million for the year ended December 31, 1995 from $3.3 million for the year ended December 31, 1994 and a $1.5 million or 73.8% increase in selling, general and administrative expenses to $3.5 million for the year ended December 31, 1995 from $2.0 million for the year ended December 31, 1994. The increase in pro forma net income was further offset by a $0.3 million increase in other expenses to $0.3 million for the year ended December 31, 1995 from a negligible amount for the year ended December 31, 1994, a $2.5 million or 148.9% increase in the Conti VSA to $4.2 million for the year ended December 31, 1995 from $1.7 million for the year ended December 31, 1994 and a $1.3 million or 112.5% increase in pro forma income tax expense to $2.5 million for the year ended December 31, 1995 from $1.2 million for the year ended December 31, 1994.

Revenues

     The following table sets forth information regarding components of the Company's revenues for the years ended December 31, 1994 and 1995:

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                            --------------------------
                                                                               1994           1995
                                                                            -----------    -----------

Gain on sale of loans....................................................   $ 8,583,277    $20,680,848
Additional securitization transaction expense............................      (560,137)    (5,547,037)
                                                                            -----------    -----------
     Gain on sale of loans, net..........................................     8,023,140     15,133,811
                                                                            -----------    -----------
Warehouse interest income................................................     2,510,062      7,884,679
Warehouse interest expense...............................................    (1,610,870)    (6,006,919)
                                                                            -----------    -----------
     Net warehouse interest income.......................................       899,192      1,877,760
                                                                            -----------    -----------
Servicing fees...........................................................        99,224      1,543,339
Other....................................................................     1,072,855      1,117,903
                                                                            -----------    -----------
     Total revenues......................................................   $10,094,411    $19,672,813
                                                                            -----------    -----------
                                                                            -----------    -----------

     Gain on Sale of Loans, Net. Gain on sale of loans increased to $20.7 million for the year ended December 31, 1995 from $8.6 million for the year ended December 31, 1994, an increase of 140.9%, reflecting increased loan production and securitizations in the 1995 period. The total volume of loans produced increased by 119.7% to $621.6 million for the year ended December 31, 1995 as compared with a total volume of $282.9 million for the year ended December 31, 1994. Originations by the correspondent network increased 132.9% to $543.6 million for the year ended December 31, 1995 from $233.5 million for the year ended December 31, 1994, while production from the Company's broker network and direct lending operations increased to $78.0 million or 57.6% for the year ended December 31, 1995 from $49.5 million for the year ended December 31, 1994. Production volume increased during the period due to: (i) the Company's expansion program; (ii) the development of a securitization capability; (iii) the development of a loan servicing capability; and (iv) the Company's ability to finance its growth. In 1995 the Company experienced higher gains as it sold more loans through securitizations. Securitizations increased by $290.0 million or 322.2% to $380.0 million for the year ended December 31, 1995 from $90.0 million for the year ended December 31, 1994. The number of approved correspondents increased by 108 or 102.9% to 213 at December 31, 1995 from 105 at December 31, 1994 and the number of brokers increased by 600 or 120.5% to 1,098 at December 31, 1995 from 498 at December 31, 1994. Additional securitization transaction expense increased by $5.0 million or 890.3% to $5.5 million for the year ended December 31, 1995 from $0.6 million for the year ended December 31, 1994. For the year ended December 31, 1995, gain on sale of loans, net, increased to $15.1 million from $8.0 million for the year ended December 31, 1994, an increase of 88.6%, reflecting increased loan production and securitizations in the 1995 period. See ' -- Transactions with ContiFinancial -- Additional Securitization Transaction Expense.'

     Net Warehouse Interest Income. Net warehouse interest income increased to $1.9 million for the year ended December 31, 1995 from $0.9 million for the year ended December 31, 1994, an increase of 108.8%. The increase in 1995 reflected higher interest income resulting from increased mortgage loan production, offset by interest costs associated with warehouse facilities. The holding period of loans increased in 1995 from 1994 as the Company increased the portion of its loans sold through securitizations.

     Servicing Fees. Servicing fees increased to $1.5 million for the year ended December 31, 1995 from $0.1 million for the year ended December 31, 1994, an increase of 1,455.4%. Servicing fees for the year ended December 31, 1995 were positively affected by an increase in loans serviced over the prior year.

     Other. Other revenues increased by a negligible amount to $1.1 million for the year ended December 31,1995 from $1.1 million for the year ended December 31, 1994.

Expenses

     The following table sets forth information regarding components of the Company's expenses for the years ended December 31, 1994 and 1995:

                                                                               YEAR ENDED DECEMBER 31,
                                                                              -------------------------
                                                                                 1994          1995
                                                                              ----------    -----------

Compensation and benefits..................................................   $3,348,236    $ 5,139,386
Selling, general and administrative expenses...............................    2,000,401      3,477,677
Other......................................................................       14,143        297,743
Sharing of proportionate value of equity...................................    1,689,000      4,204,000
                                                                              ----------    -----------
     Total expenses........................................................   $7,051,780    $13,118,806
                                                                              ----------    -----------
                                                                              ----------    -----------

     Compensation and benefits increased by $1.8 million or 53.5% to $5.1 million for the year ended December 31, 1995 from $3.3 million for the year ended December 31, 1994, principally due to an increase in the number of employees servicing the Company's increased loan production.

     Selling, general and administrative expenses increased by $1.5 million or 73.8% to $3.5 million for the year ended December 31, 1995 from $2.0 million for the year ended December 31, 1994, principally due to an increase in the volume of loan production.

     Other expenses increased to $0.3 million for the year ended December 31, 1995 from a negligible amount for the year ended December 31, 1994 as a result of increased loan production and securitization volume in 1995.

     The sharing of proportionate value of equity, representing the amount payable under the Conti VSA, increased by $2.5 million or 148.9% to $4.2 million for the year ended December 31, 1995 from $1.7 million for the year ended December 31, 1994. See ' -- Transactions with ContiFinancial -- Sharing of Proportionate Value of Equity,' 'Certain Accounting Considerations Relating to the Conti VSA' and Note 5 of Notes to Consolidated Financial Statements included under Item 8.

     Pro Forma Income Taxes. The effective pro forma income tax rate for the year ended December 31, 1995 was 38.5% compared to the federal tax rate of 35% primarily due to state income taxes. The increase in pro forma income taxes of $1.3 million or 112.5% to $2.5 million for the year ended December 31, 1995 from $1.2 million for the year ended December 31, 1994 was proportionate to the increase in pre-tax income.

FINANCIAL CONDITION

DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1995

     Mortgage loans held for sale at December 31, 1996 were $914.6 million, representing an increase of $721.6 million or 373.9% over mortgage loans held for sale of $193.0 million at December 31, 1995. This increase was a result of increased loan purchases and originations as the Company expanded into new states and increased purchasing and origination efforts in states in which the Company had an existing market presence. This increase was also a result of the Company's strategy to increase its financial flexibility by increasing its balance of mortgage loans held for sale.

     I/O and residual certificates at December 31, 1996 were $86.2 million, representing an increase of $72.1 million or 512.9% over I/O and residual certificates of $14.1 million at December 31, 1995. This increase was a result of the Company completing four securitizations, one in each of the four quarters of 1996, for an aggregate of $935.0 million in securitizations for 1996.

     Borrowings under warehouse financing facilities at December 31, 1996 were $895.1 million, representing an increase of $705.3 million or 371.6% over warehouse financing facilities of $189.8 million at December 31, 1995. This increase was a result of increased mortgage loans held for sale.

     Term debt at December 31, 1996 was $47.4 million, representing an increase of $36.3 million or 326.5% over term debt of $11.1 million at December 31, 1995. This increase was primarily a result of financing the increase in I/O and residual certificates.

     Stockholders' equity as of December 31, 1996 was $89.3 million, representing an increase of $83.7 million over stockholders' equity of $5.6 million at December 31, 1995. This increase was primarily a result of the Company's initial public offering of 7.1 million shares of common stock for $9.00 per share, the net proceeds of which amounted to $58.2 million, the conversion of the Conti VSA into the Conti Option of $8.5 million, and net income for the year ended December 31, 1996, offset by $9.8 million of distributions to former partners of the Partnership for taxes payable by these former partners with respect to the income of the Partnership.

DECEMBER 31, 1995 COMPARED TO DECEMBER 31, 1994

     Mortgage loans held for sale at December 31, 1995 were $193.0 million, representing an increase of $164.0 million or 565.6% over mortgage loans held for sale of $29.0 million at December 31, 1994. This increase was a result of increased loan origination and purchasing as the Company expanded into new states and increased its origination and purchasing efforts in states in which the Company had an existing market presence.

     I/O and residual certificates at December 31, 1995 were $14.1 million, representing an increase of $10.7 million or 313.5% over I/O and residual certificates of $3.4 million at December 31, 1994. This increase was the result of the Company completing two securitizations.

     Warehouse financing facilities at December 31, 1995 were $189.8 million, representing an increase of $162.1 million or 584.5% over warehouse financing facilities of $27.7 million at December 31, 1994. This increase was primarily a result of the Company's increased loan purchases and originations.

     Term debt at December 31, 1995 totaled $11.1 million, representing an increase of $11.1 million over December 31, 1994. This increase was primarily a result of the Company's securitizations and the financing thereof.

     Stockholders' equity at December 31, 1995 was $5.6 million, representing a decrease of $0.3 million or 4.2% from stockholders' equity of $5.9 million at December 31, 1994. This decrease, which is negligible, represents the difference between net income and distributions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company uses its cash flow from the sale of loans through securitizations, whole loan sales, loan origination fees, processing fees, net interest income, servicing fees and borrowings under its warehouse facilities and term debt to meet its working capital needs. The Company's cash requirements include the funding of loan purchases and originations, payment of interest costs, funding of over-collateralization requirements for securitizations, operating expenses, income taxes, acquisitions and capital expenditures.

     The Company has an ongoing need for capital. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to purchase and originate loans. As a result of increased loan purchases and originations and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the year ended December 31, 1996, the Company used cash flow for operating activities of $776.7 million, an increase of $611.4 million, or 369.9%, over cash flows used for operating activities of $165.3 million during the year ended December 31, 1995. During the year ended December 31, 1996, the Company received cash flows from financing activities of $788.7 million, an increase of $621.0 million or 370.3% over cash flows received from financing activities of $167.7 million during the year ended December 31, 1995. The cash flows used for operating activities related primarily to the funding of mortgage loan purchases or originations and cash flows received from financing activities related primarily to the funding of the mortgage loan purchases or originations and net proceeds of $58.2 million from the Company's initial public offering of 7.1 million shares in June 1996. As a result of the aging of the Company's loan portfolio, it has experienced an increase in loan delinquency and loss rates; however, to date, the increase in delinquency rates and loss rates has not had a material effect on the Company's cash flows.

     The Company's sale of loans through securitizations has resulted in an increase in the amount of gain on sale recognized by the Company. The recognition of this gain on sale results in significant cash costs being incurred upon closing of a securitization transaction. The Company does not, however, receive the cash representing the gain until later periods when the related loans are repaid or otherwise collected. During the year ended December 31, 1996, the Company received cash of approximately $4.8 million related to I/O and residual certificates. The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under warehouse lines of credit with various lenders.

     At December 31, 1996, the Company had a $400 million uncommitted warehouse facility with Bear Stearns Home Equity Trust 1996-1 which also provides additional warehouse financing on an as offered basis and which may result in amounts borrowed to be in excess of $400 million. This facility bears interest at LIBOR plus 0.875%. Approximately $441.0 million was outstanding under this facility at December 31, 1996. In March 1997, the warehouse facility was increased to $500 million and renewed to March 1998.

     Additionally, at December 31, 1996, the Company had approximately $580.6 million available under numerous other warehouse lines of credit, $60 million which expired in January, 1997 and $280.6 million, $30 million, $100 million and $110 million which will expire in August, September, November and December 1997, respectively. As of December 31, 1996, approximately $454.1 million was outstanding under these lines of credit. Interest rates ranged from 6.5% to 7.2% as of December 31, 1996, and all borrowings mature within one year. Outstanding borrowings on the Company's warehouse financing facilities are collateralized by mortgage loans held for sale and warehouse financing due from correspondents at December 31, 1996 and servicing rights on approximately $250 million of mortgage loans. Upon the sale of these loans and the repayment of warehouse financing due from correspondents, the borrowings under these lines will be repaid. Since December 31, 1996, the Company has renewed and increased $110 million lines of credit expiring in December 1997 to $210 million and entered into a new uncommitted line of credit for $400 million.

     At December 31, 1996, the Company also had term debt outstanding of $47.4 million which expire through January 2000. Outstanding borrowings under these facilities are secured by I/O and residual certificates and accrue interest at rates ranging from 6.70% to 8.13%.

     In December 1996, the Company executed an agreement with Bank of Boston pursuant to which Bank of Boston will provide a $25 million one year revolving credit facility subject to the following sublimits and terms: (i) $5 million warehouse line of credit due June 30, 1998, (ii) $25 million to finance interest-only and residual certificates, to be repaid according to a repayment schedule calculated by Bank of Boston with a maximum amortization period after the revolving period of three years; and (iii) $20 million for acquisitions or bridge financing due within six months from the initial borrowing date of each takedown of the bridge financing, but in no event later than June 30, 1998. No amounts were outstanding under this facility at January 31, 1997, but it is anticipated that amounts up to $20.0 million may be borrowed for an acquisition or on a bridge basis.

     The Company's warehouse lines and term debt contain various affirmative and negative covenants customary for credit arrangements of their type and which the Company believes will not have a material effect on its operations, growth and financial flexibility. The credit facility with Bank of Boston also contains certain financial covenants requiring the maintenance of certain debt-to-equity or debt-to-net worth ratios, as well as establishing limits on the ability of the Company to incur unsecured indebtedness. The Company does not believe that the existing financial covenants will restrict its operations within the next 12 months. Management believes the Company is in compliance with all such covenants under these agreements.

     The Company's current warehouse lines generally are subject to one-year terms. Certain warehouse lines have automatic renewal features subject to the absence of defaults and permit the lender to terminate the facility on notice to the Company. There can be no assurance either that the Company's current creditors will renew their facilities as they expire or that the Company will be able to obtain additional credit lines.

     On February 14, 1997, the Company filed a Registration Statement with the Securities and Exchange Commission to register 7,000,000 shares of common stock to be offered to the public (The Offering). Of the 7,000,000 shares of common stock, 5,600,000 shares are being offered by the Company and 1,400,000 shares are being offered by certain stockholders of the Company. The Company will not receive any proceeds from the sale of shares by the selling stockholders.

     Funds available under the Company's current warehouse and other credit facilities and the net proceeds from the Offering are expected to be sufficient to fund the Company's liquidity requirements, including the implementation of its business strategy, beyond December 1997. However, the Company has substantial capital requirements and it anticipates that it may need to arrange for additional external cash resources in 1998 through additional financings or offerings.

     The Company purchases and originates mortgage loans and then sells them primarily through securitizations. At the time of securitization and the delivery of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or 'spread,' between the interest rate on the loans and the interest rate on the treasury security with a maturity corresponding to the anticipated life of the loans. If interest rates rise between the time the Company originates or purchases the loans and the time the loans are priced at securitization, the spread narrows, resulting in a loss in value of the loans. To protect against such losses, the Company hedges the value of the loans through the short sale of treasury securities. Prior to hedging, the Company performs an analysis of its loans taking into account, among other things, interest rates and maturities to determine the amount, type (usually three and five years), duration (usually less than three months) and proportion of each treasury security to sell short so that the risk to the value of the loans is more effectively hedged. The Company executes the sale of the treasury securities with large, reputable securities firms and uses the proceeds received to acquire treasury securities under repurchase agreements. These securities are designated as hedges in the Company's records and are closed out when the loans are sold.

     If the value of the hedges decreases, offsetting an increase in the value of the loans, the Company, upon settlement with its counterparty, will pay the hedge loss in cash and realize the corresponding increase in the value of the loans as part of its I/O and residual certificates. Conversely, if the value of the hedges increase, offsetting a decrease in the value of the loans, the Company, upon settlement with its counterparty, will receive the hedge gain in cash and realize the corresponding decrease in the value of the loans through a reduction in the value of the corresponding I/O and residual certificates.

     The Company believes that its hedging activities using treasury securities are substantially similar in purpose, scope and execution to customary hedging activities using treasury securities engaged in by many of its competitors.

INFLATION

     Inflation historically has had no material effect on the Company's results of operations. Inflation affects the Company most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

     Profitability may be directly affected by the level and fluctuation in interest rates which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the ability of the Company to purchase and originate loans and affect the mix of first and second mortgage loan products. Generally, first mortgage production increases relative to second mortgage production in response to low interest rates and second mortgage production increases relative to first mortgage production during periods of high interest rates. A significant decline in interest rates could decrease the size of the Company's loan servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent servicing rights and I/O and residual certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and I/O and residual certificates which would have a material adverse effect on the Company's results of operations and financial condition. Fluctuating interest rates also may affect the net interest income earned by the Company from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities. In addition, inverse or flattened interest yield curves could have an adverse impact on the profitability of the Company because the loans pooled and sold by the Company have long-term rates, while the senior interests in the related REMIC trusts are priced on the basis of intermediate term rates.

RECENT EVENTS AND ACQUISITIONS

     Pursuant to the Company's acquisition strategy, in January and February 1997 IMC acquired the outstanding stock of CoreWest and all of the assets of American Reduction, Equity Mortgage and Mortgage America. During 1996, IMC acquired all of the assets of Equitystars and also formed a joint venture in the United Kingdom. Several acquisitions include earn-out arrangements that provide the sellers with additional consideration if the acquired company reaches certain performance targets after the acquisition. Any such contingent payments will result in an increase in the amount of goodwill recorded on IMC's balance sheet related to each acquisition. Goodwill represents the excess of cost over fair market value of the net tangible assets acquired in each acquisition and is amortized through periodic charges to earnings for up to 30 years. See Item 1 'Business -- Acquisitions and Strategic Alliances.'

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              ----

Report of Independent Accountants..........................................................................    40
Financial Statements:
     Consolidated Balance Sheets as of December 31, 1995 and 1996..........................................    41
     Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996............    42
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and
      1996.................................................................................................    43
     Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996............    44
     Notes to Consolidated Financial Statements............................................................    45

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
  IMC MORTGAGE COMPANY AND SUBSIDIARIES

     We have audited the accompanying consolidated balance sheets of IMC Mortgage Company and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of IMC Mortgage Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMC Mortgage Company and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 4, effective January 1, 1996 the Company changed its method of accounting for mortgage servicing rights.

                                          /S/ COOPERS & LYBRAND L.L.P.

Tampa, Florida
February 21, 1997

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                  ------------------------------
                                                                                      1995             1996
                                                                                  ------------    --------------

                                    ASSETS
Cash and cash equivalents......................................................   $  5,133,718    $   13,289,128
Securities purchased under agreements to resell................................    138,058,262       659,490,000
Accrued interest receivable....................................................      1,872,129         8,311,530
Accounts receivable............................................................      1,179,907         3,689,540
Mortgage loans held for sale...................................................    193,002,835       914,586,703
Interest-only and residual certificates........................................     14,072,771        86,246,674
Warehouse financing due from correspondents....................................         53,200         5,045,385
Furniture, fixtures and equipment  -- net......................................        679,950         1,676,822
Capitalized mortgage servicing rights..........................................        --              6,621,347
Investment in joint venture....................................................        --              1,738,760
Goodwill.......................................................................        --              1,843,144
Other assets...................................................................        498,662         4,809,152
                                                                                  ------------    --------------
          Total................................................................   $354,551,434    $1,707,348,185
                                                                                  ------------    --------------
                                                                                  ------------    --------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Warehouse finance facilities..............................................   $189,819,046    $  895,132,545
     Term debt.................................................................     11,120,642        47,430,295
     Accrued and other liabilities.............................................        547,707         7,766,858
     Accrued interest payable..................................................      1,055,550         4,077,744
     Securities sold but not yet purchased.....................................    139,200,000       661,061,161
     Amounts payable for taxes.................................................      1,306,645         2,543,000
     Accrual for sharing of proportionate value of equity (Note 5).............      5,893,000          --
                                                                                  ------------    --------------
          Total liabilities....................................................    348,942,590     1,618,011,603
                                                                                  ------------    --------------
Commitments (Note 15)
Stockholders' equity:
     Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
       none issued and outstanding.............................................        --               --
     Common stock, par value $.01 per share; 50,000,000 authorized; 12,000,000
       and 19,669,666 shares issued and outstanding............................         60,000           196,696
     Additional paid-in capital................................................      3,844,601        76,489,738
     Retained earnings.........................................................      1,704,243        12,650,148
                                                                                  ------------    --------------
          Total stockholders' equity...........................................      5,608,844        89,336,582
                                                                                  ------------    --------------
          Total................................................................   $354,551,434    $1,707,348,185
                                                                                  ------------    --------------
                                                                                  ------------    --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                          1994           1995           1996
                                                                       -----------    -----------    -----------
Revenues:
     Gain on sales of loans.........................................   $ 8,583,277    $20,680,848    $46,229,615
     Additional securitization transaction expense (Note 5).........      (560,137)    (5,547,037)    (4,157,644)
                                                                       -----------    -----------    -----------
          Net gain on sale of loans.................................     8,023,140     15,133,811     42,071,971
                                                                       -----------    -----------    -----------
     Warehouse interest income......................................     2,510,062      7,884,679     37,463,583
     Warehouse interest expense.....................................    (1,610,870)    (6,006,919)   (24,534,896)
                                                                       -----------    -----------    -----------
          Net warehouse interest income.............................       899,192      1,877,760     12,928,687
                                                                       -----------    -----------    -----------
     Servicing fees.................................................        99,224      1,543,339      6,749,995
     Other revenues.................................................     1,072,855      1,117,903      3,903,638
                                                                       -----------    -----------    -----------
          Total servicing fees and other............................     1,172,079      2,661,242     10,653,633
                                                                       -----------    -----------    -----------
          Total revenues............................................    10,094,411     19,672,813     65,654,291
                                                                       -----------    -----------    -----------
Expenses:
     Compensation and benefits......................................     3,348,236      5,139,386     16,006,553
     Selling, general and administrative expenses...................     2,000,401      3,477,677     15,652,381
     Sharing of proportionate value of equity (Note 5)..............     1,689,000      4,204,000      2,555,000
     Other..........................................................        14,143        297,743      2,321,413
                                                                       -----------    -----------    -----------
          Total expenses............................................     7,051,780     13,118,806     36,535,347
                                                                       -----------    -----------    -----------
     Income before income taxes.....................................     3,042,631      6,554,007     29,118,944
     Provision for income taxes.....................................       --             --          (4,206,000)
                                                                       -----------    -----------    -----------
Net income..........................................................   $ 3,042,631    $ 6,554,007    $24,912,944
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------
Unaudited Pro Forma Data (giving effect to provision for income taxes):
     Income before provision for income taxes.......................                  $ 6,554,007     29,118,944
     Pro forma provision for income taxes (Note 4)..................                    2,522,000     11,190,000
                                                                                      -----------    -----------
     Pro forma net income...........................................                  $ 4,032,007     17,928,944
                                                                                      -----------    -----------
                                                                                      -----------    -----------
     Pro forma net income per common share..........................                  $      0.25    $      0.94
     Weighted average number of shares outstanding..................                   15,871,504     19,165,304

  The accompanying notes are an integral part of these consolidated financial statements.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 COMMON STOCK         ADDITIONAL      RETAINED
                                            ----------------------      PAID-IN       EARNINGS
                                              SHARES       AMOUNT       CAPITAL       (DEFICIT)        TOTAL
                                            ----------    --------    -----------    -----------    -----------

Stockholders' equity at January 1,
  1994...................................    6,000,000    $ 60,000    $ 1,739,063    $  (349,971)   $ 1,449,092
Cash contributions.......................       --           --         1,554,959        --           1,554,959
Contributions in foregone premiums.......       --           --           530,579        --             530,579
Net income...............................       --           --           --           3,042,631      3,042,631
Distributions for taxes (Note 3).........       --           --           --            (721,250)      (721,250)
                                            ----------    --------    -----------    -----------    -----------
Stockholders' equity at December 31,
  1994...................................    6,000,000      60,000      3,824,601      1,971,410      5,856,011
Cash contributions.......................       --           --            20,000        --              20,000
Net income...............................       --           --           --           6,554,007      6,554,007
Distributions for taxes (Note 3).........       --           --           --          (6,821,174)    (6,821,174)
                                            ----------    --------    -----------    -----------    -----------
Stockholders' equity at December 31,
  1995...................................    6,000,000      60,000      3,844,601      1,704,243      5,608,844
Issuance of options to ContiFinancial
  (Note 5)...............................       --           --         8,448,000        --           8,448,000
Common stock issued in public offering...    3,565,000      35,650     58,167,727        --          58,203,377
Reclassification of partnership
  earnings...............................       --           --         4,124,456     (4,124,456)       --
Conversion of convertible preferred
  stock..................................      119,833       1,198      2,004,802        --           2,006,000
Stock options exercised..................      150,000       1,500         (1,500)       --             --
Net income...............................       --           --           --          24,912,944     24,912,944
Distributions for taxes (Note 3).........       --           --           --          (9,842,583)    (9,842,583)
Two-for-one stock split (Note 1).........    9,834,833      98,348        (98,348)       --             --
                                            ----------    --------    -----------    -----------    -----------
Stockholders' equity at December 31,
  1996...................................   19,669,666    $196,696    $76,489,738    $12,650,148    $89,336,582
                                            ----------    --------    -----------    -----------    -----------
                                            ----------    --------    -----------    -----------    -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              FOR THE YEAR ENDED DECEMBER
                                                                                                          31,
                                                                                             -----------------------------
                                                                                                 1994            1995
                                                                                             ------------    -------------
Operating activities:
  Net income..............................................................................   $  3,042,631    $   6,554,007
Adjustments to reconcile net income to net cash used in operating activities:
  Sharing of proportionate value of equity................................................      1,689,000        4,204,000
  Foregone premiums.......................................................................        530,579         --
  Depreciation and amortization...........................................................         98,285          163,798
  Capitalized mortgage servicing rights...................................................        --              --
  Net loss in joint venture...............................................................        --              --
  Non-recurring benefit associated with the conversion of
  Partnership to C Corporation............................................................        --              --
  Deferred taxes..........................................................................        --              --
Net change in operating assets and liabilities, net of effects from purchase of Mortgage
  Central Corp.:
  Increase in mortgage loans held for sale................................................    (21,023,760)    (164,007,085)
  Decrease (increase) in securities purchased under agreement to resell and securities
    sold but not yet purchased............................................................        --             1,141,738
  Increase in accrued interest receivable.................................................       (175,470)      (1,653,412)
  Decrease (increase) in warehouse financing due from correspondents......................        --                 3,800
  Increase in interest-only and residual certificates.....................................     (2,953,130)     (10,669,041)
  (Increase) decrease in other assets.....................................................         13,338         (370,667)
  Increase in accounts receivable.........................................................       (292,053)        (884,904)
  Increase in accrued interest payable....................................................        486,828          546,974
  Decrease in deferred income.............................................................        --              (450,600)
  Increase in amounts payable for taxes...................................................        --              --
  Increase in accrued and other liabilities...............................................        185,596          141,762
                                                                                             ------------    -------------
  Net cash used in operating activities...................................................    (18,398,156)    (165,279,630)
                                                                                             ------------    -------------
Investing activities:
  Investment in joint venture.............................................................        --              --
  Purchase of furniture, fixtures and equipment...........................................       (292,809)        (391,132)
                                                                                             ------------    -------------
  Net cash used in investing activities...................................................       (292,809)        (391,132)
                                                                                             ------------    -------------
Financing activities:
  Issuance of common stock................................................................        --              --
  Contributions from partners.............................................................      1,554,959           20,000
  Distributions to partners for taxes.....................................................       (721,250)      (5,514,529)
  Borrowings -- warehouse.................................................................    288,530,292      711,907,906
  Borrowings -- term debt.................................................................        --            11,120,642
  Repayments of borrowings -- warehouse...................................................   (268,008,343)    (549,820,719)
  Repayments of borrowings -- term debt...................................................        --              --
                                                                                             ------------    -------------
  Net cash provided by financing activities...............................................     21,355,658      167,713,300
                                                                                             ------------    -------------
  Net increase in cash and cash equivalents...............................................      2,664,693        2,042,538
  Cash and cash equivalents, beginning of period..........................................        426,487        3,091,180
                                                                                             ------------    -------------
  Cash and cash equivalents, end of period................................................   $  3,091,180    $   5,133,718
                                                                                             ------------    -------------
                                                                                             ------------    -------------
Supplemental disclosure cash flow information: Cash paid during the year for interest.....   $  1,364,920    $   5,459,945
                                                                                             ------------    -------------
                                                                                             ------------    -------------
Cash paid during the year for taxes.......................................................   $    --         $    --
                                                                                             ------------    -------------
                                                                                             ------------    -------------
Supplemental disclosure of noncash financing and investing activities: Contributed capital
  via foregone premiums (Note 3)..........................................................   $    530,579    $    --
                                                                                             ------------    -------------
                                                                                             ------------    -------------
Acquisition of assets of Mortgage Central Corp. (Note 6)..................................   $    --         $    --
                                                                                             ------------    -------------
                                                                                             ------------    -------------
Amounts payable for taxes (Note 3)........................................................   $    --         $   1,306,645
                                                                                             ------------    -------------
                                                                                             ------------    -------------
Issuance of options to ContiFinancial.....................................................   $    --         $    --
                                                                                             ------------    -------------
                                                                                             ------------    -------------


                                                                                                  1996
                                                                                            ----------------
Operating activities:
  Net income..............................................................................  $     24,912,944
Adjustments to reconcile net income to net cash used in operating activities:
  Sharing of proportionate value of equity................................................         2,555,000
  Foregone premiums.......................................................................         --
  Depreciation and amortization...........................................................         1,649,621
  Capitalized mortgage servicing rights...................................................        (7,861,913)
  Net loss in joint venture...............................................................           852,250
  Non-recurring benefit associated with the conversion of
  Partnership to C Corporation............................................................        (3,600,000)
  Deferred taxes..........................................................................           879,000
Net change in operating assets and liabilities, net of effects from purchase of Mortgage
  Central Corp.:
  Increase in mortgage loans held for sale................................................      (721,346,574)
  Decrease (increase) in securities purchased under agreement to resell and securities
    sold but not yet purchased............................................................           429,423
  Increase in accrued interest receivable.................................................        (6,439,401)
  Decrease (increase) in warehouse financing due from correspondents......................        (4,992,185)
  Increase in interest-only and residual certificates.....................................       (72,173,903)
  (Increase) decrease in other assets.....................................................        (1,610,356)
  Increase in accounts receivable.........................................................        (2,509,633)
  Increase in accrued interest payable....................................................         3,022,194
  Decrease in deferred income.............................................................         --
  Increase in amounts payable for taxes...................................................         2,543,000
  Increase in accrued and other liabilities...............................................         6,977,434
                                                                                            ----------------
  Net cash used in operating activities...................................................      (776,713,099)
                                                                                            ----------------
Investing activities:
  Investment in joint venture.............................................................        (2,591,010)
  Purchase of furniture, fixtures and equipment...........................................        (1,217,782)
                                                                                            ----------------
  Net cash used in investing activities...................................................        (3,808,792)
                                                                                            ----------------
Financing activities:
  Issuance of common stock................................................................        58,203,377
  Contributions from partners.............................................................         --
  Distributions to partners for taxes.....................................................       (11,149,228)
  Borrowings -- warehouse.................................................................     1,796,117,164
  Borrowings -- term debt.................................................................        51,065,610
  Repayments of borrowings -- warehouse...................................................    (1,090,803,665)
  Repayments of borrowings -- term debt...................................................       (14,755,957)
                                                                                            ----------------
  Net cash provided by financing activities...............................................       788,677,301
                                                                                            ----------------
  Net increase in cash and cash equivalents...............................................         8,155,410
  Cash and cash equivalents, beginning of period..........................................         5,133,718
                                                                                            ----------------
  Cash and cash equivalents, end of period................................................  $     13,289,128
                                                                                            ----------------
                                                                                            ----------------
Supplemental disclosure cash flow information: Cash paid during the year for interest.....  $     23,834,115
                                                                                            ----------------
                                                                                            ----------------
Cash paid during the year for taxes.......................................................  $        796,310
                                                                                            ----------------
                                                                                            ----------------
Supplemental disclosure of noncash financing and investing activities: Contributed capital
  via foregone premiums (Note 3)..........................................................  $      --
                                                                                            ----------------
                                                                                            ----------------
Acquisition of assets of Mortgage Central Corp. (Note 6)..................................  $      2,190,791
                                                                                            ----------------
                                                                                            ----------------
Amounts payable for taxes (Note 3)........................................................  $      --
                                                                                            ----------------
                                                                                            ----------------
Issuance of options to ContiFinancial.....................................................  $      8,448,000
                                                                                            ----------------
                                                                                            ----------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

1. ORGANIZATION AND BASIS OF PRESENTATION

     IMC Mortgage Company (the 'Company') was formed in 1993 by a team of executives experienced in the non-conforming home equity loan industry. The Company was originally structured as a partnership, Industry Mortgage Company, L.P. (the 'Partnership'), which became a wholly owned subsidiary of the Company in June 1996 when the limited partners (the 'Partners') and the general partner exchanged their partnership interests for voting common shares (the 'exchange' or 'recapitalization') of IMC Mortgage Company. The exchange was consummated on an historical cost basis as all entities were under common control. Accordingly, since June 1996, IMC Mortgage Company (the 'Company') has owned 100% of the limited partnership interests in the Partnership and 100% of the general partnership interest in the Partnership. At the time of the exchange, the retained earnings previously reflected by the Partnership were transferred to additional paid-in capital.

     The accompanying consolidated financial statements include the accounts of the Company, the Partnership and their wholly owned subsidiaries, after giving effect to the exchange as if it had occurred at inception. All inter-company transactions have been eliminated in the accompanying consolidated financial statements.

     On January 27, 1997, the Board of Directors declared a two-for-one split of common stock payable on February 13, 1997 to stockholders of record as of February 6, 1997. A total of $98,348 was transferred from additional paid-in-capital to the stated value of common stock in connection with the stock split. This transaction has been recorded herein in the year ended December 31, 1996. The par value of the common stock remains unchanged. All share and per share amounts have been restated retroactively herein to reflect the stock split except with respect to periods presented in the consolidated statements of stockholders' equity prior to December 31, 1996.

2. NATURE OF BUSINESS

     The Company purchases and originates mortgage loans made to borrowers who may not otherwise qualify for conventional loans for the purpose of securitization and sale. The Company securitizes these mortgages into the form of a Real Estate Mortgage Investment Conduit ('REMIC'). A significant portion of the mortgages are sold on a servicing retained basis.

3. DESCRIPTION OF PARTNERSHIP AGREEMENT

CAPITAL CONTRIBUTIONS

     Each Partner owning a full partnership share contributed $100,000 in cash and was required to make additional contributions in either loan volume (via foregone premiums) or in cash until its respective capital contribution reached $380,000, which occurred in 1994. Foregone premiums represent the difference between the amount paid by the Partnership for mortgage loans to Partners who opted to make additional contributions in loan volume and the value set forth in a pricing schedule (estimated fair value) delivered to the Partners at the time of purchase.

PURCHASES FROM PARTNERS

     As of December 31, 1996, a majority of the Partners were required to sell to the Company on prevailing market terms and conditions, an aggregate of $162.0 million of home equity loans per year. As a result of the Company's acquisition of two of the Partners (Mortgage America and Equity Mortgage -- see Note 17) effective January 1, 1997, the contractual annual sales commitment of the Partners was reduced by $36.0 million to $126.0 million. Loans purchased from Partners during 1994, 1995 and 1996 approximated $115,976,000, $148,420,000 and
$337,505,000, respectively.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

INCOME TAXES

     All the tax effects of the Partnership's income or loss were passed through to the partners individually, therefore, no Federal income taxes were payable by the Partnership. State and Federal income taxes related to the Partnership's corporate subsidiaries were not material.

     Under the terms of the partnership agreement, the Company was obligated to make quarterly cash distributions to the partners equal to 45% of profits (as defined in the partnership agreement) to enable the partners to pay taxes with respect to their partnership interests. Distributions to partners for income taxes were $721,250, $6,821,174 and $9,842,583 for the years ended December 31, 1994, 1995 and 1996, respectively. Distributions include cash paid to partners as well as distributions accrued but not yet paid. The amount payable to partners for taxes (including interest) at December 31, 1995 and 1996 was $1,306,645 and $0, respectively.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on hand and on deposit at financial institutions. Cash and cash equivalents include interest bearing deposits of $5,133,718 and $13,289,128 at December 31, 1995 and 1996,
respectively.

INTEREST-ONLY AND RESIDUAL CERTIFICATES

     The Company originates and purchases mortgages for the purpose of securitization and whole loan sale. The Company securitizes these mortgages into the form of a REMIC. A REMIC is a multi-class security with certain tax advantages which derives its monthly principal paydowns from a pool of underlying mortgages. The senior classes of the REMICs are sold, with the subordinated classes (or a portion thereof) retained by the Company. The amount of senior classes of REMICs outstanding at December 31, 1995 and 1996 was $418,251,000 and $1,133,644,000, respectively. The subordinated classes are in the form of interest-only and residual certificates. The documents governing the Company's securitizations require the Company to build over-collateralization levels through retention of distributions by the REMIC trust otherwise payable to the Company as the residual interest holder. This overcollateralization causes the aggregate principal amount of the loans in the related pool and/or cash reserves to exceed the aggregate principal balance of the outstanding investor certificates. Such excess amounts serve as credit enhancement for the related REMIC trust. To the extent that borrowers default on the payment of principal or interest on the loans, losses will reduce the overcollateralization and cash flows otherwise payable to the residual interest security holder to the extent that funds are available. If payment defaults exceed the amount of overcollateralization, as applicable, the insurance policy maintained by the related REMIC trust will pay any further losses experienced by holders of the senior interests in the related REMIC trust. The Company does not have any recourse obligations for credit losses in the REMIC trust. During 1995, the Company securitized $380 million of loans through three REMICs and, during 1996, the Company securitized $935 million of loans through four REMICs. See Note 11.

     The Company initially records these securities at their allocated cost based upon the present value of the interest in the cash flows retained by the Company after considering various economic factors, including interest rates, collateral value and estimates of the value of future cash flows from the REMIC mortgage pools under expected loss and prepayment assumptions discounted at a market yield. The weighted average rate used to discount the cash flows range from 11% to 11.5%, and the assumed loss rate is 50 basis points per year.

     In  1994, the Company  adopted Statement of  Financial Accounting Standards
(SFAS) No. 115, 'Accounting for Certain Investments in Debt and Equity Securities' ('SFAS 115'), which requires fair

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

value accounting for these securities. In accordance with the provisions of SFAS 115, the Company classifies interest-only and residual certificates as `trading securities' and, as such, they are recorded at fair value with the resultant unrealized gain or loss recorded in the results of operations in the period of the change in value. The Company determines fair value at inception and on an ongoing basis based on a discounted cash flow analysis. The cash flows are estimated as the excess of the weighted average coupon on each pool of mortgage loans sold over the sum of the pass-through interest rate plus a normal servicing fee, a trustee fee, an insurance fee and an estimate of annual future credit losses related to the mortgage loans securitized over the life of the mortgage loans.

     These cash flows are projected over the life of the mortgage loans using prepayment, default, and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk. The fair valuation includes consideration of the following characteristics: loan type, size, interest rate, date of origination, term and geographic location. The Company also used other available information such as externally prepared reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review.

CAPITALIZED MORTGAGE SERVICING RIGHTS

     Effective January 1, 1996, the Company adopted SFAS No. 122 'Accounting for Mortgage Servicing Rights' ('SFAS 122'), superseded in June 1996 by SFAS No. 125 'Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities' ('SFAS 125'), which is effective in January 1997. The SFAS's require that upon sale or securitization of mortgages, companies capitalize the cost associated with the right to service mortgage loans based on their relative fair values. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income. Under SFAS 122, the Company capitalized and amortized approximately $7,818,000 and $1,197,000, respectively, of capitalized mortgage servicing rights, resulting in additional operating income of approximately $6,621,000 for the year ended December 31, 1996. The effect on unaudited pro forma net income and pro forma net income per common share for the year ended December 31, 1996 was an increase of $4,050,000 and $0.21, respectively.

     Prior to the adoption of SFAS 122, servicing rights acquired through loan origination activities were recorded in the period the loans were serviced.

     The Company periodically reviews capitalized servicing fees receivable for impairment. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type, term, credit quality and, to a lesser extent, interest rate. The Company generally makes loans to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that these borrowers are more payment sensitive rather than interest rate sensitive. Impairment is recognized in a valuation allowance for each disaggregated stratum in the period of impairment. The carrying amount of capitalized mortgage servicing rights is deemed to be a reasonable estimate of their fair value.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL/SECURITIES SOLD BUT NOT YET PURCHASED

     To hedge the interest rate risk on loan purchases, the Company sells short United States Treasury securities which match the duration of the fixed rate mortgage loans held for sale and borrows the securities under agreements to resell.

     Securities sold but not yet purchased are recorded on a trade date basis and are carried at market value. The unrealized gain or loss on these instruments is deferred and recognized upon securitization

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

as an adjustment to the carrying value of the hedged mortgage loans. The cost to carry securities purchased under agreements to resell is recorded as incurred.

     Securities purchased under agreements to resell are recorded on a trade date basis and are carried at the amounts at which the securities will be resold.

MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale are mortgages the Company plans to sell or securitize. Mortgage loans held for sale are stated at lower of aggregate cost or market. The cost is net of any deferred hedging gain or loss. Market value is determined by outstanding commitments from investors, if any, or current investor yield requirements on the aggregate basis. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income in the period of change.

REVENUE RECOGNITION

     Gains on the sale of mortgage loans representing the difference between the sales price and the net carrying amount (which includes any hedging gains and losses) of the loan are recognized when mortgage loans are sold and delivered to investors. For securitizations of mortgage loans, the gain on the sale of the loans represents the present value of the differential between interest earned on the portion of loans sold and interest paid to investors less related costs over the expected life of the loans, adjusted for projected prepayments, expected charge-offs, foreclosure expenses and a normal servicing fee.

     Interest income on the interest-only and residual certificates, included in other revenues in the statement of operations, is recognized on the interest method as earned and deemed collectible. Other income consists primarily of interest on interest-only and residual certificates and earnings on deposits. Warehouse interest income on mortgage loans held for sale is recognized on the accrual method.

     The Company generally retains servicing rights and recognizes servicing income from fees, prepayment penalties and late payment charges earned for servicing the loans owned by certificate holders and others. Servicing fees are generally earned at a rate of approximately 1/2 of 1%, on an annualized basis, of the unamortized loan balance being serviced. Servicing fee income is recognized as collected.

FURNITURE, FIXTURES AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

     Furniture, fixtures and equipment are carried at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the useful life of the improvements.

GOODWILL

     Goodwill represents the excess of cost over fair value of net tangible assets acquired by acquisition through December 31, 1996. Such excess of cost over fair value of net tangible assets acquired in 1996 is being amortized on a straight-line basis over twenty-five years. Amortization expense was $71,404 for the year ended December 31, 1996. Management periodically reviews the potential impairment of goodwill on a non-discounted cash flow basis to assess recoverability. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the goodwill which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS 125, which is effective for transactions that occur after December 31, 1996, and will be applied prospectively. SFAS 125 requires the Company to allocate the total cost of mortgage loans sold among the mortgage loans sold, interest-only and residual certificates and servicing rights based on their relative values. The Company will apply the new rules prospectively beginning in the first quarter of 1997. The actual effect of implementing this new statement on the Company's financial condition and results of operations will depend on various factors determined at the end of a reporting period, including the amount of originated and purchased production, the level of interest rates and market estimates of future prepayment and loss rates. Accordingly, the Company can not determine at this time the ultimate impact on its future earnings of applying the provision of SFAS 125, but does not expect the results under SFAS 125 to differ materially from results which would have emerged under SFAS 122.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform with the 1996 classifications.

UNAUDITED PRO FORMA DATA

     The Partnership which is included in the consolidated financial statements became a wholly owned subsidiary of the Company after the plan of exchange described in Note 1 was consummated. The Partnership made no provision for income taxes since the Partnership's income or losses were passed through to the partners individually.

     The Partnership became subject to income taxes as of June 24, 1996, the effective date of the exchange. The unaudited pro forma data included in the consolidated statements of operations of the Company includes a pro forma provision for income taxes to indicate what these taxes would have been had the exchange occurred in prior periods.

     The following unaudited pro forma information reflects the income tax expense that the Company would have incurred if it had been subject to Federal and state income taxes for the entire year ended December 31, 1995 and 1996.

                                                                                    DECEMBER 31,
                                                                             --------------------------
                                                                                1995           1996
                                                                             -----------    -----------

Pro forma current:
     Federal..............................................................   $ 3,904,000    $ 8,910,000
     State................................................................       649,000      1,894,000
                                                                             -----------    -----------
                                                                               4,553,000     10,804,000
                                                                             -----------    -----------
Pro forma deferred:
     Federal..............................................................    (1,843,000)       318,000
     State................................................................      (188,000)        68,000
                                                                             -----------    -----------
                                                                              (2,031,000)       386,000
                                                                             -----------    -----------
Pro forma provision for income taxes......................................   $ 2,522,000    $11,190,000
                                                                             -----------    -----------
                                                                             -----------    -----------

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

     The following unaudited pro forma information reflects the reconciliation between the statutory provision for income taxes and the pro forma provision relating to the income tax expense the Company would have incurred had the Partnership been subject to federal and state income taxes.

                                                                                 FOR THE YEAR ENDED
                                                                                    DECEMBER 31,
                                                                              -------------------------
                                                                                 1995          1996
                                                                              ----------    -----------

Income tax at federal statutory rate.......................................   $2,272,000    $10,192,000
State taxes, net of federal benefit........................................      232,000      1,310,000
Nondeductible expenses.....................................................       18,000         36,000
Other, net.................................................................       --           (348,000)
                                                                              ----------    -----------
Pro forma provision for income taxes.......................................   $2,522,000    $11,190,000
                                                                              ----------    -----------
                                                                              ----------    -----------

PRO FORMA EARNINGS PER SHARE

     Pro forma net income per common share has been computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period after giving effect to the recapitalization described in Note 1. Dilutive common share equivalents consist of stock options (calculated using the treasury stock method), convertible preferred stock and the stock warrant issued to ContiFinancial Corporation described in Note 5. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the public offering price of $9 per share during the twelve months immediately preceding the date of the initial filing of the Registration Statement have been included in the calculation of common shares and common share equivalents, using the treasury stock method, as if they were outstanding for all periods presented.

     Weighted average number of shares outstanding is comprised of the following for the years ended December 31:

                                                                                  1995          1996
                                                                               ----------    ----------

Weighted average number of common shares outstanding........................   12,000,000    15,981,520
Additional shares deemed to be outstanding:
     Cheap stock............................................................    3,871,504     3,169,090
     Employee stock options.................................................       --            14,694
                                                                               ----------    ----------
Weighted average number of common shares and common share equivalents.......   15,871,504    19,165,304
                                                                               ----------    ----------
                                                                               ----------    ----------

5. STRATEGIC ALLIANCE

     The Company relied on ContiFinancial Corporation and its subsidiaries and affiliates ('ContiFinancial') to provide the original credit facility for funding its loan purchases and originations as well as their expertise and assistance in loan securitization. In 1994, 1995 and 1996, the securitizations were structured so that ContiFinancial received, in exchange for cash of $2,109,011, $18,424,827 and $8,632,647, respectively, interest-only and residual certificates with estimated values of $3,035,000, $25,054,000 and $13,444,000, respectively. In addition, ContiFinancial paid $365,852, $1,082,136 and $653,709 in expenses related to securitizations in 1994, 1995 and 1996, respectively. The difference between the estimated value of the interest-only and residual certificates provided to ContiFinancial and the total amount of cash received and expenses paid by ContiFinancial amounts to $560,137, $5,547,037 and $4,157,644 in 1994, 1995 and 1996, respectively, and has been recorded as additional securitization transaction expense.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

     In August 1993, the Company entered into a five-year agreement ('1993 Agreement') with ContiFinancial which provided the Company with a warehouse line of credit, a standby credit facility, and certain investment banking services. In compensation for these services, the Company agreed to pay a commitment fee to ContiFinancial equal to 0.50% of the agreement limit ($10 million) in the first year and 0.75% of the agreement limit minus the weighted average advance balance for the prior year, payable on each anniversary of the first purchase date. Total commitment fees paid to ContiFinancial pursuant to the 1993 Agreement were $50,000 in 1994.

     Pursuant to the 1993 Agreement, the Company agreed to share the value of the partnership through a contingent fee based on a percentage of Residual Company Equity (as defined in the 1993 Agreement) to be paid in cash at the termination of the agreement. At December 31, 1993, there was no Residual Company Equity and accordingly no liability was recorded. At December 31, 1994, the Company had Residual Company Equity and accordingly the Company accrued a liability (sharing of proportionate value of equity) to reflect the contingent fee payable of $1,689,000 at December 31, 1994 with a corresponding charge in the statement of operations.

     On January 12, 1995, the Company and ContiFinancial entered into a revised ten-year agreement (the '1995 Agreement') which replaced the 1993 Agreement and provided for contingent fees based on the fair market value of the Company (as defined). The amount of the contingent fee ranged from 15% to 25% of the fair market value of the Company if ContiFinancial or the Company, respectively, elected to terminate these arrangements. In the event that the agreement expired with neither ContiFinancial nor the Company electing to terminate the arrangements, the fee would have been 20% of the fair market value of the Company. If the Company made any distributions to the partners other than those made as tax distributions and returns of partnership equity, the Company would have been required to distribute an amount to ContiFinancial equal to 25% of these other distributions. At December 31, 1995, the Company accrued $5,893,000 (based on an independent appraisal of the fair market value of the Company) representing the estimated amount that would have been payable to ContiFinancial had ContiFinancial elected to terminate the 1995 Agreement as of December 31, 1995. The increase in the amount of the accrual at December 31, 1995 related to the 1995 Agreement over the amount accrued at December 31, 1994 related to the 1993 Agreement was recorded as a charge to earnings for 1995.

     In March 1996, the Company and ContiFinancial replaced the 1995 Agreement with an agreement (the '1996 Agreement') which eliminated the ability of ContiFinancial to obtain or require a cash payment as provided for in the 1993 and 1995 Agreements and provided ContiFinancial options to acquire an interest in the Company for a nominal amount. On June 24, 1996, the effective date of the exchange described in Note 1, the option was converted into a warrant exercisable for a de minimus amount for 3,000,000 shares of the Company's common stock. The warrant contains normal anti-dilution provisions. ContiFinancial has certain rights to join in registration of additional shares of stock and under certain conditions after the expiration of a four-year time period, to require that shares subject to ContiFinancial's warrants be registered by the Company or its successor. The liability that had been established under the 1995 Agreement was reclassified to paid in capital in March 1996 in conjunction with the issuance of the ContiFinancial option. The fair value of the option at the date of grant (March 26, 1996) was estimated to be $8,448,000 based on an independent appraisal of the option. The Company recorded expense of $2,555,000 for the year ended December 31, 1996, representing the excess of the estimated fair value of the option at the date of grant over the amount accrued at December 31, 1995 pursuant to the 1995 Agreement.

6. ACQUISITION OF ASSETS OF MORTGAGE CENTRAL CORPORATION

     On January 1, 1996, the Company acquired certain assets of Mortgage Central Corp., a Rhode Island corporation ('MCC'), a mortgage banking company which did business under the name `Equitystars' primarily in Rhode Island, New York, Connecticut and Massachusetts. The initial purchase

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

price ($2,006,000) for certain assets of MCC was paid by delivery to MCC of Series A voting, convertible preferred stock of the Company, with contingency payments (capped at $2,550,000) over two years based on performance. The preferred stock had a liquidation preference of $100 per share plus preferred dividends accruing at 8% per annum from the date of issuance until redemption or liquidation. The preferred stock was converted into 239,666 shares of the Company's common stock upon closing of the Company's initial public offering in June 1996.

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price of $2,006,000 has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price of $2,006,000 over the fair values of the net assets was approximately $1,730,000 and was recorded as goodwill. Additional purchase price consideration of approximately $185,000 was recorded as goodwill in 1996 related to the contingent payment terms of the acquisition. Any additional consideration will also be accounted for as goodwill.

     The operating results of MCC have been included in the consolidated statement of income from the date of acquisition on January 1, 1996. On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of 1995, consolidated total revenues would have approximated $24,193,000 for the year ended December 31, 1995. Consolidated income would not have been materially different from the reported amount for the year ended December 31, 1995. Such amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1995.

7. JOINT VENTURE

     In March 1996, the Company entered into an agreement to form a joint venture (Preferred Mortgages Limited) in the United Kingdom to originate and purchase mortgages made to borrowers who may not otherwise qualify for conventional loans for the purpose of securitization and sale. The Company and a second party each own 45% of the joint venture, and a third party owns the remaining 10%. The original investment in the joint venture represents the acquisition of 675,000 shares of the joint venture stock for $1,031,737 and a note receivable from the joint venture for $1,031,737. Additionally, at December 31, 1996, the Company had loaned to the joint venture $527,536. The note and loan bear interest at 3% per annum above LIBOR. Principal repayment on the note is to begin when the joint venture's Board of Directors determine the joint venture has sufficient available profits. The loan is due upon demand. To the extent not previously repaid, all principal is due December 31, 2040. The investment in the joint venture is accounted for under the equity method and through December 31, 1996 was not material in relation to the financial position or results of operations of the Company.

8. COLLATERALIZED OBLIGATIONS

WAREHOUSE FINANCE FACILITIES

     The Company has a $400 million uncommitted warehouse facility with Bear Stearns Home Equity Trust 1996-1 which also provides additional warehouse financing on an as offered basis and, which may result in amounts borrowed to be in excess of $400.0 million. This facility bears interest at LIBOR plus 0.875% and expires in March 1997. Approximately $441.0 million was outstanding under this facility at December 31, 1996. In February 1997, the warehouse facility was increased to $500 million.

     Additionally, the Company had approximately $580.6 million available under numerous other warehouse lines of credit, of which approximately $454.1 million was outstanding at December 31, 1996 ($113.2 million was through ContiFinancial). Interest rates ranged from 6.5% to 7.2% as of December 31, 1996 and all borrowings mature within one year. Outstanding borrowings on the Company's

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

warehouse financing facilities are collateralized by mortgage loans held for sale and warehouse financing due from correspondents at December 31, 1996 and servicing rights on approximately $250 million of mortgage loans. Upon the sale of these loans and the repayment of warehouse financing due from correspondents, the borrowings under these lines will be repaid.

TERM DEBT

     The Company has available a line of credit under a term debt with ContiFinancial for $15,000,000, the entire amount of which was outstanding at December 31, 1996. Outstanding borrowings bear interest based on LIBOR plus 1.70% (which was 7.3% at December 31, 1996) and are collateralized by the Company's interest in certain interest-only and residual certificates. This agreement terminates in January 2000.

     The Company also has available a $20,000,000 credit facility which matures in August 1999 and bears interest at 2.75% per annum in excess of LIBOR. At December 31, 1996, $11,299,291 was outstanding under this credit facility and is collateralized by the Company's interest in a residual certificate. In January 1997, the Company borrowed an additional $6,218,183 under this facility.

     In 1996, Bear, Stearns & Co. Inc. and its affiliates, Bear Stearns Mortgage Capital Corporation and Bear, Stearns International Limited, agreed to provide the Company with a $30 million credit facility which extends through October 1997 and is collateralized by certain interest-only and residual certificates owned by the Company. At December 31, 1996, $14,127,595 was outstanding under this credit facility, which bears interest at 1.75% per annum in excess of LIBOR. In January 1997, the Company borrowed an additional $15,250,000 under this facility.

     At December 31, 1996, the Company had borrowed $7,003,409 under agreements which mature through August 1998, bearing interest at rates ranging from 1.25% to 2.00% per annum in excess of LIBOR which were collateralized by certain interest-only and residual certificates.

     The  Company also has available a  $7 million credit facility which matures
July 31, 1999 and bears interest at 10% per annum from an affiliate of a stockholder. At December 31, 1996, no amounts were outstanding under this credit facility. In February 1997, the Company borrowed approximately $6,800,000 under the facility.

     In December 1996, the Company executed an agreement with the Bank of Boston whereby Bank of Boston provides a $25 million one year revolving credit facility subject to the following sublimits and terms: (i) $5 million warehouse line of credit due June 30, 1998, (ii) $25 million to finance interest-only and residual certificates, to be repaid according to a repayment schedule calculated by Bank of Boston with a maximum amortization period after the revolving period of three years; and (iii) $20 million for acquisition or bridge financing due within six months from the initial borrowing date of each takedown of the bridge financing, but in no event later than June 30, 1998. No amounts were outstanding under this credit facility at December 31, 1996.

     The warehouse notes and term debt have requirements that the Company maintain certain debt to equity ratios and certain agreements restrict the Company's ability to pay dividends on common stock. Capital expenditures are limited by certain agreements. Management believes the Company is in compliance with all such covenants of these agreements.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

9. OTHER ASSETS

     Other assets at December 31 consist of the following:

                                                                         1995         1996
                                                                       --------    ----------

Prepaid expenses....................................................   $214,206    $  912,708
Real estate owned...................................................    141,840       460,280
Organization costs, net.............................................     54,014        33,148
Other assets........................................................     88,602       682,016
Net deferred tax asset..............................................      --        2,721,000
                                                                       --------    ----------
                                                                       $498,662    $4,809,152
                                                                       --------    ----------
                                                                       --------    ----------

10. SERVICING PORTFOLIO

     The total servicing portfolio of loans was approximately $92 million, $536 million and $2.15 billion at December 31, 1994, 1995 and 1996, respectively.

11. INTEREST-ONLY AND RESIDUAL CERTIFICATES

     Activity in interest-only and residual certificates consisted of the following for the years ended December 31:

                                                                     1995           1996
                                                                  -----------    -----------

Balance, beginning of year.....................................   $ 3,403,730    $14,072,771
Additions......................................................    11,835,997     77,010,992
Reductions (cash receipts).....................................    (1,166,956)    (4,837,089)
                                                                  -----------    -----------
Balance, end of year...........................................   $14,072,771    $86,246,674
                                                                  -----------    -----------
                                                                  -----------    -----------

     The Company has not recorded any direct write-downs for impairment for the years ended December 31, 1995 and 1996.

12. FINANCIAL INSTRUMENTS AND OFF BALANCE SHEET ACTIVITIES

FINANCIAL INSTRUMENTS

     SFAS No. 105 'Disclosure of Information about Financial Instruments with Off-Balance Sheet Risks and Financial Instruments with Concentrations of Credit Risk' and SFAS No. 119, 'Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments' require disclosure of the notional amount or contractual amounts of financial instruments.

     The Company regularly securitizes and sells fixed and variable rate mortgage loan receivables. As part of its interest rate risk management strategy, the Company may choose to hedge its interest rate risk related to its mortgage loans held for sale by utilizing treasury securities. The Company classifies these transactions as hedges. The gains and losses derived from these financial securities are deferred and included in the carrying amounts of the mortgage loans held for sale and ultimately recognized in income when the related mortgage loans are sold. Deferred losses on the treasuries used to hedge the anticipated transactions amounted to approximately $1,140,000 and $1,571,000 at December 31, 1995 and 1996, respectively.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

MARKET RISK

     The Company is subject to market risk from financial instruments, including short sales of treasury securities, in that changes in market conditions can unfavorably affect the market value of such contracts.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     SFAS No. 107, 'Disclosures about Fair Values of Financial Instruments,' requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

          Cash and cash equivalents: The carrying amount of cash on hand and on deposit at financial institutions is considered to be a reasonable estimate of fair market value.

          Accrued interest receivable and accounts receivable: The carrying amounts are considered to approximate fair value. All amounts that are assumed to be uncollectible within a reasonable time are written off.

          Mortgage loans held for sale: The estimate of fair values is based on current pricing of whole loan transactions that a purchaser unrelated to the seller would demand for a similar loan. The fair value of the mortgage loans held for sale approximated $196,577,000 and $931,635,200 at December 31, 1995 and 1996, respectively.

          Interest-only and residual certificates: The fair value is determined by discounting the estimated cash flow over the life of the certificate using  prepayment,  default,  and  interest  rate  assumptions  that market participants  would  use  for  similar  financial  instruments  subject  to prepayment, credit and interest rate risk. The carrying amount is considered to be a reasonable estimate of fair market value.

          Collateralized borrowings: Collateralized borrowings consist of warehouse finance facilities and term debt. The warehouse finance facilities have maturities of less than one year and bear interest at market interest rates and, therefore, the carrying value is a reasonable estimate of fair value. The carrying amount of outstanding term debt, which bear market rates of interest, approximates its fair value.

CREDIT RISK

     The Company uses securities purchased under agreements to resell as part of its interest rate management strategy. These instruments expose the Company to credit risk which is measured as the loss the Company would record if counterparties failed to perform pursuant to the terms of their contractual obligations and the value of the collateral held, if any, was not adequate to cover such losses. The Company's policy is to keep the securities at the financial institution which instituted the trade on behalf of the Company. The Company monitors the market value of the assets acquired to ensure their adequacy as compared to the amount at which the securities will be resold. The interest rate of these

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

instruments depends upon, among other things, the underlying collateral, the term of the agreement and the credit quality of the counterparty. The Company transacts these resale agreements with institutional broker/dealers.

     The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers, and commitments to purchase loans from correspondents. The Company has a first or second lien position on all of its loans, and the maximum combined loan-to-value ratio ('CLTV') permitted by the Company's underwriting guidelines is 100%. The CLTV represents the combined first and second mortgage balances as a percentage of the lesser of appraised value or the selling price of the mortgaged property, with the appraised value determined by an appraiser with appropriate professional designations. A title insurance policy is required for all loans.

     As of December 31, 1995 and 1996, the Company had outstanding commitments to extend credit at fixed rates or purchase loans in the amounts of $92,397,000 and $121,000,000 respectively.

     Commitments to extend credit or to purchase a loan are granted for a period of thirty days and are contingent upon the borrower and the borrower's collateral satisfying the Company's underwriting guidelines. Since many of the commitments are expected to expire without being exercised, the total commitment amount does not necessarily represent future cash requirements or future credit risk.

     The Company is exposed to on-balance sheet credit risk related to its mortgage loans held for sale and interest-only and residual certificates. The Company is also exposed to off-balance sheet credit risk related to loans which the Company has committed to originate or buy.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, mortgages held for sale, securities purchased under agreements to resell, and securities sold but not yet purchased. The Company places its cash and cash equivalents with what management believes to be high-quality financial institutions and thereby limits its exposure to credit risk. As of December 31, 1995 and 1996, the majority of mortgage loans with on balance sheet and off balance sheet risks were collateralized by properties located in the mid-atlantic region of the United States.

WAREHOUSE EXPOSURE

     The Company makes available to certain correspondents warehouse financing which bear interest at rates ranging from 1.75% to 2.50% per annum in excess of LIBOR. As of December 31, 1996 the Company had $23,000,000 of committed warehousing available to these correspondents, of which $5,045,385 was outstanding, including $3,514,800 due from a stockholder. There was $53,200 outstanding as of December 31, 1995 under warehouse facilities due from correspondents. Interest income on these warehouse financing facilities was $23,299 and $190,506 for 1995 and, 1996, respectively. The warehouse commitments are for terms of less than one year. Mortgage loans originated by the correspondents remain in the warehouse for a period of 30 days at which point the mortgage loans are either purchased by the Company or sold to another investor.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

13. FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment at December 31 consists of the following:

                                                                         1995         1996
                                                                       --------    ----------

Computer systems....................................................   $523,150    $1,089,375
Office equipment....................................................    174,107       589,041
Furniture...........................................................    196,283       484,956
Leasehold improvements..............................................     11,068        28,655
Other...............................................................      3,487         3,487
                                                                       --------    ----------
          Total.....................................................    908,095     2,195,514
Less accumulated depreciation.......................................   (228,145)     (518,692)
                                                                       --------    ----------
Furniture, fixtures and equipment, net..............................   $679,950    $1,676,822
                                                                       --------    ----------
                                                                       --------    ----------

     Depreciation expense was $76,662, $142,932 and $316,785 for 1994, 1995  and
1996, respectively.

14. EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLAN

     The Company adopted a defined contribution plan (401(k)) for all eligible employees during August 1995. Contributions to the plan are in the form of employee salary deferrals which may be subject to an employer matching contribution up to a specified limit at the discretion of the Company. The Company's contribution to the plan amounted to $107,031 and $277,372 for 1995 and 1996, respectively.

KEY EMPLOYEE AND ADVISOR OPTIONS

     On December 11, 1995, the Partnership adopted the Partnership Option Plan pursuant to which the Partnership was authorized to grant certain key employees, directors of the General Partner and certain non-employee advisors (collectively, 'Eligible Persons') options to acquire an equity interest in the Partnership. In April 1996, the Company adopted the Company Incentive Plan and the Directors Stock Option Plan. All options granted under the Partnership Option Plan were assumed by the Company pursuant to the Company Incentive Plan and the Directors Stock Option Plan. The aggregate equity interest in the Company available under the Company Incentive Plan and the Director Stock Option Plan is not to exceed 12% of all equity interests in the Company as of the date the plan was adopted.

     The Company applies Accounting Principles  Board Opinion No. 25 ('APB'  25)
and related interpretations in accounting for its plans. SFAS No. 123 'Accounting for Stock-Based Compensation' ('SFAS 123') was issued by the FASB in 1995 and, if fully adopted, changes the method for recognition of cost on plans similar to those of the Company. The Company has adopted the disclosure alternative established by SFAS 123. Therefore pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented below.

     The Company's stock option plans provide primarily for the granting of nonqualified stock options to certain key employees, non-employee directors and non-employee advisors. Generally, options outstanding under the Company's stock option plans: (1) are granted at prices which are equal to the market value of the stock on the date of grant, (2) vest at various rates over a three or five year period and (3) expire ten years subsequent to award.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

     A summary of the status of the Company's stock options as of December 31, 1995 and 1996 and the changes during the year is presented below:

                                                                             1995                     1996
                                                                     ---------------------    ---------------------
                                                                                  WEIGHTED                 WEIGHTED
                                                                                  AVERAGE                  AVERAGE
                                                                                  EXERCISE                 EXERCISE
                                                                      SHARES       PRICE       SHARES       PRICE
                                                                     ---------    --------    ---------    --------

Outstanding at beginning of year..................................           0                1,150,866     $ 2.35
Granted...........................................................   1,150,866     $ 2.35       360,302     $10.00
Exercised.........................................................           0                        0
Canceled..........................................................           0                        0
                                                                     ---------                ---------
Outstanding at end of year........................................   1,150,866     $ 2.35     1,511,168     $ 4.18
                                                                     ---------                ---------
                                                                     ---------                ---------
Options exercisable at end of year................................     690,520                1,010,456
                                                                     ---------                ---------
                                                                     ---------                ---------
Options available for future grant................................     894,588                  534,286
                                                                     ---------                ---------
                                                                     ---------                ---------
Weighted average fair value of options granted during year........   $    1.10                $    5.75
                                                                     ---------                ---------
                                                                     ---------                ---------

     The fair value of each option granted during 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of zero, (2) expected volatility of 53%, (3) risk-free interest rate of 5.68% and (4) expected life of 4 years.

     The 1996 grants included 120,000 employee option shares granted at exercise prices less than the market price of the stock on the date of grant. The exercise price of the options, market price of the common shares at grant date and estimated fair value of such options at grant date were $8.00, $12.00 and $8.11 per share, respectively. The Company records compensation expense for such grants over their vesting periods in accordance with APB 25. Such expense totaled approximately $40,000 in 1996.

     The 1996 grants also include 20,000 option shares which were granted to advisors to the Company at exercise prices equal to the market price of the stock at grant date. Expense representing the estimated fair value of such grants of approximately $20,000 has been recognized in 1996 under the provisions of SFAS 123.

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                                              OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                                   ------------------------------------------    --------------------------
                                                                       WEIGHTED
                                                       NUMBER           AVERAGE      WEIGHED         NUMBER        WEIGHTED
                                                   OUTSTANDING AT      REMAINING     AVERAGE     EXERCISABLE AT    AVERAGE
                                                    DECEMBER 31,      CONTRACTUAL    EXERCISE     DECEMBER 31,     EXERCISE
                                                        1996             LIFE         PRICE           1996          PRICE
                                                   ---------------    -----------    --------    --------------    --------

Range of exercise prices
     $2.35......................................       1,150,866           9.0        $ 2.35          920,692       $ 2.35
     $8.00......................................         310,302           9.5        $ 8.00           87,092       $ 8.00
     $12.00 to $16.00...........................          50,000           9.7        $12.80            2,672       $12.00
                                                   ---------------                               --------------
          Total.................................       1,511,168           9.1        $ 4.18        1,010,456       $ 2.86
                                                   ---------------                               --------------
                                                   ---------------                               --------------

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

     Had compensation cost for the Company's 1995 and 1996 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's pro forma net income and pro forma net income per common share for 1995 and 1996 would approximate the pro forma amounts below.

                                                                     YEAR ENDED                  YEAR ENDED
                                                                 DECEMBER 31, 1995           DECEMBER 31, 1996
                                                              ------------------------    ------------------------
                                                              AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                                              -----------    ---------    -----------    ---------
                                                                      (IN MILLIONS EXCEPT PER SHARE DATA)

Pro forma net income.......................................      $ 4.0         $ 3.6         $17.9         $17.3
Pro forma net income per common share......................      $0.25         $0.23         $0.94         $0.90

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. There were no awards prior to 1995 and additional awards in future years are anticipated.

15. COMMITMENTS

INDUSTRY PARTNERS INCENTIVE PLAN

     In 1996, the Company created an incentive plan (the 'Industry Partners Incentive Plan') to encourage partners to sell more mortgage loans to the Company than required under their commitments. Under that Plan, options exercisable for five years after grant to acquire a total of 20,000 shares of Common Stock at $9.00 per share were awarded to Industry Partners for the quarter ended September 30, 1996. The market price of the stock at date of grant was $16.00 per share. The 20,000 options were allocated among those Industry Partners that doubled their commitments, pro rata, to the extent the Industry Partners exceeded that doubled commitment for the quarter. The plan was amended and, for each quarter beginning December 31, 1996, Industry Partners that double their commitments will be eligible to receive on a pro rata basis fully paid shares of Common Stock equal to $150,000 divided by the market price of the Common Stock at the end of each quarter. The fully paid shares of Common Stock will be issued among those Industry Partners that double their commitments, pro rata, to the extent the Industry Partner exceeded its doubled commitment for the quarter. The Industry Partners Incentive Plan continues through the quarter ended June 30, 2000. Expense recorded under the plan in 1996 amounted to approximately $257,000.

OPERATING LEASES

     The Company leases office space in various cities under operating lease agreements. The lease agreements have lease terms ranging from 6 to 36 months.

     Future minimum lease payments under noncancellable lease agreements at December 31, 1996 are as follows:

YEARS ENDING                                                                       OPERATING
DECEMBER 31,                                                                         LEASES
------------                                                                       ----------
1997............................................................................   $  931,715
1998............................................................................      748,739
1999............................................................................      369,530
                                                                                   ----------
                                                                                   $2,049,984
                                                                                   ----------
                                                                                   ----------

     Rent expense under operating leases was $210,063, $362,946 and $753,197 in 1994, 1995 and 1996.

EMPLOYMENT AGREEMENTS

     Certain  members of management entered  into employment agreements expiring
through  2001  which,   among  other  things,   provide  for  aggregate   annual
compensation of approximately $1,175,000 plus

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

bonuses ranging from 5% to 15% of base salary in the relevant year for each one percent by which the increase in net income on an earnings per share basis of the Company over the prior year exceeds 10%, up to a maximum of 300% of annual compensation. Each employment agreement contains a restrictive covenant which prohibits the executive from competing with the Company for a period of 18 months after termination.

16. INCOME TAXES

     The Partnership which is included in the consolidated financial statements became a wholly owned subsidiary of the Company after the plan of exchange described in Note 1 was consummated.. The Partnership made no provision for income taxes since the Partnership's income or losses were passed through to the partners individually. The Partnership became subject to income taxes as of June 24, 1996, the effective date of the exchange and began accounting for the effect of income taxes under SFAS No. 109, 'Accounting for Income Taxes,' on that date. Taxable income for 1996 is calculated on the days method whereby the previous partners are responsible for the tax liability generated through June 24, 1996.

     The components of the provision for income taxes allocable to the Company consist of the following:

                                                                                                1996
                                                                                             ----------

Current income tax expense:
     Federal..............................................................................   $5,713,000
     State................................................................................    1,214,000
                                                                                             ----------
                                                                                              6,927,000
                                                                                             ----------
Deferred income tax expense:
     Federal..............................................................................      725,000
     State................................................................................      154,000
                                                                                             ----------
                                                                                                879,000
                                                                                             ----------
Non-recurring benefit associated with the conversion of Partnership to C Corporation......   (3,600,000)
                                                                                             ----------
Total provision for income taxes..........................................................   $4,206,000
                                                                                             ----------
                                                                                             ----------

     Total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to income before income taxes as indicated below:

Income tax at federal statutory rate....................................................   $ 10,192,000
State income taxes, net of federal benefit..............................................      1,310,000
Non-recurring benefit associated with the conversion of the Partnership to a C
  Corporation...........................................................................     (3,600,000)
Nondeductible items.....................................................................         36,000
Other, net..............................................................................       (348,000)
Effect of applying statutory federal and state income tax rates to partnership income...     (3,384,000)
                                                                                           ------------
     Total provision for income taxes...................................................   $  4,206,000
                                                                                           ------------
                                                                                           ------------

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

     The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

Deferred tax assets:
     Stock warrants.......................................................................   $ 3,003,000
     Allowance for loan losses............................................................       435,000
     Interest-only and residual certificates..............................................       531,000
     REMIC income.........................................................................       322,000
     Loss on joint venture................................................................       320,000
     Amortization of mortgage servicing rights............................................       204,000
     Other................................................................................       246,000
Deferred tax liabilities:
     Securitization income................................................................    (1,228,000)
     Mortgage servicing rights............................................................      (934,000)
     Other................................................................................      (178,000)
                                                                                             -----------
     Net deferred tax asset...............................................................   $ 2,721,000
                                                                                             -----------
                                                                                             -----------

17. SUBSEQUENT EVENTS

ACQUISITION OF AMERICAN MORTGAGE

     Effective February 1, 1997, the Company acquired all of the assets of American Mortgage Reduction, Inc. (`American Reduction'), a non-conforming mortgage lender based in Owings Mills, Maryland. The purchase price for all of the assets of American Reduction was an initial payment of approximately $9,150,000 and a contingent payment based on the average after-tax earnings of American Reduction for the two year period ending December 31, 1999.

ACQUISITION OF EQUITY MORTGAGE

     Effective January 1, 1997, the Company acquired all of the assets of Equity Mortgage Co., Inc. ('Equity Mortgage'), a non-conforming mortgage lender based in Baltimore, Maryland, for a cash payment of $150,000 in excess of the net assets of Equity Mortgage.

ACQUISITION OF MORTGAGE AMERICA

     Effective January 1, 1997, the Company acquired all of the assets of Mortgage America, Inc. ('Mortgage America'), a non-conforming mortgage lender based in Bay City, Michigan. The purchase price for all of the assets of Mortgage America was an initial payment of 1,790,000 shares of common stock of the Company and assumption of a stock option plan which could result in issuance of an additional 334,596 shares of IMC stock and a contingent payment of up to 2,770,000 additional shares of the Company's common stock at the end of three years based on the future growth and profitability of Mortgage America.

ACQUISITION OF COREWEST

     Effective January 1, 1997, the Company acquired all of the outstanding common stock of CoreWest Banc ('CoreWest'), a non-conforming mortgage lender based in Los Angeles, California. The purchase price for all of the outstanding common stock of CoreWest was an initial payment of 488,404 shares of common stock of the Company and a contingent payment of additional shares of the Company's common stock at the end of a two year period based on the future profitability of CoreWest.

     The acquisitions of American Reduction, Equity Mortgage, Mortgage American and CoreWest will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

allocated to assets purchased and liabilities assumed based upon the fair values at the date of acquisition. The initial purchase price for American Reduction and Equity Mortgage was $9,300,000 in cash. The initial purchase price for Mortgage America and CoreWest was valued at $24,500,000 by an independent appraiser. The excess of the purchase prices over the fair values of the net assets will be recorded as goodwill. The fair value of the acquired companies' assets approximated the liabilities assumed, and accordingly, the majority of the initial purchase prices is anticipated to be recorded as goodwill and will be amortized for periods from 10 to 30 years.

     Most of the acquisitions include earn-out arrangements that provide for additional consideration if the acquired company achieves certain performance targets after the acquisition. Any such contingent payments will result in an increase in the amount of recorded goodwill related to such acquisition.

RECENT SECURITIZATION

     In January 1997, the  Company completed a securitization  in the amount  of
$325   million,   its  ninth   securitization.  The   securities  sold   in  the
securitization were rated AAA/Aaa and were sold in a public offering.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following unaudited quarterly results of operations are presented in thousands, except earnings per share amounts.

                                                                                      FISCAL QUARTER
                                                                         ----------------------------------------
                                 1996                                     FIRST     SECOND      THIRD     FOURTH
                                 ----                                    -------    -------    -------    -------

Revenues..............................................................   $11,456    $14,285    $19,766    $20,147
Pro forma net income (actual for third and fourth quarters)...........   $ 1,625    $ 3,653    $ 6,052    $ 6,599
Pro forma earnings per share (actual for third and fourth quarters)...   $  0.10    $  0.22    $  0.26    $  0.28
                                 1995
                                 ----
Revenues..............................................................   $ 3,432    $ 3,752    $ 6,226    $ 6,263
Pro forma net income..................................................   $   690    $   650    $ 1,458    $ 1,234
Pro forma earnings per share..........................................   $  0.04    $  0.04    $  0.09    $  0.08

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

TERMINATION OF INDEPENDENT ACCOUNTANT

     IMC terminated the engagement of Deloitte & Touche LLP ('D&T') as its independent accountants, effective December 1995 after completing the audit for the year ended December 31, 1994. The decision to terminate D&T was approved by the Board of Directors of the general partner of the Partnership.

     The audit reports of D&T on the financial statements of IMC for the period from inception to December 31, 1993 and for the year ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     There were no disagreements with D&T during the period from inception to December 31, 1993 or for the fiscal year ended December 31, 1994, or in any subsequent interim period through the date of their termination on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of D&T, would have caused D&T to make reference to such disagreement in connection with its opinion on IMC's financial statements.

ENGAGEMENT OF INDEPENDENT ACCOUNTANT

     Effective December, 1995 IMC engaged Coopers & Lybrand L.L.P. to serve as independent accountants to audit and certify IMC's financial statements. Pursuant to this engagement, Coopers & Lybrand L.L.P. has audited IMC's financial statements for the period from inception to December 31, 1993, and for the years ended December 31, 1994, 1995 and 1996.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND REGISTRANT

DIRECTORS AND OFFICERS

     The directors and executive officers of IMC and their ages as of January 31, 1997 and positions are:

                   NAME                      AGE                      POSITION WITH THE COMPANY
------------------------------------------   ----  ---------------------------------------------------------------

George Nicholas...........................    54   Chairman of the Board of Directors, Chief Executive Officer and
                                                     Assistant Secretary, Member of the Compensation and Executive
                                                     Committees
Thomas G. Middleton.......................    50   Director, President, Chief Operating Officer and Assistant
                                                     Secretary, Member of the Compensation and Executive
                                                     Committees
Stuart D. Marvin..........................    37   Chief Financial Officer
Joseph P. Goryeb..........................    66   Director, Member of the Audit and Option Committees
Mitchell W. Legler........................    54   Director, Member of the Compensation and Audit Committees
Allen D. Wykle............................    50   Director, Member of the Audit and Option Committees

     George Nicholas has served as Chief Executive Officer and Chairman of the Board of IMC since the formation of the corporation in December 1995 and as Assistant Secretary of IMC since April 1996. Since his founding of the Partnership in August 1993, Mr. Nicholas has served as Chief Executive Officer of the Partnership and Chairman of the Board and sole stockholder of its general partner. Mr. Nicholas' experience in the lending business spans 32 years. He has previously held positions at General Electric Credit Corp., Household Finance Corp. and American Financial Corporation of Tampa ('AFC'), a company of which he was owner and Chief Executive Officer from its formation in February 1986 until it was acquired by Equibank in 1988. From February 1988 until May 1992 Mr. Nicholas was president of AFC, a subsidiary of Equibank which was a wholesale lending institution specializing in the purchase of non-conforming mortgage loans. From June 1992 until July 1993, Mr. Nicholas was an independent mortgage industry consultant. In 1993, Mr. Nicholas organized the original Industry Partners and led negotiations with investment bankers for the Partnership.

     Thomas G. Middleton has served as Director and President of IMC since December 1995 and as Assistant Secretary of IMC since April 1996. Mr. Middleton has served as Chief Operating Officer of the Partnership since August 1993 and as President of the Partnership since July 1995. Mr. Middleton has 26 years of experience in the lending business. From April 1992 until August 1993, Mr. Middleton was Senior Vice President of Shawmut National Corporation and from February 1991 until April 1992, Mr. Middleton was Managing Director of SAG Financial Inc. Mr. Middleton served as Executive Vice President and Chief Credit Officer of Equimark Corp. from June 1987 until February 1991.

     Stuart D. Marvin joined the Company as its Chief Financial Officer on August 1, 1996. Mr. Marvin is a certified public accountant and was most recently a partner in the Jacksonville, Ft. Lauderdale and Miami, Florida offices of Coopers & Lybrand L.L.P. Mr. Marvin has over 12 years of public accounting experience with Coopers & Lybrand L.L.P. and Arthur Young & Company.

     Joseph P. Goryeb has served as a director of IMC since April 1996. Mr. Goryeb is the Chairman and Chief Executive Officer of Champion Mortgage Co. Inc., a leading non-conforming residential mortgage institution that was founded by Mr. Goryeb in 1981. His 40 years of experience in the consumer lending industry include previous positions with Beneficial Finance Company and Suburban Finance Company.

     Mitchell W. Legler has served as a director of IMC since April 1996. Mr. Legler is the sole stockholder of Mitchell W. Legler, P.A. and has been general counsel to IMC since August 1995. Mr. Legler is currently a director of Stein Mart, Inc. a Nasdaq listed company. From January 1991 to August 1995, Mr. Legler was a partner of Foley & Lardner, prior to which he was a partner of Commander, Legler, Werver, Daws, Sadler & Howell, P.A.

     Allen D. Wykle has served as a director of IMC since April 1996. Mr. Wykle has been the Chairman of the Board and Chief Executive Officer of Approved Financial Corp. (formerly American Industrial Loan Association), a non-conforming mortgage lending institution, since 1984, for which Mr. Wykle negotiated the initial public offering in April 1992. Mr. Wykle was owner, President and Chief Executive Officer of Best Homes of Tidewater, Inc., a residential construction and remodeling company in Virginia from 1972 to 1986.

TERMS OF DIRECTORS AND OFFICERS

     The Company's Articles of Incorporation provide that the Company's Board of Directors consists of such number of persons as shall be fixed by the Board of Directors from time to time by resolution and is divided into three classes, with each class to be as nearly equal in number of directors as possible. The Company's Bylaws provide that the Board of Directors shall consist of no fewer than one nor more than 10 persons. Currently there are five directors. The term of office of the directors in each of the three classes expires at the annual meetings of stockholders in 1997 through 1999, respectively. Mr. Legler serves until the 1997 annual meeting of stockholders. Messrs. Wykle and Goryeb serve until the 1998 annual meeting of stockholders. Messrs. Nicholson and Middleton serve until the 1999 annual meeting of stockholders. At each annual meeting, the successors to the class of directors whose term expires at that time are to be elected to hold office for a term of three years, and until their respective successors are elected and qualified, so that the term of one class of directors expires at each such annual meeting. In the case of any vacancy on the Board of Directors, including a vacancy created by an increase in the number of directors, the vacancy shall be filled by the Board of Directors, with the director so elected to serve until the next annual meeting of stockholders. Any newly-created directorships or decreases in directorships are to be assigned by the Board of Directors so as to make all classes as nearly equal in number as possible. Directors may be removed only for cause. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

COMMITTEES OF THE BOARD

     Audit Committee. The Audit Committee consists of Messrs. Goryeb, Legler and Wykle. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the indepen-dence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls.

     Compensation Committee. The Compensation Committee consists of Messrs. Nicholas, Middleton and Legler. The Compensation Committee determines the compensation of the Company's executive officers.

     Option Committee. The Option Committee consists of Messrs. Goryeb and Wykle and has authority to administer the Company's stock option plans and to grant options thereunder.

     Other Committees. The Board of Directors may establish other committees as deemed necessary or appropriate from time to time, including, but not limited to, an Executive Committee of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company receive stock options pursuant to the Directors' Stock Option Plan (the 'Directors' Plan'). Each of Messrs. Goryeb, Legler and Wykle has received options to purchase 12,932 shares of Common Stock pursuant to the Directors' Plan. The Company pays non-employee directors $6,000 per year plus $2,500 for each meeting attended. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No director who is an employee of the Company will receive separate compensation for services rendered as a director.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding compensation paid and accrued during fiscal 1996 to the Company's Chief Executive Officer and the other executive officers of the Company whose compensation exceeded $100,000 for that year (collectively, the 'Named Executive Officers').

                                                                                                      LONG TERM
                                                                                                     COMPENSATION
                                                                                                        AWARDS
                                                             ANNUAL COMPENSATION                     ------------
                                             ----------------------------------------------------     SECURITIES
                                                                                   OTHER ANNUAL       UNDERLYING
       NAME AND PRINCIPAL POSITION           YEAR     SALARY         BONUS        COMPENSATION(1)     OPTIONS(2)
------------------------------------------   ----    --------    -------------    ---------------    ------------
George Nicholas, Chairman of the Board,
  Chief Executive Officer.................   1996    $475,000       $1,425,000        $ 6,500                --
Thomas G. Middleton, President, Chief
  Operating Officer.......................   1996     380,000        1,140,000          9,500                --
Stuart D. Marvin, Chief Financial
  Officer(3)..............................   1996     111,677           93,750             --           120,000

------------

(1) Represents matching contributions by IMC under the IMC Savings Plan, a defined contribution plan under Section 401(k) of the Internal Revenue Code, as amended.

(2) Represents number of shares of Common Stock underlying options.

(3) Represents compensation from commencement of employment on August 1, 1996, and includes reimbursement of $17,927 for relocation costs to Tampa, Florida.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning the stock option grants made to Stuart D. Marvin, the only Named Executive Officer to receive stock options during the year ended December 31, 1996. No stock appreciation rights were granted during such year:

                                  INDIVIDUAL GRANT                                        POTENTIAL REALIZABLE
                       --------------------------------------                               VALUE AT ASSUMED
                       NUMBER OF     PERCENT OF                                          ANNUAL RATES OF STOCK
                       SECURITIES   TOTAL OPTIONS                                        PRICE APPRECIATION FOR
                       UNDERLYING    GRANTED TO     PER SHARE                                OPTION TERM(2)
                        OPTIONS     EMPLOYEES IN    EXERCISE    EXPIRATION    --------------------------------------------
        NAME            GRANTED      FISCAL YEAR    PRICE(1)       DATE           0%              5%               10%
---------------------  ----------   -------------   ---------   ----------    --------        ----------        ----------

Stuart D. Marvin.....    120,000         35.3%        $8.00       8/1/01      $480,000        $1,385,608        $2,774,989

------------

(1) The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the date of exercise or pursuant to a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also allow the optionee to pay the aggregate exercise price plus any tax liability incurred in connection with the exercise with a promissory note. On the date of grant of this option, the market price of the Common Stock was $12 per share. Mr. Marvin received 120,000 options for restricted and unregistered shares of common stock, the fair market value as estimated by a Committee of the Board of Directors to be $8.00 per share, as part of the negotiated terms of his employment.

(2) The 5% and 10% assumed annual rates of compounded stock price appreciation are permitted by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants to the executive officers.

AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth information concerning the value of unexercised options held by each of the Named Executive Officers at December 31, 1996. No options or stock appreciation rights were exercised during 1996 and no stock appreciation rights were outstanding at the end of that year.

                                                             NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED                 IN-THE-MONEY
                                                                  OPTIONS AT                        OPTIONS AT
                                                               FISCAL YEAR END                  FISCAL YEAR END(1)
                                                        ------------------------------    ------------------------------
                        NAME                            EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-----------------------------------------------------   ------------    --------------    ------------    --------------

George Nicholas......................................      452,586          113,146        $ 6,517,238      $1,629,302
Thomas G. Middleton..................................      226,292           56,574          3,258,605         814,666
Stuart D. Marvin.....................................       10,000          110,000             87,500         962,500

------------

(1) Based on the closing price of $16.75 per share, adjusted for the two-for-one stock split, of the Common Stock on Nasdaq on December 31, 1996, the last trading day of the Company's fiscal year.

EMPLOYMENT AGREEMENTS

     The Company has employment agreements with George Nicholas, its Chairman and Chief Executive Officer, Thomas G. Middleton, its President and Chief Operating Officer, and Stuart D. Marvin, its Chief Financial Officer ('Employment Agreements').

     Mr. Nicholas' current Employment Agreement commenced on January 1, 1996 and terminates on December 31, 2001 (subject to automatic five-year extensions, unless either the Company or Mr. Nicholas gives a notice of termination six months prior to the extension). The Employment Agreement provides for an annual salary of $475,000, plus an increase each year equal to the greater of (i) the change in the cost of living in Tampa, Florida, or (ii) an amount equal to 10% of the base salary for the prior year, but only if the Company has achieved an increase in net income per share of 10% or more in that year. In addition, the Employment Agreement provides for payment of a bonus equal to 15% of the base salary of the relevant year for each one percent by which the increase in net income per share exceeds 10% up to a maximum of 300% of his base salary. For example, if the increase in net income per share for a particular year were 20%, the bonus payment would equal 150% of the base salary for such year. The Employment Agreement also provides that the Company shall use its best efforts to elect Mr. Nicholas to the Company's Board of Directors and to its Executive Committee, if constituted. Mr. Nicholas' employment may be terminated by the Company at any time for 'cause' (including material breach of the Employment Agreement, certain criminal or intentionally dishonest and misleading acts, breaches of confidentiality and failure to follow directives of the Board). If Mr. Nicholas is terminated for cause or voluntarily terminates his employment (in the absence of a Company breach or a 'change of control') he does not receive any deferred compensation. Mr. Nicholas is entitled to deferred compensation upon (i) his termination by the Company without cause, (ii) the Company's failure to renew his Employment Agreement on expiration, (iii) death or disability, (iv) voluntary termination by Mr. Nicholas after a material breach by the Company, and (v) voluntary termination after a 'change of control' (defined as any (A) acquisition of 25% or more of the voting power or equity of the Company, (B) change in a majority of the members of the Board excluding any change approved by the Board, or (C) approval by the Company's stockholders of a liquidation or dissolution of the Company, the sale of substantially all of its assets, or a merger in which the Company's stockholders own a minority interest of the surviving entity). The amount, if any, of deferred compensation payable to Mr. Nicholas will be determined at the time of termination equal to the greater of (i) his base salary for the remainder of the then-current term of the Employment Agreement, or (ii) an amount equal to 150% of the highest annualized compensation earned by him during the preceding three years. Receipt of deferred compensation is Mr. Nicholas' sole remedy in the event of a wrongful termination by the Company. Mr. Nicholas' Employment Agreement contains a restrictive covenant prohibiting him, for a period of 18 months following the termination of his employment for any reason, from competing with the Company within the continental United States or from soliciting any employees from the Company who are earning in excess of $50,000 per year. However, this restrictive covenant is not applicable if Mr. Nicholas is terminated without cause or if the Company defaults in the payment of deferred compensation to Mr. Nicholas or otherwise materially breaches the Employment Agreement. The Employment Agreement also provides that the Company shall indemnify Mr. Nicholas for any and all liabilities to which he may be subject as a result of his services to the Company.

     Mr. Middleton's Employment Agreement commenced on January 1, 1996 and contains terms that are substantially the same as those of Mr. Nicholas' Employment Agreement, with the exception that Mr. Middleton's annual salary is $380,000, plus increases as provided therein.

     Mr. Marvin's Employment Agreement commenced on August 1, 1996 and extends until December 31, 1999. The terms of the Employment Agreement provide for an annual salary of $225,000 commencing August 1, 1996, plus an increase each calendar year equal to the greater of (i) the change in the cost of living in Tampa, Florida, or (ii) an amount equal to 10% of the base salary for the prior year, but only if the Company has achieved an increase in net income per share of 10% or greater. In addition, the Employment Agreement provides for a payment of a bonus equal to 5% of the base salary of the relevant year for each one percent by which the increase in net income per share exceeds 10% up to a maximum of 100% of his base salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No interlocking relationship exists between the Company's Board of Directors or officers responsible for compensation decisions and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. Messrs. Nicholas, Middleton and Legler serve on the Compensation Committee and Messrs. Nicholas and Middleton are executive officers of the Company.

PERFORMANCE GRAPH

     The performance graph required by Item 402 of Regulation S-K is hereby incorporated by reference to the Registrant's proxy statement to annual stockholders meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of January 31, 1997 of: (i) each person known by the Company to own beneficially five percent or more of the outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group.

                                                                                    SHARES BENEFICIALLY
                                                                                           OWNED
                                                                                  -----------------------
                                                                                               PERCENT OF
                           NAME OF BENEFICIAL OWNER                                NUMBER        CLASS
-------------------------------------------------------------------------------   ---------    ----------
ContiTrade Services Corporation(1) ............................................   2,700,000       10.95%
  277 Park Avenue
  New York, New York 10172
Branchview, Inc.(2) ...........................................................   1,661,856        7.57
  989 McBride Avenue
  West Patterson, New Jersey 07424
Approved Financial Corp. ......................................................   1,205,018        5.49
  3420 Holland Road, Suite 107
  Virginia Beach, Virginia 23452
George Nicholas(3) ............................................................   1,543,496        6.89
  3450 Buschwood Park Drive
  Tampa, Florida 33618
Thomas G. Middleton(4) ........................................................     440,767        1.99
  3450 Buschwood Park Drive
  Tampa, Florida 33618
Stuart D. Marvin(5) ...........................................................      16,000       *
  3450 Buschwood Park Drive
  Tampa, Florida 33618
Joseph P. Goryeb(6)(7) ........................................................   1,183,460        5.39
  Waterview Corporate Centre
  20 Waterview Boulevard
  Parsippany, New Jersey 07054-1267
Allen D. Wykle(6)(8) ..........................................................      21,456       *
  3420 Holland Road
  Virginia Beach, Virginia 23452
Mitchell W. Legler(6)(9) ......................................................      90,062       *
  Independent Drive, Suite 3104
  Jacksonville, Florida 32202
Thomas P. LaPorte Trust(10) ...................................................   1,229,274        5.60
  2230 Groveland
  Bay City, MI 48708
Mary M. Reid Trust(10) ........................................................   1,229,270        5.60
  2230 Groveland
  Bay City, MI 48708
     All directors and executive officers as a group (6 persons)(11)...........   3,295,241       14.50%

------------

   * Represents less than one percent.

 (1) Consists of 2,700,000 shares of Common Stock issuable upon the exercise of the Conti Warrant, which is currently exercisable for a de minimus amount.

 (2) Excludes 110,000 registered shares purchased by shareholders of Branchview, Inc. in the Company's intial public offering.

 (3) Includes 452,586 shares of Common Stock issuable upon the exercise of options under the Incentive Plan.

 (4) Includes 226,293 shares of Common Stock issuable upon the exercise of options under the Incentive Plan.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (5) Includes 16,000 shares of Common Stock issuable upon the exercise of options under the Incentive Plan.

 (6) Includes 10,346 shares of Common Stock issuable upon the exercise of options under the Directors' Plan.

 (7) Includes 1,145,338 shares of Common Stock owned by JRJ Associates, Inc. Mr. Goryeb has voting and investment control of the Common Stock owned by JRJ Associates, Inc.

 (8) Excludes 1,199,768 shares of Common Stock and 5,250 shares of Common Stock issuable upon the exercise of options under the Incentive Plan owned by Approved. Mr. Wykle, who owns 32% of the voting stock of Approved, has voting, but not investment, control of the Common Stock owned by Approved. Mr. Wykle disclaims beneficial ownership of the shares of Common Stock owned by Approved and issuable upon the exercise of such options.

 (9) Includes 48,940 shares of Common Stock issuable upon the exercise of options under the Incentive Plan, 27,776 shares held by Mr. Legler jointly with his spouse and 3,000 shares held in his IRA.

(10) Includes 4,282 shares of Common Stock issuable upon the exercise of options issued to Mortgage America under the Incentive Plan. Thomas P. LaPorte and Mary M. Reid are husband and wife and have voting and investment control of the 4,282 shares of Common Stock issuable upon the exercise of these options. Each acts as co-trustee of the other's respective trust.

(11) See Notes (3)-(9).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since its inception, the Company has had business relationships and engaged in certain transactions with affiliated companies and parties as described below. It is the policy of the Company to engage in transactions with related parties only on terms that, in the opinion of the Company, are no less favorable to the Company than could be obtained from unrelated parties and each of the transactions described below conforms to that policy.

AGREEMENTS WITH CONTIFINANCIAL

     Warehouse Facility. The Company and ContiFinancial are party to the Amended and Restated Loan and Security Agreement, dated as of September 1, 1995 (together with its predecessor agreement, the 'Warehouse Facility'). Pursuant to the Warehouse Facility, the Company has a $125.0 million line of credit that is secured by its mortgage loans and expires on August 31, 1997. Amounts outstanding under the Warehouse Facility bear interest at a rate of LIBOR plus 1.5% per year. During 1994, 1995 and 1996, the Company made interest payments under the Warehouse Facility of $0.5 million, $5.1 million and $6.0 million, respectively.

     Standby Agreement. The Company and ContiFinancial are party to a Standby Agreement through which the Company funds the income taxes payable as a result of the recognition of the securitization gain on sale and other working capital needs prior to receipt of any cash flow from the residual interests in its securitizations. Amounts borrowed under the Standby Agreement bear interest at a rate of LIBOR plus 1.7% per annum. The Standby Agreement expires on January 12, 2000. The Company has borrowed the full $15.0 million available under the Standby Agreement. During 1994, 1995 and 1996, the Company made interest payments to ContiFinancial under the Standby Agreement of $0, $0.2 million and $1.4 million, respectively.

     Investment Banking Relationship. As part of the 1995 Agreement, the Company and ContiFinancial entered into an agreement for investment banking services dated January 12, 1995 (the '1995 Investment Banking Agreement'). The 1995 Investment Banking Agreement replaced a prior agreement between the parties under the 1993 Agreement (together with the 1995 Investment Banking Agreement, the 'Investment Banking Agreements'). Pursuant to the 1995 Investment Banking Agreement, unless the Company determines, in its sole discretion, that materially better terms are available from others, ContiFinancial has a right (the 'Retention Right') to act as underwriter, placement agent or sponsor ('Mortgage Banker') with respect to $2.0 billion of placement or underwriting of securitizations and whole loan acquisitions or dispositions of the Company's mortgage loans (the 'Mortgage Transaction'). In addition, ContiFinancial may retain all underwriting fees from the Mortgage Transaction in any instance in which it acts as Mortgage Banker for the Company, receive information from the Company regarding any Mortgage Transaction in which it is not chosen to be the Mortgage Banker and receive certain minimum allocations of Retention Rights on a per annum basis which, if not fulfilled, are rolled over into the minimum allocation of Retention Rights for the following year. The 1995 Investment Banking Agreement expires in 2000, unless extended through the mutual agreement of the parties. Under the Investment Banking Agreements, the Company paid $0.3 million, $0.2 million and $0 million, respectively, to ContiFinancial for services as Mortgage Banker in 1994, 1995 and 1996, respectively.

     Conti Warrant. In August 1993, the Company entered into the 1993 Agreement with ContiFinancial which provided IMC with the $15.0 million Standby Agreement to fund retention of I/O and residual classes of certificates and certain investment banking services and also committed ContiFinancial to provide a warehouse facility to IMC, subject to the satisfaction of certain conditions. Pursuant to the 1993 Agreement, IMC agreed to share a portion of its equity with ContiFinancial through an agent fee based on a percentage of increases in equity (as defined) at the termination of the 1993 Agreement. On January 12, 1995, IMC and ContiFinancial entered into the 1995 Agreement which replaced the 1993 Agreement and provided for agent fees to ContiFinancial based on the fair market value of the Company (as defined in the 1995 Agreement). The amount of the agent fee ranges from 15% of the fair market value of the Company in the event ContiFinancial elects to terminate the 1995 Agreement to 25% of the fair market value of the Company in the event IMC elects to terminate the 1995 Agreement. Pursuant to the 1995 Agreement, the Conti VSA was established. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Transactions with ContiFinancial -- Sharing of Proportionate Value of Equity.' A professional valuation firm valued the Company as of December 31, 1995 in order to calculate the value of the Conti VSA at that time. The Conti VSA was valued at $5.9 million. The Conti VSA was converted into the Conti Option effective December 31, 1995 by an agreement executed March 26, 1996. Prior to the Company's initial public offering in June 1996, the Conti Option was converted into the Conti Warrant. The Conti Warrant grants ContiFinancial certain registration rights. The Conti Warrant is exercisable for 2.7 million shares (after giving effect to ContiFinancial's sale in June 1996 of 10% of its interest in the Conti Warrant) of Common Stock for a de minimus amount, subject to adjustment if the Company issues Common Stock below fair market value and certain anti-dilution adjustments.

ADDITIONAL SECURITIZATION TRANSACTION EXPENSE

     Through June 1996, the Company had an I/O and residual certificate sharing arrangement with ContiFinancial in connection with its securitizations pursuant to which the Company arranged to have issued to ContiFinancial a percentage of the residual interest in the related REMIC trust in exchange for cash. ContiFinancial received 50% of the residual interests (valued at $3.0 million) in the Company's 1994-1 securitization in exchange for $2.1 million, 50% of the residual interests (valued at $4.2 million) in the Company's 1995-1 securitization in exchange for $3.3 million, 100% of the residual interests (valued at $12.4 million) in the Company's 1995-2 securitization in exchange for $10.0 million, 55% of the residual interests (valued at $8.5 million) in the Company's 1995-3 securitization in exchange for $5.1 million, 50% of the residual interests (valued at $9.5 million) in the Company's 1996-1 securitization in exchange for $6.2 million and 25% of the residual interests (valued at $3.9 million) in the Company's 1996-2 securitization in exchange for $2.5 million. See Item 7 -- 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Transactions with ContiFinancial -- Additional Securitization Transaction Expense.'

IMC ASSOCIATES, INC.

     IMC Associates, Inc. ('IMC Associates') was formed to lease a skybox suite in the Ice Palace stadium for games of the Tampa Bay Lightning, a national hockey league franchise. The Company purchases tickets for the hockey games from IMC Associates for an aggregate amount equal to the

$75,000 annual lease cost of the skybox. IMC Associates is owned by George Nicholas, the Chairman of the Board and Chief Executive Officer of the Company.

GENERAL COUNSEL

     The Company paid $230,000 in legal fees in 1996 to Mr. Legler who acted as general counsel for the Company through his professional association, Mitchell
W. Legler, P.A. The Company has an arrangement with Mitchell W. Legler, P.A. pursuant to which it pays that firm $17,500 per month for Mr. Legler's services as general counsel.

     In addition, Mitchell W. Legler, P.A. earns a contingent cash fee for acting in the primary role in identifying potential acquisition candidates and in analyzing, negotiating and closing acquisitions of other non-conforming lenders and strategic alliances with other non-conforming lenders. The contingent fees are determined based on a percentage of the expected increase in IMC's earnings per share resulting from an acquisition or strategic alliance based on the first year following the closing of the acquisition and based on the first three years following the closing of a strategic alliance. Fifty percent of contingent fee as to acquisitions is paid following the closing and the remainder is paid at the end of the first year based on actual results achieved. The contingent fee as to strategic alliances is paid at the end of the first three years following closing based on actual results. No fee is due to Mitchell W. Legler, P.A. for unsuccessful acquisition or strategic alliance efforts.

     As a result of this contingent fee arrangement, Mitchell W. Legler, P.A. received fees in the aggregate of $468,167 in connection with the acquisitions of CoreWest, Mortgage America, American Reduction and Equity Mortgage. The balance of the fees, if any, due as a result of those acquisitions will be paid in 1998.

     In addition, on December 11, 1995, Mr. Legler was granted options to purchase 42,026 shares of Common Stock at an exercise price of $2.35 per share pursuant to the Incentive Plan for advisory services to the Company and options to purchase 12,932 shares of Common Stock at an exercise price of $2.35 per share pursuant to the Directors' Plan and options to purchase 20,000 shares of Common Stock at an exercise price of $8.00 per share pursuant to the Incentive Plan.

TAX DISTRIBUTIONS

     Under the terms of the partnership agreement governing the Partnership, the Company was obligated to make quarterly cash distributions to the partners equal to 45% of profits (as defined in the partnership agreement) to enable the partners to pay taxes in respect of their partnership interests ('Tax Distributions'). Tax Distributions to partners in 1996 related to partnership income prior to June 24, 1996, the effective date of the exchange of the partnership interests for Common Stock of the Company, and included $790,281 to George Nicholas, $898,703 to Mortgage America, $898,703 to JRJ Associates, Inc., $898,703 to Branchview, $898,703 to Approved and $898,703 to Cityscape Corp.

TRANSACTIONS WITH INDUSTRY PARTNERS

INDUSTRY PARTNERS' INCENTIVE PLAN

     At the time the Partnership became a subsidiary of the Company, the Industry Partners were given an opportunity to double the monthly dollar amount of mortgage loans which they committed to sell to the Company. To encourage Industry Partners to continue to sell more mortgage loans than required under their commitments, the Company created an incentive option plan for Industry Partners (the 'Industry Partners' Incentive Plan'). Under that Plan, options exercisable for five years after grant to acquire a total of 20,000 shares of Common Stock at $9.00 per share were awarded to Industry Partners for the quarter ending September 30, 1996. The 20,000 options were allocated among those Industry Partners that doubled their commitments, pro rata, to the extent the Industry Partners exceeded that doubled commitment for the quarter. The plan was amended and for each quarter beginning December 31, 1996, Industry Partners that doubled their commitments will be eligible to receive on a pro rata basis fully paid shares of Common Stock equal to $150,000 divided by the market price of the Common Stock at the end of each quarter. The fully paid shares of Common Stock will be issued among those Industry Partners that doubled their commitments, pro rata, to the extent the Industry Partner exceeded its doubled commitment for the quarter. The Industry Partners Incentive Plan continues through the quarter ended June 30, 2000.

LAKEVIEW

     The Company entered into the Lakeview Facility in January 1996 with Lakeview, an affiliate of Branchview, Inc., one of the Industry Partners. The Company repaid all outstanding amounts under the Lakeview Facility with a portion of the proceeds of the Company's initial public offering in June 1996. The Company has re-borrowed approximately $5 million under the Lakeview Facility, effective in January 1997. In 1996, IMC, through its wholly owned subsidiary, IMCCI, entered into the Credit Card Joint Venture with Lakeview Credit. The Credit Card Joint Venture is owned 50% by IMCCI and 50% by Lakeview Credit. See Item 1 -- 'Business -- New Products and Services -- Secured Credit Cards.'

JRJ ASSOCIATES INC.

     JRJ Associates Inc. sold loans in the aggregate amount of $24.9 million to the Company during 1996 and has agreed to sell $24.0 million in loans to the Company in 1997. Mr. Goryeb, a member of the Board of Directors of IMC, is Chairman and Chief Executive Officer of Champion Mortgage Co. Inc., an affiliate of JRJ Associates Inc.

CITYSCAPE CORP.

     Cityscape Corp. contributed $420,000 to the Company in lieu of additional loan sales in satisfaction of its aggregate loan sale commitments for 1996 and will contribute $360,000 in satisfaction of its commitments for 1997.

MORTGAGE AMERICA

     Effective January 1, 1997, IMC acquired all of the assets of Mortgage America, one of the Industry Partners. IMC purchased $45.3 million of residential mortgage loans from Mortgage America during 1996. The purchase price for all of the assets of Mortgage America was an initial payment of 1,790,000 shares of Common Stock and assumption of a stock option plan which could result in issuance of an additional 334,596 shares of Common Stock and a contingent payment of up to 2,770,000 additional shares of Common Stock at the end of three years based on the growth and profitability of Mortgage America during that period.

EQUITY MORTGAGE

     Effective January 1, 1997, IMC acquired all of the assets of Equity Mortgage, one of the Industry Partners. IMC purchased $12.5 million of residential mortgage loans from Equity Mortgage during 1996. The purchase price for Equity Mortgage was a cash payment of $150,000 in excess of its net assets. In connection with the acquisition, the Company entered into a four year employment agreement with the former owner of Equity Mortgage, Mr. Mark Greenberg, pursuant to which the Company is obligated to pay Mr. Greenberg 1.5% of the principal amount of non-conforming loans originated by the Equity Mortgage division of the Company during such four years, up to a maximum amount that does not exceed the net income of the division.

INVESTORS MORTGAGE

     Investors Mortgage sold loans in the aggregate amount of $12.1 million to IMC during 1996. Investors Mortgage has agreed to sell $12.0 million in loans to the Company in 1997.

APPROVED FINANCIAL CORP.

     Approved, formerly American Industrial Loan Association, sold loans in the aggregate amount of $100.1 million to IMC during 1996 and has agreed to sell $24 million in loans to IMC in 1997. Mr. Wykle, a member of the Board of Directors of IMC, is Chairman and Chief Executive Officer of Approved. In January 1996, IMC and Approved entered into a warehouse financing facility pursuant to which IMC committed to lend Approved $8.0 million secured by mortgage loans. Borrowings under the facility bear interest at a rate of LIBOR plus 1.75%, and Approved paid IMC $137,189 in interest payments during 1996.

                                   PART III.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this Report.

          (1) Financial Statements

          See Item 8.

          'Financial Statements and Supplementary Data'

          (2) Financial Statement Schedules

          No Financial statement schedules are included because of the absence of the conditons under which they are required or because the information is included in the financial statements or notes thereto.

          (3) Exhibits

          The exhibits are listed on the Exhibit Index attached hereto.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMC MORTGAGE COMPANY

                                          By       /S/ THOMAS G. MIDDLETON
                                              ..................................

                                                    THOMAS G. MIDDLETON,
                                                         PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31 , 1997.

                SIGNATURE                                      TITLE
------------------------------------------  --------------------------------------------

           /S/ GEORGE NICHOLAS              Chairman of the Board and Chief Executive
 .........................................    Officer (Principal Executive Officer)
            (GEORGE NICHOLAS)

           /S/ STUART D. MARVIN             Chief Financial Officer (Principal
 .........................................    Accounting Officer and Principal Financial
            (STUART D. MARVIN)                Officer)

           /S/ JOSEPH P. GORYEB             Director
 .........................................
            (JOSEPH P. GORYEB)

          /S/ MITCHELL W. LEGLER            Director
 .........................................
           (MITCHELL W. LEGLER)

         /S/ THOMAS G. MIDDLETON            Director
 .........................................
          (THOMAS G. MIDDLETON)

            /S/ ALLEN D. WYKLE              Director
 .........................................
             (ALLEN D. WYKLE)

                                 EXHIBIT INDEX

2.1     -- Pre-IPO Agreement between the Partnership, the General Partners and each Limited Partner.*
3.1     -- Articles of Incorporation of the Registrant, as amended.*
3.2     -- Bylaws of the Registrant, as amended.*
4.1     -- Specimen of Certificate for Common Stock.*
4.2     -- Indenture Agreement between the Partnership and Rotch Property Group Limited.*
4.3     -- Substitution Agreement between the Partnership and ContiTrade Services Corporation.*
4.4     -- Incentive Plan of the Company and related assumption agreements.*
4.5     -- Outside Directors' Option Plan of the Company and related assumption agreements.*
4.6     -- Form of Common Stock Warrant issued to ContiTrade Services Corporation.*
10.1    -- Employment Agreement dated January 1, 1996 between the Partnership and George Nicholas, as amended.*
10.2    -- Employment Agreement dated January 1, 1996 between the Partnership and Thomas G. Middleton, as amended.*
10.3    -- Employment Agreement dated January 1, 1996 between the Partnership and David MacDonald.*
10.4    -- Lease Agreements between the Partnership and CLW Realty Asset Group Inc.*
10.5    -- Share Subscription  and Shareholders'  Agreement between the  Partnership and  Foxgard  Limited,  Financial
           Security Assurance Holdings, Inc. and Preferred Mortgages Limited.*
10.6    -- Transfer  Agreement  between  the Partnership  and  Curzon Equity  Finance Corporation  Limited,  Preferred
           Mortgages Limited, Rotch Property Group Limited, Foxgard Limited and Financial Security Assurance Holdings,
           Inc.*
10.7    -- Side letter relating  to the Share  Subscription and Shareholders' Agreement  between the  Partnership  and
           Foxgard Limited, Financial Security Assurance Holdings, Inc. and Preferred Mortgage Limited.*
10.8    -- Asset  Purchase Agreement  and Plan  of Reorganization  between  the  Partnership, IMC  Acquisition,  Inc.,
           Mortgage Central Corp. and the shareholders of Mortgage Central Corp.*
10.9    -- Registration Rights Agreement between the Partnership and the shareholders of Mortgage Central Corp.*
10.10   -- Investment Banking Services Agreement between the Partnership and ContiTrade Services Corporation.*
10.11   -- Standby  Facility  Agreement  between  the Partnership and  ContiTrade Services  Corporation and Supplement
           thereto.*
10.12   -- Amended  and  Restated  Loan and  Security  Agreement  between  the  Partnership  and  ContiTrade  Services
           Corporation.*
10.13   -- Secured Note from the Partnership to ContiTrade Services Corporation.*
10.14   -- Amended and Restated Custodial Agreement among  the Partnership, ContiTrade  Services Corporation and  Bank
           of Boston.*
10.15   -- 1995 Agreement between the Partnership and ContiTrade Services Corporation.*
10.16   -- Assignment, Assumption and Consent  Agreement among the Partnership,  ContiTrade, ContiTrade  Services  LLC
           and First National Bank of Boston.*
10.17   -- Master Repurchase Agreement  Governing Purchase and  Sales of Mortgage Loans  between the  Partnership  and
           Nomura Asset Capital Corporation and related Power of Attorney.*
10.18   -- Master Repurchase Agreement between the Partnership and Nomura Securities International, Inc.*
10.19   -- Global Master Repurchase Agreement between the Partnership and Nomura Grand Cayman, Ltd.*
10.20   -- Custodial Agreement among  the Partnership, The  First National Bank  of Boston and  Nomura  Asset  Capital
           Corporation.*
10.21   -- Loan and  Security Agreement  between the Partnership  and First  National Bank of  Boston  and  amendments thereto.*
10.22   -- Interim Loan and Security Agreement  between the Partnership and National  Westminster Bank  PLC,  New York
           Branch.*
10.23   -- Custodial  Agreement among  the Partnership,  National Westminster  Bank PLC  and First  National  Bank  of
           Boston.*
10.24   -- Promissory Note between the Partnership and Lakeview Savings Bank.*
10.25   -- Security Agreement Collateralizing Promissory Note between the Partnership and Lakeview Savings Bank.*
10.26   -- Master Repurchase Agreement among the Partnership and Bear Stearns Home Equity Trust 1996-1.*

10.27   -- Custody Agreement among the Partnership, IMC Corporation of America, Bear Stearns Home Equity  Trust 1996-1
           and Bank of Boston.*
10.28   -- Warehousing  Credit   and  Security  Agreement  among the  Partnership,  IMC  Corporation  of  America  and
           Residential Funding Corporation, as amended.`D'*
10.29   -- Custodial Agreement among the First National Bank  of Boston, the Partnership, IMC Corporation  of  America
           and Residential Funding Corporation.*
10.30   -- Loan  and Security  Agreement between the  Partnership and Approved  Financial Corp., Approved  Residential
           Mortgage, Inc. and Armada Residential Mortgage, LLC.*
10.31   -- Loan and Security Agreement between the Partnership and Mortgage Central Corp.*
10.32   -- Custodial Agreement among the Partnership, Mortgage Central Corp. and the First National Bank of Boston.*
10.33   -- Custodial Agreement  among the  Partnership, American  Industrial Loan  Association,  Approved  Residential
           Mortgage, Inc., Armada Residential Mortgage, LLC and the First National Bank of Boston.*
10.34   -- Employment Agreement dated August 1, 1996 between the Registrant and Stuart D. Marvin.**
10.35   -- Asset Purchase Agreement and Plan of Reorganization between the Registrant, Mortgage America, Inc.  and the shareholders of Mortgage America, Inc.***
10.36   --  First  Amendment to  the Asset  Purchase Agreement  and  Plan of  Reorganization between  the  Registrant,
           Mortgage America, Inc. and the shareholders of Mortgage America, Inc.***
10.37   -- Form  of Registration  Rights Agreement between  the Registrant and the  Shareholders of Mortgage  America,
           Inc.***
10.38   -- Agreement  and Plan of Reorganization between the Registrant, CWB Acquisitions, Inc., CoreWest Banc and the
           shareholders of CoreWest Banc.***
10.39   -- Registration Rights Agreement between the Registrant and the shareholders of CoreWest Banc.***
10.40   -- Form  of Amended and Restated  Loan Agreement between the Registrant,  the Partnership, IMC Corporation  of
           America and Nomura Asset Capital Corporation.***
10.41   -- Form  of Custodial Agreement  between the Registrant, the Partnership,  IMC Corporation of America,  Nomura
           Asset Capital Corporation and LaSalle National Bank.***
10.42   -- Form  of Loan and Security Agreement among the  Registrant, the Partnership and The First National Bank  of
           Boston.***
10.43   -- Form  of Asset  Purchase Agreement  between the  Registrant, American  Mortgage Reduction,  Inc.,  and  the
           Shareholders of American Mortgage Reduction, Inc.***
10.44   -- Form of Asset Purchase Agreement between the Registrant and Equity Mortgage Co., Inc.***
10.45   -- Employment Agreement dated as of January 1, 1997 between the Registrant and Mark J. Greenberg.***
10.46   -- Form  of  Warehouse  Security Agreement  among the  Registrant,  the Partnership  and GE  Capital  Mortgage
           Services, Inc.***
10.47   -- Form  of Warehouse Credit Agreement among the Registrant, the Partnership and GE Capital Mortgage Services,
           Inc.***
10.48   -- Loan  and  Security  Agreement among  the  Registrant, IMC  Corporation of  America, the  Partnership,  IMC
           Investment Corp., CoreWest Banc and Paine Webber Real Estate Securities Inc.***
11.1    -- Statement  re  computation  of earnings per  share (See Note 4  of the Notes  to the Consolidated Financial
           Statements).
16.1    -- Letter dated April, 1996 from Deloitte & Touche, LLP to the Registrant.*
21.1    -- Subsidiaries of the Registrant.*
27.1    -- Financial Data Schedule.***
99.1    -- Third Amended and Restated Agreement of Limited Partnership.*

------------

  `D' Confidential treatment granted with respect to certain provisions.

  * Incorporated  by  reference  to  the   same  exhibit  to  the   Registrant's
    Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on June 25, 1996 (Registration No. 333-3954).

 ** Incorporated by reference to Exhibit  1 to Registrant's Quarterly Report  on
    Form 10-Q for the quarter ended September 30, 1996.

*** Incorporated   by  reference  to  the   same  exhibit  to  the  Registrant's
    Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.

                              STATEMENT OF DIFFERENCES
                              ------------------------

The British pound sign shall be expressed as 'L'
The dagger symbol shall be expressed as 'D'