Form 10-K405/A
period 1996-12-31
IMC MORTGAGE CO
filed 1997-04-30
CIK 1012623

________________________________________________________________________________

                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                 AMENDMENT NO.1
                                       TO
                                    FORM 10-K

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

Performance Graph

The following graph depicts the cumulative total return on the Company's common stock compared to the cumulative total return for the Nasdaq Combined Composite Index ("Nasdaq Composite") and a peer group selected by the Company on an industry and line-of-business basis, the Nasdaq Combined Financial Index ("Nasdaq Financial"). The graph assumes an investment of $100 on June 25, 1996, when the Company's common stock was first traded in a public market.

--------------------------------------------------------------------------------------------------------------------------------
                                     June 25,                 June 28,              September 30,            December 31,
                                       1996                     1996                    1996                     1996
--------------------------------------------------------------------------------------------------------------------------------
IMC                                   100.00                   109.76                  156.10                   163.41
--------------------------------------------------------------------------------------------------------------------------------
Nasdaq Composite                      100.00                   101.06                  104.63                   110.1
--------------------------------------------------------------------------------------------------------------------------------
Nasdaq Financial                      100.00                   100.30                  110.53                   123.17
--------------------------------------------------------------------------------------------------------------------------------

[GRAPHIC OMITTED]

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Amendment No.1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMC MORTGAGE COMPANY

                                          By       /S/ THOMAS G. MIDDLETON
                                              ..................................

                                                    THOMAS G. MIDDLETON,
                                                         PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Amendment No.1 to Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 30 , 1997.

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