Form 10-Q
period 1997-03-31
IMC MORTGAGE CO
filed 1997-05-15
CIK 1012623

                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



    X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   ---    Act of 1934 for the quarterly period ended March 31, 1997.

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
   ---    Exchange Act of 1934.

                          Commission file No. 333-3954
                                             ----------


                              IMC MORTGAGE COMPANY
               (Exact name of issuer as specified in its Charter)



        Florida                                          59-3350574
-------------------------------                   -------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    identification number)

                            3450 BUSHWOOD PARK DRIVE
                              TAMPA, FLORIDA 33618
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (813) 932-2211


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing for the past 90 days.   Yes  X    No
                                                   ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of each Class:                           Outstanding at May 14, 1997
---------------------------------------        ---------------------------
Common Stock, par value $.01 per share                  27,619,144

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES

                                      INDEX



PART I.           FINANCIAL INFORMATION                                       Page
                                                                              ----
Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  March 31, 1997 and December 31, 1996                          1

                  Consolidated Statements of Operations
                  for the three months ended March 31, 1997
                  and March 31, 1996                                            2

                  Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1997 and
                  March 31, 1996                                                3

                  Notes to Consolidated Financial Statements                    4

Item 2.           Management's Discussion and Analysis of
                  Results of Operations and Financial Condition                 8


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                       ASSETS                    March 31,        December 31,
                                                                   1997              1996
                                                              --------------    --------------
Cash and cash equivalents                                     $   25,001,164    $   13,289,128
Securities purchased under agreements to resell                  434,000,000       659,490,000
Accrued interest receivable                                        8,145,891         8,311,530
Accounts receivable                                                6,485,217         3,689,540
Mortgage loans held for sale                                     955,678,698       914,586,703
Interest-only and residual certificates                          145,110,501        86,246,674
Warehouse financing due from correspondents                       11,994,833         5,045,385
Furniture, fixtures and equipment, net                             6,034,486         1,676,822
Capitalized mortgage servicing rights                             10,920,755         6,621,347
Investment in joint venture                                        1,613,930         1,738,760
Goodwill                                                          35,709,149         1,843,144
Other assets                                                       5,105,452         4,809,152
                                                              --------------    --------------
         Total assets                                         $1,645,800,076    $1,707,348,185
                                                              ==============    ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Warehouse finance facilities                                  967,438,194       895,132,545
   Term debt                                                     101,236,321        47,430,295
   Accrued and other liabilities                                  16,802,383         7,766,858
   Accrued interest payable                                        5,417,566         4,077,744
   Securities sold but not yet purchased                         427,786,494       661,061,161
   Amounts payable for taxes                                       5,935,000         2,543,000
                                                              --------------    --------------
         Total liabilities                                     1,524,615,958     1,618,011,603
                                                              --------------    --------------

Commitments
Stockholders' equity:
   Preferred stock, par value $.01 per share; 10,000,000
     shares authorized; none issued and outstanding                        0                 0
   Common stock, par value $.01 per share; 50,000,000
     authorized; and 21,949,144 and 19,669,666 shares
     issued and outstanding                                          219,491           196,696
   Additional paid-in capital                                     99,375,697        76,489,738
   Retained earnings                                              21,588,930        12,650,148
                                                              --------------    --------------
     Total stockholders' equity                                  121,184,118        89,336,582
                                                              --------------    --------------

         Total liabilities and stockholders' equity           $1,645,800,076    $1,707,348,185
                                                              ==============    ==============



          See accompanying notes to Consolidated Financial Statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    For the Three Months
                                                                        Ended March 31,
                                                              --------------------------------
                                                                   1997                1996
                                                              --------------    --------------
Revenues:
   Gain on sales of loans                                     $   27,719,827    $   10,875,466
   Additional securitization transaction expense                           0        (2,828,591)
                                                              --------------    --------------
     Net gain on sale of loans                                    27,719,827         8,046,875
                                                              --------------    --------------

   Warehouse interest income                                      20,708,210         5,160,943
   Warehouse interest expense                                    (14,755,681)       (3,375,244)
                                                              --------------    --------------
     Net warehouse interest income                                 5,952,529         1,785,699
                                                              --------------    --------------
   Servicing fees                                                  3,040,910           995,439
   Other                                                           1,708,329           628,536
                                                              --------------    --------------
     Total servicing fees and other                                4,749,239         1,623,975
                                                              --------------    --------------

     Total revenues                                               38,421,595        11,456,549
                                                              --------------    --------------

Expenses:
   Compensation and benefits                                      12,327,950         3,666,685
   Selling, general and administrative                             9,592,386         2,240,856
   Other interest expense                                          1,862,477           342,534
   Sharing of proportionate value equity                                   0         2,555,000
                                                              --------------    --------------
     Total expenses                                               23,782,813         8,805,075
                                                              --------------    --------------

   Income before income taxes                                     14,638,782         2,651,474

   Provision for income taxes                                      5,700,000                 0
                                                              --------------    --------------

     Net income                                               $    8,938,782    $    2,651,474
                                                              ==============    ==============

PRO FORMA DATA (GIVING EFFECT TO PROVISION FOR INCOME TAXES):

Income before provision for income taxes                      $   14,638,782    $    2,651,474
Pro forma provision (actual provision for the three
   months ended March 31, 1997) for income taxes                   5,700,000         1,026,000
                                                              --------------    --------------

  Pro forma net income                                        $    8,938,782    $    1,625,474
                                                              ==============    ==============

Pro forma (actual for the three months ended
  March 31, 1997) net income per common share                 $         0.34    $         0.10
                                                              ==============    ==============

Weighted average number of shares outstanding                     26,128,435        15,871,504
                                                              ==============    ==============


          See accompanying notes to Consolidated Financial Statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              For the Three Months
                                                                                Ended March 31,
                                                                        ---------------------------------
                                                                             1997               1996
                                                                        --------------     --------------
Cash flows for operating activities:
  Net income                                                            $    8,938,782     $    2,651,474
  Adjustments to reconcile net income to net cash used in
   operating activities:
   Sharing of proportionate value of equity                                          0          2,555,000
   Depreciation and amortization                                             1,112,857            112,344
   Capitalized mortgage servicing rights                                    (4,997,510)        (1,360,366)
   Net loss in joint venture                                                   252,405            103,018
   Net change in operating assets and liabilities, net of effects of acquisitions of businesses:
     Increase in mortgages loans held for sale                             (27,006,995)       (64,218,053)
     Increase in securities purchased under agreement to resell and
       securities  sold but not yet purchased                               (7,784,667)        (3,496,772)
     Decrease (increase) in accrued interest receivable                        165,639           (121,724)
     Increase in warehousing financing due from correspondents              (6,949,448)        (6,623,844)
     Increase in interest-only and residual certificates                   (58,863,827)        (8,832,540)
     Decrease (increase) in other assets                                        72,185           (357,646)
     Increase in accounts receivable                                        (2,795,677)        (1,822,983)
     Increase in accrued interest payable                                    1,339,822            267,761
     Decrease in deferred income                                                     0            523,201
     Increase in income taxes payable                                        3,392,000                  0
     Increase in accrued and other liabilities                               4,207,103          1,917,690
                                                                        --------------     --------------
       Net cash used in operating activities                               (88,917,331)       (78,703,440)
                                                                        --------------     --------------

Investing activities:
   Investment in joint venture                                                (127,575)        (2,063,474)
   Purchase of furniture, fixtures, and equipment                           (3,312,653)          (190,854)
   Acquisitions of businesses                                               (8,211,080)                 0
                                                                        --------------     --------------
      Net cash used in investing activities                                (11,651,308)        (2,254,328)
                                                                        --------------     --------------

Financing activities:
   Distributions to stockholders for taxes                                           0           (766,057)
   Borrowings - warehouse                                                  800,857,459        312,026,441
   Borrowings - term debt                                                   53,806,026         12,558,655
   Repayments of borrowings - warehouse                                   (742,382,810)      (240,428,294)
                                                                        --------------     --------------
     Net cash provided by financing activities                             112,280,675         83,390,745
                                                                        --------------     --------------

Net increase in cash and cash equivalents                                   11,712,036          2,432,977
Cash and cash equivalents, beginning of period                              13,289,128          5,133,718
                                                                        --------------     --------------
Cash and cash equivalents, end of period                                $   25,001,164     $    7,566,695
                                                                        ==============     ==============

 Supplemental disclosure cash flow information:
     Cash paid during the period for interest                           $   15,278,336     $    3,299,900
                                                                        ==============     ==============
     Cash paid during the period for taxes                              $    2,163,886     $            0
                                                                        ==============     ==============



          See accompanying notes to Consolidated Financial Statements.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               for the three months ended March 31, 1997 and 1996
                                  (unaudited)

1.   ORGANIZATION:

     IMC Mortgage Company (the "Company") was formed in 1993 by a team of executives experienced in the non-conforming home equity loan industry. The Company was originally structured as a partnership, Industry Mortgage Company, L.P. (the "Partnership"), which became a wholly owned subsidiary of the Company in June 1996 when the limited partners and the general partner exchanged their partnership interests for voting common shares (the "exchange" or "recapitalization") of the Company. The exchange was consummated on an historical cost basis as all entities were under common control. Accordingly, since June 1996, the Company has owned 100% of the limited partnership interests in the Partnership and 100% of the general partnership interest in the Partnership. At the time of the exchange, the retained earnings previously reflected by the Partnership were transferred to additional paid in capital.

     The accompanying consolidated financial statements include the accounts of the Company, the Partnership and their wholly owned subsidiaries, after giving effect to the exchange as if it had occurred at inception. All intercompany transactions have been eliminated in the accompanying consolidated financial statements.

     On January 27, 1997, the Board of Directors declared a two-for-one split of common stock payable on February 13, 1997 to stockholders of record as of February 6, 1997. A total of $98,348 was transferred from additional paid-in-capital to the stated value of common stock in connection with the stock split. The par value of the common stock remains unchanged. All share and per share amounts have been restated retroactively herein to reflect the stock split.

2.   BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     Certain reclassifications have been made to the presentations to conform to current period presentations.

3.   NEW ACCOUNTING PRONOUNCEMENTS:

     On January 1, 1997, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"), which addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. SFAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 requires the Company to allocate the total cost of mortgage loans sold among the mortgage loans sold (without servicing rights), interest-only and residual certificates and servicing rights based on their relative fair values. SFAS 125 is generally effective for transactions that occur after December 31, 1996, and is to be applied prospectively. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

     In February 1997, the FASB issued SFAS No. 128 "Earnings per Share" ("SFAS 128"), which simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15 "Earnings per Share" and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of "primary" EPS with a presentation of "basic" EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the statement of operation for all entities with complex capital structures. The standard also requires a reconciliation of the numerator and denominator of the "basic" EPS computation to the numerator and denominator of the "diluted" EPS computation. SFAS 128 is effective for fiscal years ending after December 15, 1997, but application to interim periods prior to December 15, 1997 is not permitted. The adoption of SFAS 128 is not expected to have a material effect on the Company's presentation of EPS.

     In March 1997, the FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("SFAS 129"), which consolidates existing disclosure requirements. SFAS 129 contains no change in existing disclosure requirements and is effective for fiscal years ending after December 15, 1997.

4.   PRO FORMA DATA:

     The Partnership which is included in the consolidated financial statements became a wholly owned subsidiary of the Company on June 24, 1996 as described in Note 1. The Partnership made no provision for income taxes since the Partnership's income or losses were passed through to the partners individually.

     The Partnership became subject to income taxes as of June 24, 1996, the effective date of the exchange. The pro forma data included in the consolidated statements of operations of the Company includes a pro forma provision for income taxes for the three months ended March 31, 1996 to indicate what taxes would have been had the exchange occurred in prior periods.


5.   PRO FORMA EARNINGS PER SHARE:

     Pro forma net income per common share for the three months ended March 31, 1996 has been computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period after giving effect to the recapitalization described in Note 1. Dilutive common share equivalents consist of stock options (calculated using the treasury stock method), convertible preferred stock, and stock warrants. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the public offering price of $9 per share during the twelve months immediately preceding the date of the initial filing of the Registration Statement have been included in the calculation of common shares and common share equivalents, using the treasury stock method, as if they were outstanding for all periods presented.

     Weighted average number of shares outstanding is comprised of the following for the three months ended March 31, 1997 and 1996:

                                                          1997          1996
                                                      ----------     ----------
Weighted average number of common
   shares outstanding                                 21,958,099     12,000,000
Additional shares deemed outstanding:
     Cheap stock                                       3,832,120      3,871,504
     Employee stock options                              338,216              0
                                                      ----------     ----------
Weighted average number of common
   shares and common share equivalents                26,128,435     15,871,504
                                                      ==========     ==========




6.     ACQUISITIONS

       Effective January 1, 1997, the Company acquired all of the assets of Mortgage America, Inc. ("Mortgage America"), a non-conforming mortgage lender based in Bay City, Michigan and Equity Mortgage Co., Inc. ("Equity Mortgage"), a non-conforming mortgage lender based in Baltimore, Maryland, and all of the outstanding common stock of CoreWest Banc ("CoreWest"), a non-conforming mortgage lender based in Los Angeles, California. The Company also acquired all of the assets of American Mortgage Reduction, Inc. ("American Reduction"), a non-conforming mortgage lender based in Owings Mills, Maryland, effective February 1, 1997.

       These acquisitions have been accounted for using the purchase method of accounting. The initial purchase price for American Reduction and Equity Mortgage was $9,300,000 in cash. The initial purchase price for Mortgage America and CoreWest was valued at $24,500,000 by an independent appraiser. The fair value of the acquired companies' tangible assets approximated the liabilities assumed, and accordingly, the majority of the initial purchase prices has been recorded as goodwill which will amortized on a straight-line basis for periods up to 30 years.

       Most of the acquisitions include earn-out arrangements that provide for additional consideration if the acquired company achieves certain performance targets after the acquisition. Any such contingent payments will result in an increase in the amount of recorded goodwill related to such acquisition.

       The operating results of Mortgage America, Equity Mortgage, CoreWest Banc, and

       American Reduction have been included in the consolidated statement of operations since the effective acquisition dates. On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place at the beginning of 1996, consolidated total revenues and net income would have approximated $18.1 million and $3.1 million, respectively, for the three months ended March 31, 1996. Such amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 1996.

7.     WAREHOUSE FINANCE FACILITIES AND TERM DEBT:

       The Company has available numerous lines of credit at March 31, 1997 totaling approximately $1.54 billion ($1.02 billion at December 31, 1996) of which at March 31, 1997 approximately $967.4 million was outstanding ($895.1 million at December 31, 1996). Outstanding borrowings under warehouse finance facilities are collateralized by the mortgage loans held for sale and warehouse financing due from stockholders.

       The Company also has available term debt at March 31, 1997 totaling approximately $120.2 million ($88.3 million at December 31, 1996) of which at March 31, 1997 approximately $101.2 million was outstanding ($47.4 million at December 31, 1996).

8.     SUBSEQUENT EVENTS:

       On April 22, 1997, the Company amended a credit facility to increase a $25 million line of credit to $50 million, all of which may be used by the Company for general working capital purposes. The $50 million available under the facility matures on or before October 15, 1998.

       On April 23, 1997, the Company completed an offering for the sale of 6,300,000 shares of common stock. Of the 6,300,000 shares offered, 5,040,000 were offered by the Company and 1,260,000 were offered by certain stockholders of the Company. The Company received approximately $58 million from the sale of shares, net of underwriting discount and expenses associated with the offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The following management's discussion and analysis of the Company's financial condition and results of operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of important factors such as reduced demand for non-conforming loans, competitive forces, too-high expectations of acquired companies, limitations on available funds and market forces affecting the price of the Company's shares

GENERAL

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

Pursuant to the Company's acquisition strategy, effective January 1, 1997, the Company acquired all of the assets of Mortgage America, Inc. ("Mortgage America"), a non-conforming mortgage lender based in Bay City, Michigan and Equity Mortgage Co., Inc. ("Equity Mortgage"), a non-conforming mortgage lender based in Baltimore, Maryland, and all of the outstanding common stock of CoreWest Banc ("CoreWest"), a non-conforming mortgage lender based in Los Angeles, California. The Company also acquired all of the assets of American Mortgage Reduction, Inc. ("American Reduction"), a non-conforming mortgage lender based in Owings Mills, Maryland, effective February 1, 1997.

Mortgage America at the time of acquisition originated residential mortgage loans from a network of 32 retail offices located in 29 states. Mortgage America originated over $248 million of residential mortgage loans in 1996, including over $69 million during the last quarter of 1996. IMC purchased $45.3 million of residential mortgage loans from Mortgage America during 1996, including $21.1 million during the last quarter of 1996. Mortgage America originated approximately $55 million of residential mortgage loans during the three months ended March 31, 1997.

CoreWest commenced operations in early 1996. At the time of acquisition, CoreWest originated residential mortgage loans primarily through a network of nine mortgage centers located in California, Colorado, Washington, Utah and Oregon. CoreWest originated over $48 million of residential mortgage loans in 1996, including over $22 million during the last quarter of 1996.

IMC purchased $10.3 million of residential mortgage loans from CoreWest during 1996, all of which was during the last quarter of 1996. CoreWest originated approximately $30 million of residential mortgage loans during the three months ended March 31, 1997.

Equity Mortgage at the time of acquisition originated residential mortgage loans from its offices in the greater Baltimore metropolitan region, Delaware and Pennsylvania. Equity Mortgage originated approximately $36 million of residential mortgage loans in 1996, including over $11 million during the last quarter of 1996. IMC purchased $12.5 million of residential mortgage loans from Equity Mortgage during 1996, including $3.3 million during the last quarter of 1996. Equity Mortgage originated approximately $10 million of residential mortgage loans during the three months ended March 31, 1997.

American Reduction at the time of acquisition originated residential mortgage loans from its main office in Owings Mills, and four satellite offices located in Pennsylvania. American Reduction originated over $80 million of residential mortgage loans in 1996, including over $28 million during the last quarter of 1996. IMC did not purchase a significant amount of residential mortgage loans from American Reduction in 1996. American Reduction originated approximately $15 million of residential mortgage loans during February and March 1997.

These four acquisitions (collectively, the "Acquisitions") have been accounted for using the purchase method of accounting and the results of operations have been included with the Company's results of operations since the effective acquisition dates. The initial purchase price for American Reduction and Equity Mortgage was $9,300,000 in cash. The initial purchase price for Mortgage America and CoreWest was valued at $24,500,000 by an independent appraiser. The fair value of the acquired companies' tangible assets approximated the liabilities assumed, and accordingly, the majority of the initial purchase prices has been recorded as goodwill which will amortized on a straight-line basis for periods up to 30 years.

Several acquisitions include earn-out arrangements that provide the sellers with additional consideration if the acquired company reaches certain performance targets after the acquisition. Any such contingent payments will result in an increase in the amount of goodwill recorded on the Company's balance sheet related to each acquisition. Goodwill represents the excess of cost over fair market value of the net assets acquired in each acquisition and is amortized through periodic charges to earnings for up to 30 years.

CERTAIN ACCOUNTING CONSIDERATIONS

Interest-only and Residual Certificates

The Company purchases and originates loans for the purpose of sale primarily through securitizations. In a securitization transaction, the Company sells a pool of mortgages to a REMIC trust which simultaneously sells senior interests to third-party investors. The Company retains the residual interests (or a portion thereof) represented by residual class certificates and interest only ("I/O") certificates. The Company typically retains the rights to service the pool of mortgages owned by the REMIC. In addition, by retaining the residual class certificates, the Company is entitled to receive the excess cash flows generated by the securitized loans calculated as the difference between (a) the monthly interest payments from the loans and (b) the sum of (i) pass-through interest paid to third-party investors, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees and (v) loan losses. The Company's right to receive this excess cash flow stream begins after certain over-collateralization requirements have been met, which are specific to each securitization and are used as a means of credit enhancement. The I/O and residual classes of certificates are initially recorded based upon their relative fair values as a percentage of the total cost of the securitized loans, based upon the present value of the anticipated excess cash flows utilizing assumptions appropriate for each securitization. These assumptions relate to the anticipated average lives of the loans sold and anticipated loan losses. The weighted average discount rate used to discount the cash flow for the three months ended March 31, 1997 and 1996 was 11% and above, and the assumed loss rate was 0.50% per year.

Mortgage Servicing Rights

Effective January 1, 1997, the Company adopted SFAS 125. SFAS 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. SFAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is generally effective for transactions that occur after December 31, 1996, and will be applied prospectively. SFAS 125 requires the Company to allocate the total cost of mortgage loans sold among the mortgage loans sold (without servicing rights), I/O and residual certificates and servicing rights based on their relative fair values. The Company is required to assess the I/O and residual certificates and servicing rights for impairment based upon the fair value of those assets. SFAS 125 also requires the Company to provide additional disclosure about the I/O and residual certificates in its securitizations and to account for these assets each quarterly reporting period at fair value in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS 125 did not have a material effect on the Company's financial position or results of operations. The company has, even prior to adoption of SFAS 125, accounted for its I/O and residual certificates at fair value in accordance with SFAS 115.

Gain on Sale of Loans, Net

Gain on sale of loans, net, which arises primarily from securitizations, includes all related revenues and costs, including the proceeds from sales of residual class certificates, the value of such certificates, hedging gains or losses and underwriting fees and other related securitization expenses and fees.

Net Warehouse Interest Income

Net warehouse interest income is interest earned from the Company's mortgage loans which generally carry long-term interest rates, less interest expense on borrowings to finance the funding of such mortgage loans. The Company generally sells loans in its inventory within 210 days and finances such loans under its secured borrowing facilities, which bear short-term interest rates. Ordinarily, short-term interest rates are lower than long-term interest rates, and the Company earns net interest income from this difference, or spread, during the period the mortgage loans are held by the Company.

TRANSACTIONS WITH CONTIFINANCIAL

Sharing of Proportionate Value of Equity

Prior to March 26, 1996, the Company's financing and investment banking agreements with ContiFinancial included a valuation sharing arrangement (the "Conti VSA"). The existence of the Conti VSA had no cash impact on the Company, but resulted in a reductions of $2.6 million in the Company's pre-tax income for the three months ended March 31, 1996. The Conti VSA was eventually converted into an warrants to purchase 2.7 million shares of the Company's common stock entitling ContiFinancial on exercise to approximately 18% of the equity of the Partnership for a de minimis amount (the "Conti Option") on March 26, 1996. Consequently, subsequent to March 26, 1996, no liability has been reflected on the Company's balance sheet and no expense has been reflected on the Company's income statement with respect to the Conti VSA subsequent to that date.

Additional Securitization Transaction Expense

The Company, in conjunction with the start up of its operations in 1993, maintained an investment banking relationship with ContiFinancial from August 1993 to June 1996. As part of this relationship, ContiFinancial provided warehouse and revolving credit facilities to the Company and acted as placement agent and underwriter of certain of its securitizations. In addition, as part of the Company's cash flow management strategy, the first six securitizations were structured so that ContiFinancial received, in exchange for cash, a portion of the I/O and residual interest in such securitizations. These transactions reduced the Company's gain on sale of loans by approximately $2.8 million in the three months ended March 31, 1996. The Company currently only maintains a financing relationship with ContiFinancial.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued SFAS No. 128 "Earnings per Share" ("SFAS 128"), which simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15 "Earnings per Share" and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of "primary" EPS with a presentation of "basic" EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the statement of operation for all entities with complex capital structures. The standard also requires a reconciliation of the numerator and denominator of the "basic" EPS computation to the numerator and denominator of the "diluted" EPS computation. SFAS 128 is effective for fiscal years ending after December 15, 1997, but application to interim periods prior to December 15, 1997 is not permitted. The adoption of SFAS 128 is not expected to have a material effect on the Company's presentation of EPS.

In March 1997, the FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("SFAS 129"), which consolidates existing disclosure requirements. SFAS 129 contains no change in existing disclosure requirements and is effective for fiscal years ending after December 15, 1997.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Net income for the three months ended March 31, 1997 was $8.9 million representing an increase of $7.3 million or 449.9% over pro forma net income of $1.6 million for three months ended March 31, 1996. Pro forma net income is calculated on the basis of historical net income, adjusted for a pro forma income tax expense as if the Company had been taxable as a corporation since its inception.

The increase in net income resulted principally from increases in net gain on sale of loans of $19.7 million or 244.5% to $27.7 million for the three months ended March 31, 1997 from $8.0 million for the three months ended March 31, 1996. Also contributing to the increase in net income was a $4.2 million or 233.3% increase in net warehouse interest income to $6.0 million for the three months ended March 31, 1997 from $1.8 million for the three months ended March 31, 1996, a $2.0 million or 205.5% increase in servicing fees to $3.0 million for the three months ended March 31, 1997 from $1.0 million for the three months ended March 31, 1996 and a $1.1 million or 171.8% increase in other revenues to $1.7 million for the three months ended March 31, 1997 from $0.6 million for the three months ended March 31, 1996.

The increase in income was partially offset by a $8.6 million or 236.2% increase in compensation and benefits to $12.3 million for the three months ended March 31, 1997 from $3.7 million for the three months ended March 31, 1996, of which increase $6.2 million related to the compensation and benefits of the Acquisitions since their effective dates and the remainder related primarily to the growth of the Company. The increase in income was also partially offset by a $7.4 million or 328.1% increase in selling, general and administrative expenses to $9.6 million for the three months ended March 31, 1997 from $2.2 million for the three months ended March 31, 1996, of which increase $4.7 million related to the Acquisitions since their effective dates and the remainder related primarily to the growth of the Company. The increase in income was further offset by a $1.6 million or 443.7% increase in other interest expense to $1.9 million for the three months ended March 31, 1997 from $ 0.3 million for the three months ended March 31, 1996. Finally, income was favorably affected by a $2.6 million or 100% decrease in the sharing of proportionate value of equity representing the Conti VSA to $0 for the three months ended March 31, 1997 from $2.6 million for the three months ended March 31, 1996.

Loan securitization activity totaled $725.0 million for the three months ended March 31, 1997. The loans securitized consisted of loans acquired in 1996 through the Company's correspondent network. The retail loans originated by Mortgage America, CoreWest Banc, Equity Mortgage or American Reduction since the acquisition of these companies, was not included in this securitization activity. Costs associated with retail loan production are generally expensed at the time the loan is funded, while related upfront points and origination fees are recognized into income at the time the loans are sold. Accordingly, net income for the three months ended March 31, 1997 was reduced by substantially all the costs associated with the retail originations of these four acquisitions, however, net income was not increased by the related upfront points and origination fees. The upfront points and origination fees received in the first quarter of 1997 will be recognized in future periods as the loans are sold.

Income before taxes was reduced by a provision for income taxes of $5.7 million for the three months ended March 31, 1997 compared to a pro forma provision for income taxes of $1.0 million for the three months ended March 31, 1996, representing an effective tax rate of approximately 38.9%. The provision for income taxes prior to June 24, 1996 are pro forma amounts because prior to that date the Company operated as a partnership and did not pay income taxes at the partnership level.

Revenues

The following table sets forth information regarding components of the Company's revenues for the three months ended March 31, 1997 and 1996:


                                                                For the Three Months
                                                                   Ended March 31,
                                                           -------------------------------
                                                              1997               1996
                                                           ------------       ------------
Revenues:
 Gain on sales of loans                                    $ 27,719,827       $ 10,875,466
 Additional securitization transaction expense                        0         (2,828,591)
                                                           ------------       ------------
   Net gain on sale of loans                                 27,719,827          8,046,875
                                                           ------------       ------------
 Warehouse interest income                                   20,708,210          5,160,943
 Warehouse interest expense                                 (14,755,681)        (3,375,244)
                                                           ------------       ------------
   Net warehouse interest income                              5,952,529          1,785,699
                                                           ------------       ------------
 Servicing fees                                               3,040,910            995,439
 Other                                                        1,708,329            628,536
                                                           ------------       ------------
   Total revenues                                          $ 38,421,595       $ 11,456,549
                                                           ============       ============

Gain on Sale of Loans, Net. For the three months ended March 31, 1997, gain on sale of loans increased to $27.7 million from $10.9 million for the three months ended March 31, 1996, an increase of 154.9%, reflecting increased loan production and securitizations for the three months ended March 31, 1997. The total volume of loans produced increased by 209% to $815 million for the three months ended March 31, 1997 as compared with a total volume of $264 million for the three months ended March 31, 1996. Originations by the Company's correspondent network increased 167% to approximately $630 million for the three months ended March 31, 1997 from $237 million for the three months ended March 31, 1996, while production from the Company's broker network and direct lending operations increased to approximately $184 million or 572% for the three months ended March 31, 1997 from $28 million for the three months ended March 31, 1996. Production volume increased during the 1997 period due to: (i) the Company's expansion program; (ii) the increase of its securitization activity;
(iii) the growth of its loan servicing capability; and (iv) the Acquisitions, which accounted for approximately $110 million in residential mortgage loans originated during the three months ended March 31, 1997. For the three months ended March 31, 1997, the Company experienced higher gains as it sold more loans through securitizations. Securitizations increased by $550 million, an increase of 314.3%, to $725 million for the three months ended March 31, 1997 from $175 million for the three months ended March 31, 1996. The number of approved correspondents increased by 175 or 70.6% to 423 at March 31, 1997 from 248 at March 31, 1996 and the number of approved brokers increased by 405 or 30.0% to 1,753 at March 31, 1997 from 1,348 at March 31, 1996. Additional securitization expense decreased to $0 for the three months ended March 31, 1997 from $2.8 million for the three months ended March 31, 1996. For the three months ended March 31, 1997, gain on sale of loans, net, increased to $27.7 million from $8.0 million for the three months ended March 31, 1996, an increase of 244.5%, reflecting increased loan production and securitizations in the three months ended March 31, 1997.

Net Warehouse Interest Income. Net warehouse interest income increased to $6.0 million for the three months ended March 31, 1997 from $1.8 million for the three months ended March 31, 1996, an increase of 233.3%. The increase in the three month period ended March 31, 1997 reflected higher interest income resulting primarily from increased mortgage loan production and mortgage loans being held for sale in inventory for longer periods of time which was partially offset by interest expense associated with warehouse facilities. The mortgage loans held for sale increased to $955.7 million at March 31, 1997, an increase of 271.2%, from $257.5 million at March 31, 1996.

Servicing Fees. Servicing fees increased to $3.0 million for the three months ended March 31, 1997 from $1.0 million for the three months ended March 31, 1996, an increase of 205.5%. Servicing fees for the three months ended March 31, 1997 were positively affected by an increase in mortgage loans serviced over the prior period. The Company increased its servicing portfolio by $1.72 billion or 196.6% to $2.59 billion as of March 31, 1997 from $783.4 million as of March 31, 1996.

Other. Other revenues, consisting principally of interest on I/O and residual certificates, increased to $1.7 million or 171.8% for the three months ended March 31, 1997 from $0.6 million in three months ended March 31, 1996 as a result of increased securitization volume.

Expenses

The following table sets forth information regarding components of the Company's expenses for the three months ended March 31, 1997 and 1996.


                                                                 For the Three Months
                                                                    Ended March 31,
                                                           -------------------------------
                                                               1997                1996
                                                           ------------       ------------
 Compensation and benefits                                 $ 12,327,950       $  3,666,685
 Selling, general and administrative                          9,592,386          2,240,856
 Other interest expense                                       1,862,477            342,534
 Sharing of proportionate value equity                                0          2,555,000
                                                           ------------       ------------
                Total expenses                             $ 23,782,813       $  8,805,075
                                                           ============       ============


Compensation and benefits increased by $8.6 million or 236.2% to $12.3 million for the three months ended March 31, 1997 from $3.7 million for the three months ended March 31, 1996, principally due to an increase in the number of employees to service the Company's increased mortgage loan production, and $6.2 million relating to compensation and benefits from the Acquisitions.

Selling, general and administrative expenses increased by $7.4 million or 328.1% to $9.6 million for the three months ended March 31, 1997 from $2.2 million for the three months ended March 31, 1996 principally due to an increase in the volume of mortgage loan production, $4.7 million relating to the Acquisitions since their effective dates, an increase of $0.4 million in the cost to carry of securities purchased under agreements to resell, an increase in loan losses of $1.2 million and an increase in amortization expense related to capitalized mortgage servicing rights of $0.6 million.

Other interest expense increased by $1.6 million or 443.7% to $1.9 million for the three months ended March 31, 1997 from $0.3 million for the three months ended March 31, 1996 principally as a result of increased term debt borrowings.

The sharing of proportionate value of equity, representing the amount payable under the Conti VSA, decreased to $0 for the three months ended March 31, 1997 from $2.6 million for the three months ended March 31, 1996. The Company's obligation to make payments under the Conti VSA terminated in March 1996.

Pro Forma Income Taxes. The effective income tax rate for the three months ended March 31, 1997 was approximately 38.9%, which differed from the federal tax rate of 35% primarily due to state income taxes. The increase in the provision for income taxes of $4.7 million or 455.6% to $5.7 million for the three months ended March 31, 1997 from the pro forma provision for income taxes of $1.0 million for the three months ended March 31, 1996 was proportionate to the increase in pre-tax income. The provision for income taxes prior to June 24, 1996 is a pro forma amount because prior to that date the Company operated as a partnership and did not pay any income taxes.

FINANCIAL CONDITION

March 31, 1997 Compared to December 31, 1996

Mortgage loans held for sale at March 31, 1997 were $955.7 million, representing an increase of $41.1 million or 4.5% over mortgage loans held for sale of $914.6 million at December 31, 1996. This increase was a result of increased loan purchases and originations as the Company expanded into new states, loan originations from the Acquisitions since their effective dates, and increased purchasing and origination efforts in states in which the Company had an existing market presence. This increase was also a result of the Company's strategy to increase its financial flexibility by increasing its balance of mortgage loans held for sale.

I/O and residual certificates at December 31, 1996 were $145.1 million, representing an increase of $58.9 million or 68.3% over I/O and residual certificates of $86.2 million at December 31, 1996. This increase was a result of the Company completing two securitizations during the three months ended March 31, 1997 for an aggregate of $725.0 million.

Borrowings under warehouse financing facilities at December 31, 1996 were $967.4 million, representing an increase of $72.3 million or 8.1% over warehouse financing facilities of $895.1 million at December 31, 1996. This increase was a result of increased mortgage loans held for sale and higher utilization of warehouse financing facilities which fund a portion of the premiums paid on loans purchased.

Term debt at March 31, 1997 was $101.2 million, representing an increase of $53.8 million or 113.4% over term debt of $47.4 million at December 31, 1996. This increase was primarily a result of financing the increase in I/O and residual certificates.

Stockholders' equity as of March 31, 1997 was $121.2 million, representing an increase of $31.9 million over stockholders' equity of $89.3 million at December 31, 1996. This increase was primarily a result of common stock issued to acquire Mortgage America and CoreWest and net income for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses its cash flow from the sale of loans through securitizations, whole loan sales, loan origination fees, processing fees, net interest income, servicing fees and borrowings under its warehouse facilities and term debt to meet its working capital needs. The Company's cash requirements include the funding of loan purchases and originations, payment of interest costs, funding of over-collateralization requirements for securitizations, operating expenses, income taxes, acquisitions when acquired for cash and capital expenditures.

The Company has an ongoing need for capital. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to purchase and originate loans. As a result of increased loan purchases and originations and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the during the three months ended March 31, 1997, the Company used cash flow for operating activities of $88.9 million, an increase of $10.2 million, or 13.0%, over cash flows used for operating activities of $78.7 million during the during the three months ended March 31, 1996. During the three months ended March 31, 1997, the Company received cash flows from financing activities of $112.3 million, an increase of $28.9 million or 34.6% over cash flows received from financing activities of $83.4 million during the three months ended March 31, 1997. The cash flows used for operating activities related primarily to the funding of mortgage loan purchases or originations and cash flows received from financing activities related primarily to the funding of the mortgage loan purchases or originations.

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

At March 31, 1997, the Company had a $500 million uncommitted warehouse facility with Bear Sterns Home Equity Trust 1996-1 which also provides additional warehouse financing on an as offered basis and which may result in amounts borrowed to be in excess of $500 million. This facility bears interest at LIBOR plus 0.875%. Approximately $389.5 million was outstanding under this facility at March 31, 1997.

Additionally, at March 31, 1997, the Company had approximately $1.04 billion available under numerous other warehouse lines of credit. As of March 31, 1997, approximately $577.9 million was outstanding under these lines of credit. Interest rates ranged from 6.2% to 7.2% as of March 31, 1997, and all borrowings mature within one year.

Outstanding borrowings on the Company's warehouse financing facilities are collateralized by mortgage loans held for sale and warehouse financing due from correspondents at March 31, 1997 and servicing rights on approximately $250 million of mortgage loans. Upon the sale of these loans and the repayment of warehouse financing due from correspondents, the borrowings under these lines will be repaid.

At March 31, 1997, the Company also had term debt outstanding of $101.2 million which expires through January 2000. Outstanding borrowings under these facilities are secured by I/O and residual certificates and accrue interest at rates ranging from 6.9% to 10.0%.

In December 1996, the Company executed an agreement with Bank of Boston pursuant to which Bank of Boston provided a $25 million one year revolving credit facility subject to the following sublimits and terms: (i) $5 million warehouse line of credit due June 30, 1998, (ii) $25 million to finance interest-only and residual certificates, to be repaid according to a repayment schedule calculated by Bank of Boston with a maximum amortization period after the revolving period of three years; and (iii) $20 million for acquisitions or bridge financing due within six months from the initial borrowing date of each takedown of the bridge financing, but in no event later than June 30, 1998. In April, 1997, the Bank of Boston facility was amended to increase the line of credit to $50.0 million, all of which may be used by the Company to finance either: (i) interest-only and residual certificates or, (ii) bridge financing as described above. In addition, the $50.0 million available under bridge facility maturity date was extended to October 15, 1998.

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

On April 23, 1997, the Company completed an offering for the sale of 6,300,000 shares of common stock (the "Offering"). Of the 6,300,000 shares offered, 5,040,000 were offered by the Company and 1,260,000 were offered by certain stockholders of the Company. The Company received approximately $58 million from the sale of shares, net of underwriting discount and expenses associated with the Offering.

Funds available under the Company's current warehouse and other credit facilities and the net proceeds from the Offering are expected to be sufficient to fund the Company's liquidity requirements, including the implementation of its business strategy, through March 31, 1998. However, the Company has substantial capital requirements and it anticipates that it may need to arrange for additional external cash resources in 1998 through additional financings or offerings.


The Company purchases and originates mortgage loans and then sells them primarily through securitizations. At the time of securitization and the delivery of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or 'spread,' between the interest rate on the loans and the interest rate on the treasury security with a maturity corresponding to the anticipated life of the loans. If interest rates rise between the time the Company originates or purchases the loans and the time the loans are priced at securitization, the spread narrows, resulting in a loss in value of the loans. To protect against such losses, the Company hedges the value of the loans through the short sale of treasury securities. Prior to hedging, the Company performs an analysis of its loans taking into account, among other things, interest rates and maturities to determine the amount, type, duration and proportion of each treasury security to sell short so that the risk to the value of the loans is effectively hedged. The Company executes the sale of the treasury securities with large, reputable securities firms and uses the proceeds received to acquire treasury securities under repurchase agreements. These securities are designated as hedges in the Company's records and are closed out when the loans are sold.

If the value of the hedges decreases, offsetting an increase in the value of the loans, the Company, upon settlement with its counterparty, will pay the hedge loss in cash and realize the corresponding increase in the value of the loans as part of its I/O and residual certificates. Conversely, if the value of the hedges increase, offsetting a decrease in the value of the loans, the Company, upon settlement with its counterparty, the Company will receive the hedge gain in cash and realize the corresponding decrease in the value of the loans through a reduction in the value of the corresponding I/O and residual certificates.

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

           Exhibits
                27 - Financial Data Schedule (for SEC use only)

           Reports on Form 8-K
                None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:     May 14, 1997        IMC MORTGAGE COMPANY



          By:  /s/ Thomas G. Middleton

          Thomas G. Middleton President, Chief Operating Officer, Assistant Secretary and Director




          By: /s/ Stuart D. Marvin

          Stuart D. Marvin Chief Financial Officer