Form 10-Q
period 1997-06-30
IMC MORTGAGE CO
filed 1997-08-14
CIK 1012623

                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



X    Quarterly  Report  Pursuant to Section 13 or 15(d) of the Securities Act of
---- 1934 for the quarterly period ended June 30, 1997.

     Transition Report Pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934.


                          Commission file No. 333-3954
                                             ----------


                              IMC MORTGAGE COMPANY
               (Exact name of issuer as specified in its Charter)



          Florida                                               59-3350574
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            identification number)

                              5901 E. FOWLER AVENUE
                              TAMPA, FLORIDA 33617
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (813) 984-8801


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing for the past 90 days.     Yes   X   No
                                                    ------   ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of each Class:                           Outstanding at August 14, 1997
--------------------------------------         ------------------------------
Common Stock, par value $.01 per share                             29,641,704

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES

                                      INDEX



PART I.   FINANCIAL INFORMATION                                                 Page
                                                                                ----
Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                    June 30, 1997 and December 31, 1996                         1

                  Consolidated Statements of Operations
                    for the three months and six months ended
                    June 30, 1997 and June 30, 1996                             2

                  Consolidated Statements of Cash Flows
                    for the six months ended June 30, 1997
                    and June 30, 1996                                           3

                  Notes to Consolidated Financial Statements                    4

 Item 2.          Management's Discussion and Analysis of
                    Results of Operations and Financial Condition               9


PART II.   OTHER INFORMATION

Item 1.           Legal Proceedings                                             22

Item 2.           Changes in Securities                                         22

Item 3.           Defaults Upon Senior Securities                               22

Item 4.           Submission of Matters to a Vote of Security Holders           22

Item 5.           Other Information                                             22

Item 6.           Exhibits and Reports on Form 8-K                              22

                          PART I. FINANCIAL INFORMATION

                    IMC MORTGAGE COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                              June 30,       December 31,
                                    ASSETS                      1997             1996
                                                           --------------   -------------
                                                            (Unaudited)

Cash and cash equivalents                                  $   19,727,259   $   13,289,128
Securities purchased under agreements to resell               658,800,000      659,490,000
Accrued interest receivable                                    15,148,312        8,311,530
Accounts receivable                                            10,401,953        3,689,540
Mortgage loans held for sale                                1,543,477,641      914,586,703
Interest-only and residual certificates                       206,572,219       86,246,674
Warehouse financing due from correspondents                    18,751,090        5,045,385
Furniture, fixtures and equipment, net                          8,855,200        1,676,822
Capitalized mortgage servicing rights                          15,481,170        6,621,347
Investment in joint venture                                     1,636,274        1,738,760
Goodwill                                                       36,253,756        1,843,144
Other assets                                                    6,766,855        4,809,152
                                                           --------------   --------------
         Total assets                                      $2,541,871,729   $1,707,348,185
                                                           ==============   ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Warehouse finance facilities                            $1,534,614,769   $  895,132,545
   Term debt                                                  127,179,542       47,430,295
   Accrued and other liabilities                               20,705,661       10,309,858
   Accrued interest payable                                     7,151,993        4,077,744
   Securities sold but not yet purchased                      661,614,496      661,061,161
                                                           --------------   --------------
   Total liabilities                                        2,351,266,461    1,618,011,603
                                                           --------------   --------------
Commitments
Stockholders' equity:
   Preferred stock, par value $.01 per share; 10,000,000
     shares authorized; none issued and outstanding                     0                0
   Common stock, par value $.01 per share; 50,000,000
     authorized; and 27,646,097 and 19,669,666 shares
     issued and outstanding                                       276,461          196,696
   Additional paid-in capital                                 158,027,966       76,489,738
   Retained earnings                                           32,300,841       12,650,148
                                                           --------------   --------------
     Total stockholders' equity                               190,605,268       89,336,582
                                                           --------------   --------------
 Total liabilities and stockholders' equity                $2,541,871,729   $1,707,348,185
                                                           ==============   ==============

          See accompanying notes to Consolidated Financial Statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     For the Three Months                For the Six Months
                                                                         Ended June 30,                     Ended June 30,
                                                                 -----------------------------     -----------------------------
                                                                     1997             1996              1997             1996
Revenues:
   Gain on sales of loans                                        $ 32,231,567     $ 11,315,433     $ 59,951,394     $ 22,190,900
   Additional securitization transaction expense                            0       (1,329,053)               0       (4,157,644)
                                                                 ------------     ------------     ------------     ------------
   Net gain on sale of loans                                       32,231,567        9,986,380       59,951,394       18,033,256
                                                                 ------------     ------------     ------------     ------------

   Warehouse interest income                                       32,309,191        6,453,721       53,017,401       11,614,663
   Warehouse interest expense                                     (23,107,299)      (4,457,415)     (37,862,980)      (7,832,659)
                                                                 ------------     ------------     ------------     ------------
      Net warehouse interest income                                 9,201,892        1,996,306       15,154,421        3,782,004
                                                                 ------------     ------------     ------------     ------------

   Servicing fees                                                   3,808,326        1,466,803        6,849,236        2,462,242
   Other                                                            4,530,905          835,709        6,239,234        1,464,245
                                                                 ------------     ------------     ------------     ------------
      Total servicing fees and other                                8,339,231        2,302,512       13,088,470        3,926,487
                                                                 ------------     ------------     ------------     ------------
      Total revenues                                               49,772,690       14,285,198       88,194,285       25,741,747
                                                                 ------------     ------------     ------------     ------------

Expenses:
   Compensation and benefits                                       16,257,573        4,372,965       28,585,523        8,039,650
   Selling, general and administrative                             13,183,864        2,895,854       22,776,250        5,136,710
   Other interest expense                                           3,119,342        1,005,057        4,981,819        1,347,591
   Sharing of proportionate value equity                                    0                0                0        2,555,000
                                                                 ------------     ------------     ------------     ------------
      Total expenses                                               32,560,779        8,273,876       56,343,592       17,078,951
                                                                 ------------     ------------     ------------     ------------
   Income before provision (benefit) for income taxes              17,211,911        6,011,322       31,850,693        8,662,796

   Provision (benefit) for income taxes                             6,500,000       (3,600,000)      12,200,000       (3,600,000)
                                                                 ------------     ------------     ------------     ------------

     Net income                                                  $ 10,711,911     $  9,611,322     $ 19,650,693     $ 12,262,796
                                                                 ============     ============     ============     ============


PRO FORMA DATA (GIVING EFFECT TO PROVISION FOR INCOME TAXES):

Income before provision for income taxes                         $ 17,211,911     $  6,011,322     $ 31,850,693     $  8,662,796
Pro forma provision (actual provision for the three
    months and six months ended June 30, 1997)
    for income taxes                                                6,500,000        2,358,522       12,200,000        3,384,522
                                                                 ------------     ------------     ------------     ------------
    Pro forma (actual for the three months
      and six months ended June 30, 1997) net income             $ 10,711,911     $  3,652,800     $ 19,650,693     $  5,278,274
                                                                 ============     ============     ============     ============

Pro forma (actual for the three months and six months
  ended June 30, 1997) net income per common share               $       0.36     $       0.22     $       0.70     $       0.33
                                                                 ============     ============     ============     ============

Weighted average number of shares outstanding                      29,760,782       16,434,386       27,960,852       16,199,332
                                                                 ============     ============     ============     ============


          See accompanying notes to Consolidated Financial Statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For the Six Months
                                                                                  Ended June 30,
                                                                       -----------------------------------
                                                                             1997                1996
                                                                       ---------------     ---------------
Cash flows for operating activities:
  Net income                                                           $    19,650,693     $    12,262,796
  Adjustments to reconcile net income to net cash used in
   operating activities:
   Sharing of proportionate value of equity                                        ---           2,555,000
   Depreciation and amortization                                             2,909,453             502,255
   Deferred tax assets                                                        (280,000)         (3,600,000)
   Capitalized mortgage servicing rights                                   (10,512,647)         (3,081,154)
   Net loss in joint venture                                                   667,063             227,790
   Net change in operating assets and liabilities, net of effects of acquisitions of businesses:
     Increase in mortgages loans held for sale                            (614,805,938)       (240,249,702)
     Decrease (increase) in securities purchased under agreement
         to resell and securities  sold but not yet purchased                1,243,335          (1,650,815)
     Increase in accrued interest receivable                                (6,836,782)         (1,510,776)
     Increase in warehousing financing due from correspondents             (13,705,705)         (1,097,996)
     Increase in interest-only and residual certificates                  (120,325,545)        (20,113,194)
     Increase in other assets                                               (1,589,218)           (359,806)
     Increase in accounts receivable                                        (6,712,413)         (1,728,375)
     Increase in accrued interest payable                                    3,074,249             976,134
     Increase in accrued and other liabilities                               6,984,983           4,509,042
                                                                       ---------------     ---------------
       Net cash used in operating activities                              (740,238,472)       (252,358,801)
                                                                       ---------------     ---------------
Investing activities:
   Investment in joint venture                                                (564,577)         (2,563,474)
   Purchase of furniture, fixtures, and equipment                           (6,531,409)           (547,908)
   Acquisitions of businesses, net of cash acquired and
     including other cash payments associated with the acquisitions        (10,337,121)                ---
                                                                       ---------------     ---------------
     Net cash used in investing activities                                 (17,433,107)         (3,111,382)
                                                                       ---------------     ---------------


Financing activities:
   Issuance of common stock                                                 58,709,239          58,203,377
   Distributions to stockholders for taxes                                         ---          (9,842,583)
   Borrowings - warehouse                                                2,256,111,305         653,246,666
   Borrowings - term debt                                                   99,650,330          18,387,940
   Repayments of borrowings - warehouse                                 (1,630,460,081)       (438,700,801)

   Repayments of borrowings - term debt                                    (19,901,083)        (11,800,000)
                                                                       ---------------     ---------------
        Net cash provided by financing activities                          764,109,710         269,494,599
                                                                       ---------------     ---------------


Net increase  in cash and cash equivalents                                   6,438,131          14,024,416
Cash and cash equivalents, beginning of period                              13,289,128           5,133,718
                                                                       ---------------     ---------------
Cash and cash equivalents, end of period                               $    19,727,259     $    19,158,134
                                                                       ===============     ===============
 Supplemental disclosure cash flow information:
     Cash paid during the period for interest                          $    41,027,965     $     8,204,116
                                                                       ===============     ===============
     Cash paid during the period for taxes                             $    14,625,300     $           ---
                                                                       ===============     ===============


          See accompanying notes to Consolidated Financial Statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            for the three and six months ended June 30, 1997 and 1996
                                   (unaudited)

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

2.   BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated balance sheet as of June 30, 1997 and the condensed consolidated statements of operations and cash flows included herein have been subjected to a review by Coopers & Lybrand L.L.P., the registrant's independent public accountants, whose report is included as an exhibit to this filing.

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

     In February 1997, the FASB issued SFAS No. 128 "Earnings per Share" ("SFAS 128"), which simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15 "Earnings per Share" and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of "primary" EPS with a presentation of "basic" EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the statement of operations for all entities with complex capital structures. The standard also requires a reconciliation of the numerator and denominator of the "basic" EPS computation to the numerator and denominator of the "diluted" EPS computation. SFAS 128 is effective for fiscal years ending after December 15, 1997, but application to interim periods prior to December 15, 1997 is not permitted. The adoption of SFAS 128 is not expected to have a material effect on the Company's presentation of EPS.

     In March 1997, the FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("SFAS 129"), which consolidates existing disclosure requirements. SFAS 129 contains no change in existing disclosure requirements and is effective for fiscal years ending after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company expects to adopt the provisions of SFAS 130 in the first quarter of 1998 and will reclassify the financial statements for earlier periods provided for comparative purposes as required by the Statement. The application of the new rules will not have an impact on the Company's financial position or results of operations.

4.   PRO FORMA DATA:

     The Partnership which is included in the consolidated financial statements became a wholly owned subsidiary of the Company on June 24, 1996 as described in Note 1. The Partnership made no provision for income taxes since the Partnership's income or losses were passed through to the partners individually.

     The Partnership became subject to income taxes as of June 24, 1996, the effective date of the exchange. The pro forma data included in the consolidated statements of operations of the Company includes a pro forma provision for income taxes for the three months and six months ended June 30, 1996 to indicate what taxes would have been had the exchange occurred in prior periods.

5.   PRO FORMA EARNINGS PER SHARE:

     Pro forma net income per common share for the three months and six months ended June 30, 1996 has been computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period after giving effect to the recapitalization described in Note 1. Dilutive common share equivalents consist of stock options (calculated using the treasury stock method), convertible preferred stock, and stock warrants. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the public offering price of $9 per share during the twelve months immediately preceding the date of the initial filing of the Registration Statement have been included in the calculation of common shares and common share equivalents, using the treasury stock method, as if they were outstanding for all periods presented.

     Weighted average number of shares outstanding is comprised of the following for the three months and six months ended June 30, 1997 and 1996:

                                               For the Three Months         For the Six Months
                                                  Ended June 30,              Ended June 30,
                                             ------------------------    ------------------------
                                                1997          1996          1997          1996

Weighted average number of common
  shares outstanding                         26,202,855    12,505,690    24,087,750    12,252,846
Additional shares deemed outstanding:
    Cheap stock                               3,284,635     3,928,696     3,562,640     3,946,486
    Employee stock options                      273,292             0       310,462             0
                                             ----------    ----------    ----------    ----------
Weighted average number of common
      shares and common share equivalents    29,760,782    16,434,386    27,960,852    16,199,332
                                             ==========    ==========    ==========    ==========

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

       These acquisitions have been accounted for using the purchase method of accounting. The initial purchase price for American Reduction and Equity Mortgage was $9.3 million in cash. The initial purchase price for Mortgage America and CoreWest was valued at $24.5 million by an independent appraiser. The fair value of the acquired companies' tangible assets approximated the liabilities assumed, and accordingly, the majority of the initial purchase prices has been recorded as goodwill which will amortized on a straight-line basis for periods up to 30 years.

       Most of the acquisitions include earn-out arrangements that provide for additional consideration if the acquired company achieves certain performance targets after the acquisition. Any such contingent payments will result in an increase in the amount of recorded goodwill related to such acquisition.

       The operating results of Mortgage America, Equity Mortgage, CoreWest Banc, and American Reduction have been included in the consolidated statement of operations since the effective acquisition dates. On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place at the beginning of 1996, consolidated total revenues would have approximated $22.9 million and $43.1 million for the three months and six months ended June 30, 1996. Consolidated net income would not have been materially different from the reported amounts for the three and six months ended June 30,1996. Such amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 1996.

7.     WAREHOUSE FINANCE FACILITIES AND TERM DEBT:

       The Company has available numerous lines of credit at June 30, 1997 totaling approximately $2.40 billion ($1.02 billion at December 31, 1996) of which at June 30, 1997 approximately $1.53 billion was outstanding ($895.1 million at December 31, 1996). Outstanding borrowings under warehouse finance facilities are collateralized by the mortgage loans held for sale and warehouse financing due from correspondents.

       The Company also has available term debt at June 30, 1997 totaling approximately $183.5 million ($88.3 million at December 31, 1996) of which at June 30, 1997 approximately $127.2 million was outstanding ($47.4 million at December 31, 1996).

8.     STOCKHOLDERS EQUITY:

       On April 23, 1997, the Company completed an offering for the sale of 6,300,000 shares of common stock. Of the 6,300,000 shares offered, 5,040,000 were offered by the Company and 1,260,000 were offered by certain stockholders of the Company. The Company received approximately $58 million from the sale of shares, net of underwriting discount and expenses associated with the offering.

9.     SUBSEQUENT EVENTS:

       Effective July 1, 1997, the Company acquired substantially all of the assets of National Lending Center, Inc. ("National Lending Center"), a non-conforming mortgage lender based in Deerfield Beach, Florida. The purchase price for substantially all of the assets of National Lending Center consists of an initial payment of shares of common stock of the Company and a note payable to the owners of National Lending Center and includes a contingent payment in the future if National Lending Center achieves certain performance targets. The acquisition of National
       Lending Center will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on the fair values at the date of acquisition. The fair value of National Lending Center's assets approximated the liabilities assumed and accordingly, the majority of the initial purchase price is anticipated to be recorded as goodwill. Any contingent payments will result in an increase in the amount of recorded goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The following management's discussion and analysis of the Company's financial condition and results of operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of important factors such as reduced demand for non-conforming loans, competitive forces, too-high expectations of acquired companies, limitations on available funds and market forces affecting the price of the Company's shares.

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

Mortgage America at the time of acquisition originated residential mortgage loans from a network of 32 retail offices located in 29 states. Mortgage America originated over $248 million of residential mortgage loans in 1996, including over $69 million during the last quarter of 1996. IMC purchased $45.3 million of residential mortgage loans from Mortgage America during 1996, including $21.1 million during the last quarter of 1996. Mortgage America originated approximately $98 million and $153 million of residential mortgage loans during the three months and six months ended June 30, 1997.

CoreWest commenced operations in early 1996. At the time of acquisition, CoreWest originated residential mortgage loans primarily through a network of nine mortgage centers located in California, Colorado, Washington, Utah and Oregon. CoreWest originated over $48 million of residential mortgage loans in 1996, including over $22 million during the last quarter of 1996. IMC purchased $10.3 million of residential mortgage loans from CoreWest during 1996, all of which was during the last quarter of 1996. CoreWest originated approximately $57 million and $88 million of residential mortgage loans during the three months and the six months ended June 30, 1997.

Equity Mortgage at the time of acquisition originated residential mortgage loans from its offices in the greater Baltimore metropolitan region, Delaware and Pennsylvania. Equity Mortgage originated approximately $36 million of residential mortgage loans in 1996, including over $11 million during the last quarter of 1996. IMC purchased $12.5 million of residential mortgage loans from Equity Mortgage during 1996, including $3.3 million during the last quarter of 1996. Equity Mortgage originated approximately $10 million and $20 million of residential mortgage loans during the three months and six months ended June 30, 1997.

American Reduction at the time of acquisition originated residential mortgage loans from its main office in Owings Mills, and four satellite offices located in Pennsylvania. American Reduction originated over $80 million of residential mortgage loans in 1996, including over $28 million during the last quarter of 1996. IMC did not purchase a significant amount of residential mortgage loans from American Reduction in 1996. American Reduction originated approximately $35 million of residential mortgage loans during the three months ended June 30, 1997 and $50 million from the date of acquisition (February 1, 1997) to June 30, 1997.

These four acquisitions (collectively, the "Acquisitions") have been accounted for using the purchase method of accounting and the results of operations have been included with the Company's results of operations since the effective acquisition dates. The initial purchase price for American Reduction and Equity Mortgage was $9.3 million in cash. The initial purchase price for Mortgage America and CoreWest was valued at $24.5 million by an independent appraiser. The fair value of the acquired companies' tangible assets approximated the liabilities assumed, and accordingly, the majority of the initial purchase prices has been recorded as goodwill which will amortized on a straight-line basis for periods up to 30 years.

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

Effective July 1, 1997, the Company acquired substantially all of the assets of National Lending Center, Inc. ("National Lending Center"), a non-conforming mortgage lender based in Deerfield Beach, Florida. The purchase price for substantially all of the assets of National Lending Center consists of an initial payment of shares of common stock of the Company and a note payable to the owners of National Lending Center and includes a contingent payment in the future if National Lending Center achieves certain performance targets. The acquisition of National Lending Center will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on the fair values of the date of acquisition. The fair value of National Lending Center's assets approximated the liabilities assumed and accordingly, the majority of the initial purchase price is anticipated to be recorded as goodwill.

National Lending Center originates loans primarily through mortgage brokers and has operations in 17 states throughout the United States. National Lending Center originated approximately $250 million of residential mortgage loans in 1996 and approximately $98.5 million and $160.9 million of residential loans for the three months and six months ended June 30, 1997.


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

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company expects to adopt the provisions of SFAS 130 in the first quarter of 1998 and will reclassify the financial statements for earlier periods provided for comparative purposes as required by the Statement. The application of the new rules will not have an impact on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 1997 Compared to Three Months and Six Months Ended June 30, 1996

Net income for the three and six months ended June 30, 1997 was $10.7 million and $19.7 million representing an increase of $7.0 million and $14.4 million or 193.3% and 272.3% over pro forma net income of $3.7 million and $5.3 million for three and six months ended June 30, 1996. Pro forma net income is calculated on the basis of historical net income, adjusted for a pro forma income tax expense as if the Company had been taxable as a corporation since its inception.

The increase in net income resulted principally from increases in net gain on sale of loans of $22.2 million or 222.8% and $42.0 million or 232.4% to $32.2 million and $60.0 million for the three and six months ended June 30, 1997 from $10.0 million and $18.0 million for the three and six months ended June 30, 1996. Also contributing to the increase in net income was a $7.2 million and an $11.4 million or 360.9% and 300.7% increase in net warehouse interest income to $9.2 million and $15.2 million for the three and six months ended June 30, 1997 from $2.0 million and $3.8 million for the three and six months ended June 30, 1996, a $2.3 million and $4.3 million or 159.6% and 178.2% increase in servicing fees to $3.8 million and $6.8 million for the three and six months ended June 30, 1997 from $1.5 million and $2.5 million for the three and six months ended June 30, 1996 and a $3.7 million and a $4.7 million or 442.2% and a 326.1% increase in other revenues to $4.5 million and $6.2 million for the three and six months ended June 30, 1997 from $0.8 million and $1.5 million for the three and six months ended June 30, 1996.

The increase in income was partially offset by an $11.9 million and $20.6 million or 271.8% and 255.6% increase in compensation and benefits to $16.3 million and $28.6 million for the three and six months ended June 30, 1997 from $4.4 million and $8.0 million for the three and six months ended June 30, 1996, of which $9.1 million and $15.3 million are related to the compensation and benefits of the Acquisitions for the three and six months ended June 30, 1997 and the remainder related primarily to the growth of the Company. The increase in income was also partially offset by a $10.3 million and $17.7 million or 355.3% and 343.4% increase in selling, general and administrative expenses to $13.2 million and $22.8 million for the three and six months ended June 30, 1997 from $2.9 million and $5.1 million for the three and six months ended June 30, 1996, of which increase $7.0 million and $11.7 million are related to the Acquisitions for the three and six months ended June 30, 1997 and the remainder related primarily to the growth of the Company. The increase in income was further offset by a $2.1 million and $3.7 million or 210.4% and 269.7% increase in other interest expense to $3.1 million and $5.0 million for the three and six months ended June 30, 1997 from $ 1.0 million and $1.3 million for the three and six months ended June 30, 1996. Finally, income for the six months ended June 30, 1997 was favorably affected by a $2.6 million or 100% decrease in the sharing of proportionate value of equity representing the Conti VSA to $0 for the six months ended June 30, 1997 from $2.6 million for the six months ended June 30, 1996.

Loan securitization activity totaled $800.0 million and $1.53 billion for the three and six months ended June 30, 1997. The loans securitized consisted primarily of loans acquired in 1996 through the Company's correspondent network. Only a small percentage of the retail loans originated by Mortgage America, CoreWest Banc, Equity Mortgage or American Reduction since the acquisition of these companies, was included in this securitization activity. Costs associated with retail loan production are generally expensed at the time the loan is funded, while related upfront points and origination fees are recognized into income at the time the loans are sold. Accordingly, net income for the three and six months ended June 30, 1997 was reduced by substantially all the costs associated with the retail originations of these four acquisitions, however, a corresponding increase to net income from the related upfront points and origination fees was not recognized. The upfront points and origination fees received in the first two quarters of 1997 will be recognized in future periods as the loans are sold.

Income before taxes was reduced by a provision for income taxes of $6.5 million and $12.2 million for the three and six months ended June 30, 1997 compared to a pro forma provision for income taxes of $2.4 million and $3.4 million for the three and six months ended June 30, 1996, representing an effective tax rate of approximately 37.8% and 38.3% for the three and six months ended June 30, 1997. The provision for income taxes prior to June 24, 1996 are pro forma amounts because prior to that date the Company operated as a partnership and did not pay income taxes at the partnership level.

Revenues

The following table sets forth information regarding components of the Company's revenues for the three months and six months ended June 30, 1997 and 1996:

                                               For the Three Months               For the Six Months
                                                  Ended June 30,                    Ended June 30,
                                          -----------------------------     -----------------------------
                                              1997              1996             1997              1996
                                          ------------     ------------     ------------     ------------

Revenues:
 Gain on sales of loans                   $ 32,231,567     $ 11,315,433     $ 59,951,394     $ 22,190,900
 Additional securitization transaction
    expense                                       ---        (1,329,053)             ---       (4,157,644)
                                          ------------     ------------     ------------     ------------
         Net gain on sale of loans          32,231,567        9,986,380       59,951,394       18,033,256
                                          ------------     ------------     ------------     ------------
    Warehouse interest income               32,309,191        6,453,721       53,017,401       11,614,663
    Warehouse interest expense             (23,107,299)      (4,457,415)     (37,862,980)      (7,832,659)
                                          ------------     ------------     ------------     ------------
         Net warehouse interest income       9,201,892        1,996,306       15,154,421        3,782,004
                                          ------------     ------------     ------------     ------------
  Servicing fees                             3,808,326        1,466,803        6,849,236        2,462,242
  Other                                      4,530,905          835,709        6,239,234        1,464,245
                                          ------------     ------------     ------------     ------------
         Total revenues                   $ 49,772,690     $ 14,285,198     $ 88,194,285     $ 25,741,747
                                          ============     ============     ============     ============

Gain on Sale of Loans, Net. For the three and six months ended June 30, 1997, gain on sale of loans increased to $32.3 million and $60.0 million from $11.3 million and $22.2 million for the three and six months ended June 30, 1996, an increase of 184.8% and 170.2%, reflecting increased loan production and securitizations for the three and six months ended June 30, 1997. The total volume of loans produced increased by 244.9% and 230.5% to $1.4 billion and $2.2 billion for the three and six months ended June 30, 1997 as compared with a total volume of $402.7 million and $666.6 million for the three and six months ended June 30, 1996. Originations by the Company's correspondent network increased 196.0% and 184.5% to $1.1 billion and $1.7 billion for the three and six months ended June 30, 1997 from $371.4 million and $607.9 million for the three and six months ended June 30, 1996, while production from the Company's broker network and direct lending operations increased to approximately $289.3 million and $474.3 million or 824.3% and 708.0% for the three and six months ended June 30, 1997 from $31.3 million and $58.7 million for the three and six months ended June 30, 1996. Production volume increased during the 1997 period due to: (i) the Company's expansion program; (ii) the increase of its securitization activity; (iii) the growth of its loan servicing capability; and (iv) the Acquisitions, which accounted for approximately $200.7 million and $310.7 million in residential mortgage loans originated during the three and six months ended June 30, 1997. For the three and six months ended June 30, 1997, the Company experienced higher gains as it sold more loans through securitizations. Securitizations increased by $600 million and $1.15 billion, an increase of 300.0% and 306.7%, to $800 million and $1.53 billion for the three and six months ended June 30, 1997 from $200 million and $375 million for the three and six months ended June 30, 1996. The number of approved correspondents increased by 192 or 65.3% to 486 at June 30, 1997 from 294 at June 30, 1996 and the number of approved brokers increased by 449 or 31.3% to 1,883 at June 30, 1997 from 1,434 at June 30, 1996. Additional securitization expense decreased to $0 for the three and six months ended June 30, 1997 from $1.3 million and $4.2 million for the three and six months ended June 30, 1996. For the three and six months ended June 30, 1997, gain on sale of loans, net, increased to $32.2 million and $60.0 million from $10.0 and $18.0 million for the three and six months ended June 30, 1996, an increase of 222.8% and 232.4%, reflecting increased loan production and securitizations in the three and six months ended June 30, 1997.

Net Warehouse Interest Income. Net warehouse interest income increased to $9.2 million and $15.2 million for the three and six months ended June 30, 1997 from $2.0 million and $3.8 million for the three and six months ended June 30, 1996, an increase of 360.9% and 300.7%. The increase in the three and six month period ended June 30, 1997 reflected higher interest income resulting primarily from increased mortgage loan production and mortgage loans being held for sale in inventory for longer periods of time which was partially offset by interest expense associated with warehouse facilities. The mortgage loans held for sale increased to $1.54 billion at June 30, 1997, an increase of 256.3%, from $433.3 million at June 30, 1996.

Servicing Fees. Servicing fees increased to $3.8 million and $6.8 million for the three and six months ended June 30, 1997 from $1.5 million and $2.5 million for the three and six months ended June 30, 1996, an increase of 159.6% and 178.2%. Servicing fees for the three and six months ended June 30, 1997 were positively affected by an increase in mortgage loans serviced over the prior period. The Company increased its servicing portfolio by $2.9 billion or 263.6% to $4.0 billion as of June 30, 1997 from $1.1 billion as of June 30, 1996.

Other. Other revenues, consisting principally of interest on interest-only and residual certificates, increased to $4.5 million and $6.2 million or 442.2% and 326.1% for the three and six months ended June 30, 1997 from $0.8 million and $1.5 million in three and six months ended June 30, 1996 as a result of increased securitization volume and investment in interest-only and residual certificates.

Expenses

The following table sets forth information regarding components of the Company's expenses for the three and six months ended June 30, 1997 and 1996.

                                          For the Three Months           For the Six Months
                                              Ended June 30,                Ended June 30,
                                        ------------------------    --------------------------
                                             1997        1996            1997          1996
                                       -----------    ----------    -----------    -----------

Compensation and benefits              $16,257,573    $4,372,965    $28,585,523    $ 8,039,650
Selling, general and administrative     13,183,864     2,895,854     22,776,250      5,136,710
Other interest expense                   3,119,342     1,005,057      4,981,819      1,347,591
Sharing of proportionate value
    equity                                     ---           ---            ---      2,555,000
                                       -----------    ----------    -----------    -----------
               Total expenses          $32,560,779    $8,273,876    $56,343,592    $17,078,951
                                       ===========    ==========    ===========    ===========


Compensation and benefits increased by $11.9 million and $20.6 million or 271.8% and 255.6% to $16.3 million and $28.6 million for the three and six months ended June 30, 1997 from $4.4 million and $8.0 million for the three and six months ended June 30, 1996, principally due to an increase in the number of employees to service the Company's increased mortgage loan production, and $9.1 million and $15.3 million relating to compensation and benefits from the Acquisitions for the three and six months ended June 30, 1997.

Selling, general and administrative expenses increased by $10.3 million and $17.7 million or 355.3% and 343.4% to $13.2 million and $22.8 million for the three and six months ended June 30, 1997 from $2.9 million and $5.1 million for the three and six months ended June 30, 1996 principally due to an increase in the volume of mortgage loan production, with $7.0 million and $11.7 million relating to the Acquisitions for the three and six months ended June 30, 1997, and an increase in amortization expense related to capitalized servicing rights of $0.7 million and $1.4 million for the three and six months ended June 30, 1997.

Other interest expense increased by $2.1 million and $3.7 million or 210.4% and 269.7% to $3.1 million and $5.0 million for the three and six months ended June 30, 1997 from $1.0 million and $1.3 million for the three and six months ended June 30, 1996 principally as a result of increased term debt borrowings.

The sharing of proportionate value of equity, representing the amount payable under the Conti VSA, decreased to $0 for the six months ended June 30, 1997 from $2.6 million for the six months ended June 30, 1996. The Company's obligation to make payments under the Conti VSA terminated in March 1996.

Pro Forma Income Taxes. The effective income tax rate for the three and six months ended June 30, 1997 was approximately 37.8% and 38.3%, which differed from the federal tax rate of 35% primarily due to state income taxes. The increase in the provision for income taxes of $4.1 million and $8.8 million or 175.6% and 260.5% to $6.5 million and $12.2 million for the three and six months ended June 30, 1997 from the pro forma provision for income taxes of $2.4 million and $3.4 million for the three and six months ended June 30, 1996 was proportionate to the increase in pre-tax income. The provision for income taxes prior to June 24, 1996 is a pro forma amount because prior to that date the Company operated as a partnership and did not pay any income taxes.

FINANCIAL CONDITION

June 30, 1997 Compared to December 31, 1996

Mortgage loans held for sale at June 30, 1997 were $1.54 billion, representing an increase of $628.9 million or 68.8% over mortgage loans held for sale of $914.6 million at December 31, 1996. This increase was a result of the Company's strategy to increase its financial flexibility by increasing its balance of mortgage loans held for sale. The increase in the volume of loan originations, allowing the Company to increase its financial flexibility, was a result of increased loan purchases and originations as the Company expanded into new states, loan originations from the Acquisitions since their effective dates, and increased purchasing and origination efforts in states in which the Company had an existing market presence.

Interest-only and residual certificates at June 30, 1997 were $206.6 million, representing an increase of $120.4 million or 139.5% over interest-only and residual certificates of $86.2 million at December 31, 1996. This increase was a result of the Company completing three securitizations during the six months ended June 30, 1997 for an aggregate of $1.53 billion.

Borrowings under warehouse financing facilities at June 30, 1997 were $1.53 billion, representing an increase of $639.5 million or 71.4% over warehouse financing facilities of $895.1 million at December 31, 1996. This increase was a result of increased mortgage loans held for sale and higher utilization of warehouse financing facilities which fund a portion of the premiums paid on loans purchased.

Term debt at June 30, 1997 was $127.2 million, representing an increase of $79.8 million or 168.2% over term debt of $47.4 million at December 31, 1996. This increase was primarily a result of financing the increase in interest-only and residual certificates.

Stockholders' equity as of June 30, 1997 was $190.6 million, representing an increase of $101.3 million over stockholders' equity of $89.3 million at December 31, 1996. This increase was primarily a result of proceeds of approximately $58 million from the sale of 5,040,000 shares of common stock (net of underwriting discount and expenses associated with the offering), common stock issued to acquire Mortgage America and CoreWest, and net income for the six months ended June 30, 1997.

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

The Company has an ongoing need for capital. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to purchase and originate loans. As a result of increased loan purchases and originations and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the six months ended June 30, 1997, the Company used cash flow for operating activities of $740.2 million, an increase of $487.8 million, or 193.3%, over cash flows used for operating activities of $252.4 million during the six months ended June 30, 1996. During the six months ended June 30, 1997, the Company received cash flows from financing activities of $764.1 million, an increase of $494.6 million or 183.5% over cash flows received from financing activities of $269.5 million during the six months ended June 30, 1996. The cash flows used for operating activities related primarily to the funding of mortgage loan purchases or originations and cash flows received from financing activities related primarily to the funding of the mortgage loan purchases or originations.

The Company's sale of loans through securitizations has resulted in an increase in the amount of gain on sale recognized by the Company. The recognition of this gain on sale results in significant cash costs being incurred upon closing of a securitization transaction. The Company does not, however, receive a significant portion of the cash representing the gain until later periods when the related loans are repaid or otherwise collected. The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under warehouse lines of credit with various lenders.

At June 30, 1997, the Company had a $600 million uncommitted warehouse facility with Bear Sterns Home Equity Trust 1996-1. This facility bears interest at LIBOR plus 0.875%. Approximately $428.3 million was outstanding under this facility at June 30, 1997. Subsequent to June 30, 1997, the warehouse facility was increased to $1.0 billion.

At June 30, 1996, the Company had a $900 million uncommitted warehouse facility with Paine Webber Real Estate Securities, Inc. This facility bears interest at rates ranging from LIBOR plus 0.65% to LIBOR plus .90%. Approximately $747.9 million was outstanding under this facility as of June 30, 1997. Subsequent to June 30, 1997, the warehouse facility was increased to $1.25 billion.

Additionally, at June 30, 1997, the Company had approximately $900 million available under numerous other warehouse lines of credit. As of June 30, 1997, approximately $358.4 million was outstanding under these lines of credit. Interest rates ranged from 6.3% to 7.2% as of June 30, 1997, and all borrowings mature within one year.

Outstanding borrowings on the Company's warehouse financing facilities are collateralized by mortgage loans held for sale and warehouse financing due from correspondents at June 30, 1997 and servicing rights on approximately $250 million of mortgage loans. Upon the sale of these loans and the repayment of warehouse financing due from correspondents, the borrowings under these lines will be repaid.

At June 30, 1997, the Company also had term debt outstanding of $127.2 million which expires through January 2000. Outstanding borrowings under these facilities are secured by interest-only and residual certificates and accrue interest at rates ranging from 6.9% to 8.5%.

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

Funds available under the Company's current warehouse and other credit facilities and the net proceeds from the Offering are expected to be sufficient to fund the Company's liquidity requirements, including the implementation of its business strategy, through June 30, 1998. However, the Company has substantial capital requirements and it anticipates that it may need to arrange for additional external cash resources through additional financings or offerings.

The Company purchases and originates mortgage loans and then sells them primarily through securitizations. At the time of securitization and the delivery of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or 'spread,' between the interest rate on the loans and the interest rate paid to investors (which typically is priced based on the treasury security with a maturity corresponding to the anticipated life of the loans). If interest rates rise between the time the Company originates or purchases the loans and the time the loans are priced at securitization, the spread narrows, resulting in a loss in value of the loans. To protect against such losses, the Company hedges the value of the loans through the short sale of treasury securities. Prior to hedging, the Company performs an analysis of its loans taking into account, among other things, interest rates and maturities to determine the amount, type, duration and proportion of each treasury security to sell short so that the risk to the value of the loans is effectively hedged. The Company executes the sale of the treasury securities with large, reputable securities firms and uses the proceeds received to acquire treasury securities under repurchase agreements. These securities are designated as hedges in the Company's records and are closed out when the loans are sold.

If the value of the hedges decreases, offsetting an increase in the value of the loans, the Company, upon settlement with its counterparty, will pay the hedge loss in cash and realize the corresponding increase in the value of the loans as part of its interest-only and residual certificates. Conversely, if the value of the hedges increase, offsetting a decrease in the value of the loans, the Company, upon settlement with its counterparty, will receive the hedge gain in cash and realize the corresponding decrease in the value of the loans through a reduction in the value of the corresponding interest-only and residual certificates.

The Company believes that its hedging activities using treasury securities are substantially similar in purpose, scope and execution to customary hedging activities using treasury securities engaged in by many of its competitors.

INFLATION

Inflation historically has had no material effect on the Company's results of operations. Inflation affects the Company most in the area of loan originations and can have an effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Profitability may be directly affected by the level and fluctuation in interest rates which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the ability of the Company to purchase and originate loans and affect the mix of first and second mortgage loan products. Generally, first mortgage production increases relative to second mortgage production in response to low interest rates and second mortgage production increases relative to first mortgage production during periods of high interest rates. A significant decline in interest rates could decrease the size of the Company's loan servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent servicing rights and interest-only and residual certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates which would have a material adverse effect on the Company's results of operations and financial condition. Conversely, lower than anticipated rates of loan prepayments or gains would allow the Company to increase the value of interest-only and residual certificates which could have a favorable effect on the Company's results of operations and financial condition. Fluctuating interest rates also may affect the net interest income earned by the Company from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities. In addition, inverse or flattened interest yield curves could have an adverse impact on the profitability of the Company because the loans pooled and sold by the Company have long-term rates, while the senior interests in the related REMIC trusts are priced on the basis of intermediate term rates.

                           PART II. OTHER INFORMATION

PART II.           OTHER INFORMATION



Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits

            27 - Financial Data Schedule
                 (for SEC use only)

            99 - Report of Independent Accountants

         B. Reports on Form 8-K

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:     August 14, 1997        IMC MORTGAGE COMPANY





By:  /s/ Thomas G. Middleton

Thomas G. Middleton President, Chief Operating Officer, Assistant Secretary and Director







By:  /s/ Stuart D. Marvin

Stuart D. Marvin Chief Financial Officer