Form 10-Q
period 1997-09-30
IMC MORTGAGE CO
filed 1997-11-14
CIK 1012623

                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of
---  1934 for the quarterly period ended September 30, 1997.

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934.

                          Commission file No.   333-3954
                                              ------------

                              IMC MORTGAGE COMPANY
               (Exact name of issuer as specified in its Charter)



                     Florida                        59-3350574
          -----------------------------------------------------------
          (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)       identification number)

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
Yes   X   No
    -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of each Class:                         Outstanding at November 14, 1997
--------------------------------------       --------------------------------
Common Stock, par value $.01 per share       30,665,119

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES

                                    INDEX



                                                                             Page
                                                                             ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of
         September 30, 1997 and December 31, 1996                              1

        Consolidated Statements of Operations
         for the three months and nine months ended
         September 30, 1997 and September 30, 1996                             2

        Consolidated Statements of Cash Flows
         for the nine months ended September 30, 1997
         and September 30, 1996                                                3

        Notes to Consolidated Financial Statements                             4

Item 2. Management's Discussion and Analysis of
         Results of Operations and
         Financial Condition                                                   9


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     21

Item 2. Changes in Securities                                                 21

Item 3. Defaults Upon Senior Securities                                       21

Item 4. Submission of Matters to a Vote of Security Holders                   21

Item 5. Other Information                                                     21

Item 6. Exhibits and Reports on Form 8-K                                      21

                          PART I. FINANCIAL INFORMATION

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              September 30,      December 31,
                                                                  1997               1996
                                                             --------------     --------------
                                                              (Unaudited)

                  ASSETS
Cash and cash equivalents                                    $   11,104,565     $   13,289,128
Securities purchased under agreements to resell                 567,700,000        659,490,000
Accrued interest receivable                                      26,721,004          8,311,530
Accounts receivable                                              12,767,910          3,689,540
Mortgage loans held for sale                                  1,794,933,611        914,586,703
Interest-only and residual certificates                         318,081,256         86,246,674
Warehouse financing due from correspondents                      21,706,005          5,045,385
Furniture, fixtures and equipment, net                           12,690,598          1,676,822
Capitalized mortgage servicing rights                            24,730,863          6,621,347
Investment in joint venture                                       1,713,023          1,738,760
Goodwill                                                         84,467,919          1,843,144
Other assets                                                     15,499,895          4,809,152
                                                             --------------     --------------
                  Total assets                               $2,892,116,649     $1,707,348,185
                                                             ==============     ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Warehouse finance facilities                              $1,799,313,546     $  895,132,545
   Term debt                                                    254,188,773         47,430,295
   Accrued and other liabilities                                 22,763,144         10,309,858
   Accrued interest payable                                      13,846,771          4,077,744
   Securities sold but not yet purchased                        569,925,842        661,061,161
                                                             --------------     --------------
   Total liabilities                                          2,660,038,076      1,618,011,603
                                                             --------------     --------------
Commitments
Stockholders' equity:
   Preferred stock, par value $.01 per share; 10,000,000
       shares authorized; none issued and outstanding                     -                  -
   Common stock, par value $.01 per share; 50,000,000
       authorized; and 30,358,478 and 19,669,666 shares
       issued and outstanding                                       303,585            196,696
   Additional paid-in capital                                   186,005,962         76,489,738
   Retained earnings                                             45,769,026         12,650,148
                                                             --------------     --------------
         Total stockholders' equity                             232,078,573         89,336,582
                                                             --------------     --------------

Total liabilities and stockholders' equity                   $2,892,116,649     $1,707,348,185
                                                             ==============     ==============

          See accompanying notes to Consolidated Financial Statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the Three Months                For the Nine Months
                                                               Ended September 30,                Ended September 30,
                                                        ------------------------------      -------------------------------
                                                           1997               1996              1997               1996
Revenues:
   Gain on sales of loans                               $ 59,096,344      $ 12,537,421      $ 119,047,738      $ 34,728,321
   Additional securitization transaction expense                   -                 -                  -        (4,157,644)
                                                        ------------      ------------      -------------      ------------
   Net gain on sale of loans                              59,096,344        12,537,421        119,047,738        30,570,677
                                                        ------------      ------------      -------------      ------------
   Warehouse interest income                              38,436,720        10,634,571         91,454,121        22,249,234
   Warehouse interest expense                            (32,079,402)       (6,672,572)       (69,942,382)      (14,505,231)
                                                        ------------      ------------      -------------      ------------
      Net warehouse interest income                        6,357,318         3,961,999         21,511,739         7,744,003
                                                        ------------      ------------      -------------      ------------

   Servicing fees                                          5,374,714         1,753,139         12,223,950         4,215,381
   Other                                                   2,900,208         1,513,446          9,139,442         2,977,691
                                                        ------------      ------------      -------------      ------------
      Total servicing fees and other                       8,274,922         3,266,585         21,363,392         7,193,072
                                                        ------------      ------------      -------------      ------------
      Total revenues                                      73,728,584        19,766,005        161,922,869        45,507,752
                                                        ------------      ------------      -------------      ------------

Expenses:
   Compensation and benefits                              26,373,221         3,947,843         54,958,744        11,987,493
   Selling, general and administrative                    20,547,997         5,279,887         43,324,247        10,416,597
   Other interest expense                                  4,539,181           473,202          9,521,000         1,820,793
   Sharing of proportionate value equity                           0                 0                  0         2,555,000
                                                        ------------      ------------      -------------      ------------
      Total expenses                                      51,460,399         9,700,932        107,803,991        26,779,883
                                                        ------------      ------------      -------------      ------------
    Income before provision for income taxes              22,268,185        10,065,073         54,118,878        18,727,869
    Provision for income taxes                             8,800,000         3,975,701         21,000,000           375,701
                                                        ------------      ------------      -------------      ------------

      Net income                                        $ 13,468,185      $  6,089,372      $  33,118,878      $ 18,352,168
                                                        ============      ============      =============      ============

PRO FORMA DATA (GIVING EFFECT TO PROVISION
  FOR INCOME TAXES):

Income before provision for income taxes                $ 22,268,185      $ 10,065,073      $  54,118,878      $ 18,727,869
Pro forma provision (actual provision for the three
    months ended September 30, 1997 and 1996 and
    the nine months ended September 30, 1997)
    for income taxes                                       8,800,000         3,975,701         21,000,000         7,397,508
                                                        ------------      ------------      -------------      ------------
  Pro forma net income                                  $ 13,468,185      $  6,089,372      $  33,118,878      $ 11,330,361
                                                        ============      ============      =============      ============

Pro forma (actual for the three months ended
  September 30, 1997 and 1996 and the
  nine months ended September 30, 1997) net income
  per common share                                      $       0.39      $       0.26      $        1.08      $       0.64
                                                        ============      ============      =============      ============

Weighted average number of shares outstanding             34,743,402        23,431,704         30,723,301        17,683,600
                                                        ============      ============      =============      ============


          See accompanying notes to Consolidated Financial Statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                         -----------------------------------
                                                                              1997                 1996
                                                                         ---------------      --------------
Operating activities:
  Net income                                                             $    33,118,878      $   18,352,168
  Adjustments to reconcile net income to net cash used in
  operating activities:
  Sharing of proportionate value of equity                                             -           2,555,000
  Depreciation and amortization                                                6,058,278             926,201
  Deferred taxes                                                              (1,479,000)                  -
  Capitalized mortgage servicing rights                                      (21,281,715)         (5,780,936)
  Net loss in joint venture                                                    1,200,761             635,848
  Net change in operating assets and liabilities, net of effects of acquisitions of businesses:
     Increase in mortgages loans held for sale                              (848,340,978)       (432,632,747)
     Decrease (increase) in securities purchased under agreement
        to resell and securities sold but not yet purchased                      654,681            (224,207)
     Increase in accrued interest receivable                                 (18,388,431)         (3,949,912)
     Increase in warehousing financing due from correspondents               (21,467,018)         (2,667,428)
     Increase in interest-only and residual certificates                    (231,834,582)        (46,222,260)
     Increase in other assets                                                 (8,248,134)         (1,427,635)
     Increase in accounts receivable                                          (8,374,573)         (4,463,994)
     Increase in accrued interest payable                                      9,769,027           1,834,448
     (Decrease) increase in accrued and other liabilities                     (1,191,998)          5,939,922
                                                                         ---------------      --------------
     Net cash used in operating activities                                (1,109,804,804)       (467,125,532)
                                                                         ---------------      --------------

Investing activities:
  Investment in joint venture                                                 (1,175,024)         (2,591,011)
  Purchase of furniture, fixtures, and equipment                             (10,403,945)           (778,574)
  Acquisitions of businesses, net of cash acquired and
     including other cash payments associated with the acquisitions          (11,868,383)                  -
                                                                         ---------------      --------------
     Net cash used in investing activities                                   (23,447,352)         (3,369,585)
                                                                         ---------------      --------------

Financing activities:
  Issuance of common stock                                                    59,672,007          58,203,377
  Distributions to stockholders for taxes                                              0         (11,149,228)
  Borrowings - warehouse                                                   4,078,065,800       1,124,609,329
  Borrowings - term debt                                                     257,066,330          38,570,409
  Repayments of borrowings - warehouse                                    (3,200,187,598)       (719,181,024)
  Repayments of borrowings - term debt                                       (63,548,946)        (16,135,906)
                                                                         ---------------      --------------
     Net cash provided by financing activities                             1,131,067,593         474,916,957
                                                                         ---------------      --------------


Net (decrease) increase  in cash and cash equivalents                         (2,184,563)          4,421,840
Cash and cash equivalents, beginning of period                                13,289,128           5,133,718
                                                                         ---------------      --------------
Cash and cash equivalents, end of period                                 $    11,104,565      $    9,555,558
                                                                         ===============      ==============

Supplemental disclosure cash flow information:
     Cash paid during the period for interest                            $    69,694,355      $   14,491,756
                                                                         ===============      ==============
     Cash paid during the period for taxes                               $    23,380,150      $            -
                                                                         ===============      ==============

          See accompanying notes to Consolidated Financial Statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                for the three and nine months ended September 30,
                                  1997 and 1996
                                   (unaudited)

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

2.   BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated balance sheet as of September 30, 1997 and the condensed consolidated statements of operations and cash flows included herein have been subjected to a review by Coopers & Lybrand L.L.P., the registrant's independent public accountants, whose report is included as an exhibit to this filing.

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

     The Partnership became subject to income taxes as of June 24, 1996, the effective date of the exchange. The pro forma data included in the consolidated statements of operations of the Company includes a pro forma provision for income taxes for the nine months ended September 30, 1996 to indicate what taxes would have been had the exchange occurred in prior periods.

5.   PRO FORMA EARNINGS PER SHARE:

     Pro forma net income per common share for the nine months ended September 30, 1996 has been computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period after giving effect to the recapitalization described in Note 1. Dilutive common share equivalents consist of stock options (calculated using the treasury stock method), convertible preferred stock, stock warrants and common stock contingently issuable under earn-out arrangements with acquired companies. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the public offering price of $9 per share during the twelve months immediately preceding the date of the initial filing of the Registration Statement have been included in the calculation of common shares and common share equivalents, using the treasury stock method, as if they were outstanding for all periods presented.

     Weighted average number of shares outstanding is comprised of the following for the three months and nine months ended September 30, 1997 and 1996:

                                               For the Three Months           For the Nine Months
                                                Ended September 30,           Ended September 30,
                                             -------------------------     -------------------------
                                                1997           1996           1997           1996
                                                ----           ----           ----           ----
Weighted average number of common
     shares outstanding                      30,216,518     19,669,666     26,153,123     14,743,166
Additional shares deemed outstanding:
     Cheap stock                              3,160,470      3,741,384      3,427,056      2,933,624
     Employee stock options                     216,296         20,654        282,114          6,810
     Contingent shares                        1,150,118              -        861,008              -
                                             ----------     ----------     ----------     ----------
Weighted average number of common
     Shares and common share equivalents     34,743,402     23,431,704     30,723,301     17,683,600
                                             ==========     ==========     ==========     ==========


6.   ACQUISITIONS

     Effective January 1, 1997, the Company acquired all of the assets of Mortgage America, Inc. ("Mortgage America"), a non-conforming mortgage lender based in Bay City, Michigan and Equity Mortgage Co., Inc. ("Equity Mortgage"), a non-conforming mortgage lender based in Baltimore, Maryland, and all of the outstanding common stock of CoreWest Banc ("CoreWest"), a non-conforming mortgage lender based in Los Angeles, California. Effective February 1, 1997, the Company acquired all of the assets of American Mortgage Reduction, Inc. ("American Reduction"), a non-conforming mortgage lender based in Owings Mills, Maryland. Effective July 1, 1997, the Company acquired substantially all of the assets of National Lending Center, Inc. ("National Lending Center"), a non-conforming mortgage lender based in Deerfield Beach, Florida, and Central Money Mortgage Co., Inc. ("Central Money Mortgage"), a non-conforming mortgage lender based in Baltimore, Maryland.

     These acquisitions have been accounted for using the purchase method of accounting. The fair value of the acquired companies' tangible assets approximated the liabilities assumed, and accordingly, the majority of the initial purchase prices has been recorded as goodwill which will be amortized on a straight-line basis for periods up to 30 years. The aggregate purchase price for these acquisitions included cash, approximately 4.7 million shares of common stock, and $13.2 million of notes payable. The Company recorded goodwill of approximately $84.0 million related to these acquisitions. Most of the acquisitions include earn-out arrangements that provide for additional consideration if the acquired company achieves certain performance targets after the acquisition. Any such contingent payments will result in an increase in the amount of recorded goodwill related to such acquisition.

     The operating results of Mortgage America, Equity Mortgage, CoreWest Banc, American Reduction, National Lending Center, and Central Money Mortgage have been included in the consolidated statement of operations since the effective acquisition dates. On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place at the beginning of 1996, consolidated total revenues would have approximated
     $188 million and $88 million for the nine months ended September 30, 1997 and 1996, respectively and $34 million for the three months ended September 30, 1996. Consolidated net income and earnings per share would not have been materially different from the reported amounts for the nine months ended September 30, 1997 and 1996 and the three months ended September 30, 1996. Such amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 1996.

7.   WAREHOUSE FINANCE FACILITIES AND TERM DEBT:

     The Company has available numerous lines of credit at September 30, 1997 totaling approximately $3.27 billion ($1.02 billion at December 31, 1996) of which at September 30, 1997 approximately $1.80 billion was outstanding ($895.1 million at December 31, 1996). Outstanding borrowings under warehouse finance facilities are collateralized by the mortgage loans held for sale and warehouse financing due from correspondents.

     The Company also has available term debt at September 30, 1997 totaling approximately $281.2 million ($88.3 million at December 31, 1996) of which at September 30, 1997 approximately $254.2 million was outstanding ($47.4 million at December 31, 1996).

8.   MORTGAGE LOANS HELD FOR SALE:

     Mortgage loans held for sale at September 30, 1997 of $1.79 billion (which includes a deferred hedge loss of $2.2 million and is net of an allowance of $8.0 million), consistent with mortgage loans held for sale at December 31, 1996 of $914.6 million (which includes a deferred hedge loss of $1.6 million and is net of an allowance of $1.1 million) is comprised primarily of loans secured by first or second mortgages on one-to-four family residences. In October 1997, the Company completed a securitization through a public offering of securities for delivery of $700.0 million of mortgage loans.

9.   STOCKHOLDERS EQUITY:

     On April 23, 1997, the Company completed an offering for the sale of 6,300,000 shares of common stock. Of the 6,300,000 shares offered, 5,040,000 were offered by the Company and 1,260,000 were offered by certain stockholders of the Company. The Company received approximately $58 million from the sale of shares, net of underwriting discount and expenses associated with the offering.

10.  SUBSEQUENT EVENTS:

     Effective October 1, 1997, the Company acquired substantially all of the assets of Residential Mortgage Corporation ("Residential Mortgage"), a non-conforming mortgage lender based in Cranston, Rhode Island. The purchase price for substantially all of the assets of Residential Mortgage consists of an initial payment of shares of common stock of the Company and includes a contingent payment in the future if Residential Mortgage achieves certain performance targets. The acquisition of Residential Mortgage will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on the fair values at the date of acquisition. The fair value of Residential Mortgage's assets approximated the liabilities assumed and accordingly, the majority of the initial purchase price is anticipated to be recorded as goodwill. Any contingent payments will result in an increase in the amount of recorded goodwill.

     On November 4, 1997, the Company sold, on a non-recourse basis, interest-only and residual certificates that as of September 30, 1997 had an estimated net book value of $267 million. The sale was effected through a securitization (the "Excess Cashflow Securitization") by which the Company received approximately $228 million of net cash proceeds, or approximately 85% of the estimated net book value, and retained a subordinated residual certificate for the remaining balance. The Company does not expect to recognize any gain or loss as a result of the Excess Cashflow Securitization. The Company used the net proceeds to retire or reduce certain term debt.

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

GENERAL

IMC is a specialized consumer finance company engaged in purchasing, originating, servicing and selling home equity loans secured primarily by first liens on one- to four-family residential properties. The Company focuses on lending to individuals whose borrowing needs are generally not being served by traditional financial institutions due to such individuals' impaired credit profiles and other factors. Loan proceeds are typically used by such individuals to consolidate or refinance debt, to finance home improvements, to pay educational expenses and for a variety of other uses. By focusing on individuals with impaired credit profiles and providing prompt responses to their borrowing requests, the Company has been able to charge higher interest rates for its loan products than typically are charged by conventional mortgage lenders.

Pursuant to the Company's acquisition strategy, effective January 1, 1997, the Company acquired all of the assets of Mortgage America, Inc. ("Mortgage America"), a non-conforming mortgage lender based in Bay City, Michigan and Equity Mortgage Co., Inc. ("Equity Mortgage"), a non-conforming mortgage lender based in Baltimore, Maryland, and all of the outstanding common stock of CoreWest Banc ("CoreWest"), a non-conforming mortgage lender based in Los Angeles, California. Effective February 1, 1997, The Company acquired all of the assets of American Mortgage Reduction, Inc. ("American Reduction"), a non-conforming mortgage lender based in Owings Mills, Maryland. Effective July 1, 1997, the Company acquired substantially all of the assets of National Lending Center, Inc. ("National Lending Center"), a non-conforming mortgage lender based in Deerfield Beach, Florida, and Central Money Mortgage Co., Inc. ("Central Money Mortgage"), a non-conforming mortgage lender based in Baltimore, Maryland.

Mortgage America at the time of acquisition originated residential mortgage loans from a network of 32 retail offices located in 29 states. Mortgage America originated over $248 million of residential mortgage loans in 1996, including over $69 million during the last quarter of 1996. IMC purchased $45.3 million of residential mortgage loans from Mortgage America during 1996, including $21.1 million during the last quarter of 1996. Mortgage America originated approximately $103 million and $256 million of residential mortgage loans during the three months and nine months ended September 30, 1997.

CoreWest commenced operations in early 1996. At the time of acquisition, CoreWest originated residential mortgage loans primarily through a network of nine mortgage centers located in California, Colorado, Washington, Utah and Oregon. CoreWest originated over $48 million of residential mortgage loans in 1996, including over $22 million during the last quarter of 1996. IMC purchased $10.3 million of residential mortgage loans from CoreWest during 1996, all of which was during the last quarter of 1996. CoreWest originated approximately $94 million and $181 million of residential mortgage loans during the three months and the nine months ended September 30, 1997.

Equity Mortgage at the time of acquisition originated residential mortgage loans from its offices in the greater Baltimore metropolitan region, Delaware and Pennsylvania. Equity Mortgage originated approximately $36 million of residential mortgage loans in 1996, including over $11 million during the last quarter of 1996. IMC purchased $12.5 million of residential mortgage loans from Equity Mortgage during 1996, including $3.3 million during the last quarter of 1996. Equity Mortgage originated approximately $7 million and $28 million of residential mortgage loans during the three months and nine months ended September 30, 1997.

American Reduction at the time of acquisition originated residential mortgage loans from its main office in Owings Mills, and four satellite offices located in Pennsylvania. American Reduction originated over $80 million of residential mortgage loans in 1996, including over $28 million during the last quarter of 1996. IMC did not purchase a significant amount of residential mortgage loans from American Reduction in 1996. American Reduction originated approximately $30 million of residential mortgage loans during the three months ended September 30, 1997 and $79 million from the date of acquisition (February 1, 1997) to September 30, 1997.

National Lending Center at the time of acquisition originated residential mortgage loans primarily through mortgage brokers and had operations in 17 states. National Lending Center originated approximately $250 million of residential mortgage loans in 1996 and approximately $166 million of residential mortgage loans during the first six months of 1997. IMC purchased $36.8 million and $74.1 million of residential mortgage loans from National Lending Center in 1996 and the first six months of 1997, respectively. National Lending Center originated approximately $102 million loans during the three months ended September 30, 1997.

Central Money Mortgage at the time of acquisition originated residential mortgage loans primarily through mortgage brokers in nine states and through one retail office in Maryland. Central originated approximately $76 million of residential mortgage loans in 1996 and approximately $52 million of residential mortgage loans during the first six months of 1997. IMC purchased $61.8 million and $34.6 million of residential mortgage loans from Central Money Mortgage in 1996 and the first six months of 1997, respectively. Central Money Mortgage originated approximately $29 million of residential mortgage loans during the three months ended September 30, 1997.

These six acquisitions (collectively, the "Acquisitions") have been accounted for using the purchase method of accounting and the results of operations have been included with the Company's results of operations since the effective acquisition dates. The fair value of the acquired companies' tangible assets approximated the liabilities assumed, and accordingly, the majority of the initial purchase prices has been recorded as goodwill which will be amortized on a straight-line basis for periods up to 30 years.

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

Effective October 1, 1997, IMC acquired substantially all of the assets of Residential Mortgage Corporation ("Residential Mortgage"), a mortgage lender based in Cranston, Rhode Island. Residential Mortgage originates residential mortgage loans primarily through mortgage brokers in twelve states and through one retail office in Rhode Island. Residential Mortgage originated approximately $115 million of residential mortgage loans in 1996, (of which approximately $59 were non-conforming loans) and approximately $99 million of residential mortgage loans the first nine months of 1997 (of which approximately $58 million were non-conforming loans). IMC purchased $10.6 million of residential mortgage loans from Residential Mortgage during the first nine months of 1997. IMC did not purchase a significant amount of residential mortgage loans from Residential Mortgage during 1996.

The purchase price for substantially all of the assets of Residential Mortgage consists of an initial payment of shares of common stock of the Company and includes a contingent payment in the future if Residential Mortgage achieves certain performance targets. The acquisition of Residential Mortgage will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on the fair values of the date of acquisition. The fair value of Residential Mortgage assets approximated the liabilities assumed and accordingly, the majority of the initial purchase price is anticipated to be recorded as goodwill.

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

In March 1997, the FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("SFAS 129"), which consolidates existing disclosure requirements and is effective for fiscal years ending after December 15, 1997.

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company expects to adopt the provisions of SFAS 130 in the first quarter of 1998 and will reclassify the financial statements for earlier periods provided for comparative purposes are required by the Statement. The application of the new rules will not have an impact on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 1997 Compared to Three Months and Nine Months Ended September 30, 1996.

Net income for the three and nine months ended September 30, 1997 was $13.5 million and $33.1 million representing an increase of $7.4 million and $21.8 million or 121.2% and 192.3% over net income of $6.1 million for the three months ended September 30, 1996 and pro forma net income of $11.3 million for the nine months ended September 30, 1996. Pro forma net income is calculated on the basis of historical net income, adjusted for a pro forma income tax expense as if the Company had been taxable as a corporation since its inception.

The increase in net income resulted principally from increases in net gain on sale of loans of $46.6 million or 371.4% and $88.5 million or 289.4% to $59.1 million and $119.0 million for the three and nine months ended September 30, 1997 from $12.5 million and $30.6 million for the three and nine months ended September 30, 1996. Also contributing to the increase in net income was a $2.4 million and a $13.8 million or 60.5% and 177.8% increase in net warehouse interest income to $6.4 million and $21.5 million for the three and nine months ended September 30, 1997 from $4.0 million and $7.7 million for the three and nine months ended September 30, 1996, a 206.6% and 190.0% increase in servicing fees to $5.4 million and $12.2 million for the three and nine months ended September 30, 1997 from $1.8 million and $4.2 million for the three and nine months ended September 30, 1996, and a 91.6% and a 206.9% increase in other revenues to $2.9 million and $9.1 million for the three and nine months ended September 30, 1997 from $1.5 million and $3.0 million for the three and nine months ended September 30, 1996.

The increase in income was partially offset by a $22.4 million and $43.0 million or 568.0% and 358.5% increase in compensation and benefits to $26.4 million and $55.0 million for the three and nine months ended September 30, 1997 from $3.9 million and $12.0 million for the three and nine months ended September 30, 1996, of which $15.2 million and $30.5 million are related to the compensation and benefits of the Acquisitions for the three and nine months ended September 30, 1997 and the remainder related primarily to the growth of the Company. The increase in income was also partially offset by a $15.3 million and $32.9 million or 289.2% and 315.9% increase in selling, general and administrative expenses to $20.5 million and $43.3 million for the three and nine months ended September 30, 1997 from $5.3 million and $10.4 million for the three and nine months ended September 30, 1996, of which increase of $8.0 million and $19.7 million related to the Acquisitions for the three and nine months ended September 30, 1997, an increase in the valuation allowance for mortgage loans held for sale of $5.0 million and $6.9 million for the three and nine months ended September 30, 1997, an increase in amortization expenses of $2.0 million and $4.2 million related to the amortization of goodwill and capitalized mortgage servicing rights for the three and nine months ended September 30, 1997, and the remainder related primarily to the growth of the Company. The increase in income was further offset by a $4.0 million and $7.7 million or 859.2% and 422.9% increase in other interest expense to $4.5 million and $9.5 million for the three and nine months ended September 30, 1997 from $0.5 million and $1.8 million for the three and nine months ended September 30, 1996. Finally, income for the nine months ended September 30, 1997 was favorably affected by a $2.6 million or 100% decrease in the sharing of proportionate value of equity representing a value sharing arrangement with ContiFinancial Corporation (the "Conti VSA") to $0 for the nine months ended September 30,
1997 from $2.6 million for the nine months ended September 30, 1996.

Loan securitization activity totaled $1.55 billion and $3.08 billion for the three and nine months ended

September 30, 1997. Costs associated with retail loan production are generally expensed at the time the loan is funded, while related upfront points and origination fees are recognized into income at the time the loans are sold. Accordingly, net income for the three months ended September 30, 1997 was reduced by substantially all the costs associated with the retail originations of National Lending Center and Central Money Mortgage (which approximated $5 million), however, a corresponding increase to net income from the related upfront points and origination fees was not recognized. The upfront points and origination fees received in the three months ended September 30, 1997 will be recognized in future periods as the loans are sold.

Income before taxes was reduced by a provision for income taxes of $8.8 million and $21.0 million for the three and nine months ended September 30, 1997 compared to a provision for income taxes of $4.0 million for the three months ended September 30, 1996 and a pro forma provision for income taxes of $7.4 million for the nine months ended September 30, 1996, representing an effective tax rate of approximately 39% for the three and nine months ended September 30, 1997. The provision for income taxes prior to June 24, 1996 is a pro forma amount because prior to that date the Company operated as a partnership and did not pay income taxes at the partnership level.

Revenues

The following table sets forth information regarding components of the Company's revenues for the three months and nine months ended September 30, 1997 and 1996:

                                                       For the Three Months                 For the Nine Months
                                                        Ended September 30,                 Ended September 30,
                                                  ------------------------------      -------------------------------
                                                      1997              1996               1997              1996
                                                      ----              ----               ----              ----
Revenues:
Gain on sales of loans                            $ 59,096,344      $ 12,537,421      $ 119,047,738      $ 34,728,321
Additional securitization transaction expense               --                 -                 --        (4,157,644)
                                                  ------------      ------------      -------------      ------------
     Net gain on sale of loans                      59,096,344        12,537,421        119,047,738        30,570,677
                                                  ------------      ------------      -------------      ------------
   Warehouse interest income                        38,436,720        10,634,571         91,454,121        22,249,234
   Warehouse interest expense                      (32,079,402)       (6,672,572)       (69,942,382)      (14,505,231)
                                                  ------------      ------------      -------------      ------------
     Net warehouse interest income                   6,357,318         3,961,999         21,511,739         7,744,003
                                                  ------------      ------------      -------------      ------------
   Servicing fees                                    5,374,714         1,753,139         12,223,950         4,215,381
   Other                                             2,900,208         1,513,446          9,139,442         2,977,691
                                                  ------------      ------------      -------------      ------------
     Total revenues                               $ 73,728,584      $ 19,766,005      $ 161,922,869      $ 45,507,752
                                                  ============      ============      =============      ============



Gain on Sale of Loans, Net. For the three and nine months ended September 30, 1997, gain on sale of loans increased to $59.1 million and $119.0 million from $12.5 million and $34.7 million for the three and nine months ended September 30, 1996, an increase of 371.4% and 242.8%, reflecting increased loan production and securitizations for the three and nine months ended September 30, 1997 offset by higher premiums paid on loan production and higher prepayment speeds (lower average loan life) assumed in securitizations for the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996. The average premium paid for loan production was 5.4% and 5.4% for the three and nine months ended September 30, 1997 compared to 4.6% and 5.0% for the three and nine months ended September 30, 1996 and the average loan life assumed for loans in securitization declined by approximately 0.4 years for the three and nine months ended September 30, 1997 compared to comparable periods in 1996. The total volume of loans produced increased by 295.0% and 272.7% to approximately $1.9 billion and $4.1 billion for the three and nine months ended September 30, 1997 as compared with a total volume of approximately $481 million and $1.1 billion for the three and nine months ended September 30, 1996. Originations by the Company's correspondent network increased 226.3% and 210.0% to approximately $1.4 billion and $3.1 billion for the three and nine months ended September 30, 1997 from approximately $429 million and $1.0 billion for the three and nine months ended September 30, 1996, while production from the Company's broker network and direct lending operations increased to approximately $470 million and $944 million or 803.8% and 750.5% for the three and nine months ended September 30, 1997 from approximately $52 million and $111 million for the three and nine months ended September 30, 1996. Production volume increased during the 1997 period due to : (i) the Company's expansion program;
(ii) the increase of its securitization activity; (iii) the growth of its loan servicing capability; and (iv) the Acquisitions, which accounted for approximately $364 million and $675 million in residential mortgage loans originated during the three and nine months ended September 30, 1997. For the three and nine months ended September 30, 1997, the Company experienced higher gains as it sold more loans through securitizations. Securitizations increased by $1.3 billion and $2.45 billion, an increase of 520.0% and 392.0%, to $1.55 billion and $3.08 billion for the three and nine months ended September 30, 1997 from $250 million and $625 million for the three and nine months ended September 30, 1996. The number of approved correspondents increased by 195 or 58.7% to 527 at September 30, 1997 from 332 at September 30, 1996 and the number of approved brokers increased by 462 or 30.2% to 1,991 at September 30, 1997 from 1,529 at September 30, 1996. Additional securitization expense decreased to $0 for the three and nine months ended September 30, 1997 from $0 million and $4.2 million for the three and nine months ended September 30, 1996. For the three and nine months ended September 30, 1997, gain on sale of loans, net, increased to $59.1 million and $119.0 million from $12.5 and $30.6 million for the three and nine months ended September 30, 1996, an increase of 371.4% and 289.4%, reflecting increased loan production and securitizations in the three and nine months ended September 30, 1997.

Net Warehouse Interest Income. Net warehouse interest income increased to $6.4 million and $21.5 million for the three and nine months ended September 30, 1997 from $4.0 million and $7.7 million for the three and nine months ended September 30, 1996, an increase of 60.5% and 177.8%. The increase in the three and nine month period ended September 30, 1997 reflected higher interest income resulting primarily from increased mortgage loan production and mortgage loans being held for sale in inventory for longer periods of time which was partially offset by interest expense associated with warehouse facilities. The mortgage loans held for sale increased to $1.79 billion at September 30, 1997, an increase of 186.8%, from $625.9 million at September 30, 1996.

Servicing Fees. Servicing fees increased to $5.4 million and $12.2 million for the three and nine months ended September 30, 1997 from $1.8 million and $4.2 million for the three and nine months ended September 30, 1996, an increase of 206.6% and 190.0%. Servicing fees for the three and nine months ended September 30, 1997 were positively affected by an increase in mortgage loans serviced over the prior period. The Company increased its servicing portfolio by $4.1 billion or 279.6% to $5.6 billion as of September 30, 1997 from $1.5 billion as of September 30, 1996.

Other. Other revenues, consisting principally of interest on interest-only and residual certificates, increased to $2.9 million and $9.1 million or 91.6% and 206.9% for the three and nine months ended September 30, 1997 from $1.5 million and $3.0 million in three and nine months ended September 30, 1996 as a result of increased securitization volume and investment in interest-only and residual certificates.

Expenses

The following table sets forth information regarding components of the Company's expenses for the three and nine months ended September 30, 1997 and 1996.

It is anticipated that the Company's compensation and benefits will increase as the Company expands; however, the amount of executive bonuses is directly related to increases in the Company's earning per share.

                                            For the Three Months              For the Nine Months
                                             Ended September 30,              Ended September 30,
                                          --------------------------     ----------------------------
                                              1997           1996            1997             1996
                                              ----           ----            ----             ----

Compensation and benefits                 $26,373,221     $3,947,843     $ 54,958,744     $11,987,493
Selling, general and administrative        20,547,997      5,279,887       43,324,247      10,416,597
Other interest expense                      4,539,181        473,202        9,521,000       1,820,793
Sharing of proportionate value equity              --             --               --       2,555,000
                                          -----------     ----------     ------------     -----------
                      Total expenses      $51,460,399     $9,700,932     $107,803,991     $26,779,883
                                          ===========     ==========     ============     ===========


Compensation and benefits increased by $22.4 million and $43.0 million or 568.0% and 358.5% to $26.4 million and $55.0 million for the three and nine months ended September 30, 1997 from $3.9 million and $12.0 million for the three and nine months ended September 30, 1996, principally due to $15.2 million and $30.5 million related to compensation and benefits from the Acquisitions for the three and nine months ended September 30, 1997, an increase in the number of employees to service the Company's increased mortgage loan production, and an increase in executive bonuses of $1.4 million during 1997. It is anticipated that the Company's compensation and benefits will increase as the Company expands; however, the amount of executive bonuses is directly related to increases in the Company's earnings per share.

Selling, general and administrative expenses increased by $15.3 million and $32.9 million or 289.2% and 315.9% to $20.5 million and $43.3 million for the three and nine months ended September 30, 1997 from $5.3 million and $10.4 million for the three and nine months ended September 30, 1996 principally due to an increase in the volume of mortgage loan production, with $8.0 million and $19.7 million relating to the Acquisitions for the three and nine months ended September 30, 1997, an increase in the valuation allowance for mortgage loans held for sale of $5.0 million and $6.9 million for the three and nine months ended September 30, 1997, an increase in amortization expenses of $2.0 million and $4.2 million related to the amortization of goodwill and capitalized mortgage servicing rights for the three and nine months ended September 30, 1997, and the remainder related primarily to the growth of the Company.

Other interest expense increased by $4.0 million and $7.7 million or 859.2% and 422.9% to $4.5 million and $9.5 million for the three and nine months ended September 30, 1997 from $0.5 million and $1.8 million for the three and nine months ended September 30, 1996 principally as a result of increased term debt borrowings.

The sharing of proportionate value of equity, representing the amount payable under the Conti VSA, decreased to $0 for the nine months ended September 30, 1997 from $2.6 million for the nine months ended September 30, 1996. The Company's obligation to make payments under the Conti VSA terminated in March 1996.

Provision for Income Taxes. The effective income tax rate for the three and nine months ended September 30, 1997 was approximately 39% which differed from the federal tax rate of 35% primarily due to state income taxes. The increase in the provision for income taxes of $4.8 million and $13.6 million or 121.3% and 183.9% to $8.8 million and $21.0 million for the three and nine months ended September 30, 1997 from the provision for income taxes of $4.0 million for the three months ended September 30, 1996 and the pro forma provision for income taxes of $7.4 million for the nine months ended September 30, 1996 was proportionate to the increase in pre-tax income. The provision for income taxes prior to June 24, 1996 is a pro forma amount because prior to that date the Company operated as a partnership and did not pay any income taxes.

FINANCIAL CONDITION

September 30, 1997 Compared to December 31, 1996

Mortgage loans held for sale at September 30, 1997 were $1.79 billion, representing an increase of $880.3 million or 96.2% over mortgage loans held for sale of $914.6 million at December 31, 1996. This increase was a result of the Company's strategy to increase its financial flexibility by increasing its balance of mortgage loans held for sale. The increase in the volume of loan originations, allowing the Company to increase its financial flexibility, was a result of increased loan purchases and originations as the Company expanded into new states, loan originations from the Acquisitions since their effective dates, and increased purchasing and origination efforts in states in which the Company had an existing market presence.

Interest-only and residual certificates at September 30, 1997 were $318.1 million, representing an increase of $231.8 million or 268.8% over interest-only and residual certificates of $86.2 million at December 31, 1996. This increase was a result of the Company completing five securitizations during the nine months ended September 30, 1997 for an aggregate of $3.08 billion. On November 4, 1997, the Company sold, on a non-recourse basis, interest-only and residual certificates that as of September 30, 1997 had an estimated net book value of $267 million. See "Liquidity and Capital Resources".

Borrowings under warehouse financing facilities at September 30, 1997 were $1.80 billion, representing an increase of $904.2 million or 101.0% over warehouse financing facilities of $895.1 million at December 31, 1996. This increase was a result of increased mortgage loans held for sale and higher utilization of warehouse financing facilities which fund a portion of the premiums paid on loans purchased.

Term debt at September 30, 1997 was $254.2 million, representing an increase of $206.8 million or 435.9% over term debt of $47.4 million at December 31, 1996. This increase was primarily a result of financing the increase in interest-only and residual certificates. On November 4, 1997, the Company retired or reduced approximately $228 million of term debt. See "Liquidity Capital Resources".

Stockholders' equity as of September 30, 1997 was $232.1 million, representing an increase of $142.7 million over stockholders' equity of $89.3 million at December 31, 1996. This increase was primarily a result of proceeds of approximately $58 million from the sale of 5,040,000 shares of common stock (net of underwriting discount and expenses associated with the offering), common stock issued to acquire Mortgage America, CoreWest, National Lending Center and Central Money Mortgage, and net income for the nine months ended September 30, 1997.

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

The Company has an ongoing need for capital. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans and to continue to access capital through public or private capital markets, are essential to the continuation of the Company's ability to purchase and originate loans. As a result of increased loan purchases and originations and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the nine months ended September 30, 1997, the Company used cash flow for operating activities of $1.11 billion, an increase of $642.7 million, or 137.6%, over cash flows used for operating activities of $467.1 million during the nine months ended September 30, 1996. During the nine months ended September 30, 1997, the Company received cash flows from financing activities of $1.13 billion, an increase of $656.2 million or 138.2% over cash flows received from financing activities of $474.9 million during the nine months ended September 30, 1996. The cash flows used for operating activities related primarily to the funding of mortgage loan purchases and originations and cash flows received from financing activities related primarily to the funding of the mortgage loan purchases or originations.

The Company's sale of loans through securitizations has resulted in an increase in the amount of gain on sale recognized by the Company. The recognition of this gain on sale results in significant cash costs being incurred upon closing of a securitization transaction. The Company does not, however, typically receive a significant portion of the cash representing the gain until later periods when the related loans are repaid or otherwise collected. The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under warehouse lines of credit with various lenders.

At September 30, 1997, the Company had a $1.00 billion uncommitted warehouse facility with Bear Stearns Home Equity Trust 1996-1. This facility bears interest at LIBOR (5.7% at September 30, 1997) plus 0.875%. Approximately $505.4 million was outstanding under this facility at September 30, 1997.

At September 30, 1997, the Company had a $1.18 billion uncommitted warehouse facility with Paine Webber Real Estate Securities, Inc. This facility bears interest at rates ranging from LIBOR plus 0.65% to LIBOR plus .90%. Approximately $872.9 million was outstanding under this facility as of September 30, 1997.

Additionally, at September 30, 1997, the Company had approximately $1.09 billion available under numerous other warehouse lines of credit. As of September 30, 1997, approximately $421.0 million was outstanding under these lines of credit. Interest rates ranged from LIBOR plus 0.65% to LIBOR plus 1.50% as of September 30, 1997, and all borrowings mature within one year.

Outstanding borrowings on the Company's warehouse financing facilities are collateralized by mortgage loans held for sale and warehouse financing due from correspondents at September 30, 1997 and servicing rights on approximately $250 million of mortgage loans. Upon the sale of these loans and the repayment of warehouse financing due from correspondents, the borrowings under these lines will be repaid.

At September 30, 1997, the Company also had term debt outstanding of $254.2 million which expires through January 2000. Outstanding borrowings under these facilities are collateralized by interest-only and residual certificates and accrue interest at rates ranging from LIBOR plus 1.25% to 10%.

 On November 4, 1997, the Company sold, on a non-recourse basis, interest-only and residual certificates that as of September 30, 1997 had an estimated net book value of $267 million. The sale was effected through a securitization (the "Excess Cashflow Securitization") by which the Company received approximately $228 million of net cash proceeds, or approximately 85% of the estimated net book value of the interest-only and residual certificates, and retained a subordinated residual certificate for the remaining balance. The Company does not expect to recognize any gain or loss as a result of the Excess Cashflow Securitization. The Company used the net proceeds to retire or reduce certain term debt, including all amounts outstanding under the BankBoston facility described below.

In December 1996, the Company executed an agreement with BankBoston, N.A. ("BankBoston"). BankBoston provided a $25 million one year revolving credit facility subject to the following sublimits and terms: (i) $5 million warehouse line of credit due September 30, 1998, (ii) $25 million to finance interest-only and residual certificates, to be repaid according to a repayment schedule calculated by BankBoston with a maximum amortization period after the revolving period of three years; and (iii) $20 million for acquisitions or bridge financing due within six months from the initial borrowing date of each takedown of the bridge financing, but in no event later than June 30, 1998. In April, 1997, the BankBoston facility was amended to increase the line of credit to $50.0 million, all of which may be used by the Company to finance either: (i) interest-only and residual certificates or, (ii) bridge financing as described above. In addition, the $50.0 million available under bridge facility maturity date was extended to October 15, 1998. In August 1997, the BankBoston facility was temporarily increased to $75.0 million. At September 30, 1997, there was $30 million outstanding under this facility, which is included in term debt outstanding of $254.2 million.

The Company's warehouse lines and term debt contain various affirmative and negative covenants customary for credit arrangements of their type and which the Company believes will not have a material effect on its operations, growth and financial flexibility. The credit facility with Bank of Boston also contains certain financial covenants requiring the maintenance of certain debt-to-equity or debt-to-net worth ratios, as well as establishing limits on the ability of the Company to incur unsecured indebtedness. The Company does not believe that the existing financial covenants will restrict its operations within the next 12 months. Management believes the Company is in compliance with all such covenants under these arrangements.

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

Funds available under the Company's current warehouse and other credit facilities and the net proceeds from the Offering are expected to be sufficient to fund the Company's liquidity requirements, including the implementation of its business strategy, through the second quarter of 1998. However, the Company has substantial capital requirements and it anticipates that it may need to arrange for additional external cash resources through additional excess cashflow securitizations, financings or offerings. There can be no assurance that the Company will be able to arrange additional external cash resources through excess cashflow securitizations, financings or offerings.

The Company purchases and originates mortgage loans and then sells them primarily through securitizations. At the time of securitization and the delivery of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or "spread", between the interest rate on the loans and the interest rate paid to investors (which typically is priced based on the treasury security with a maturity corresponding to the anticipated life of the loans). If interest rates rise between the time the Company originates or purchases the loans and the time the loans are priced at securitization, the spread narrows, resulting in a loss in value of the loans. To protect against such losses, the Company hedges a portion of the value of the loans through the short sale of treasury securities. Prior to hedging, the Company performs an analysis of its loans taking into account, among other things, interest rates and maturities to determine the amount, type, duration and proportion of each treasury security to sell short so that the risk to the value of the loans is effectively hedged. The Company executes the sale of the treasury securities with large, reputable securities firms and uses the proceeds received to acquire treasury securities under repurchase agreements. These securities are designated as hedges in the Company's records and are closed out when the loans are sold.

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

INFLATION

Inflation in the periods presented has had no material effect on the Company's results of operations. Inflation affects the Company most in the area of loan originations and can have an effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Profitability may be directly affected by the level and fluctuation in interest rates which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the ability of the Company to purchase and originate loans and affect the mix of first and second mortgage loan products. Generally, first mortgage production increases relative to second mortgage production in response to low interest rates and second mortgage production increases relative to first mortgage production during periods of high interest rates. A significant decline in interest rates could decrease the size of the Company's loan servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent servicing rights and interest-only and residual certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates which could have a material adverse effect on the Company's results of operations and financial condition. Conversely, lower than anticipated rates of loan prepayments or lower losses could allow the Company to increase the value of interest-only and residual certificates which could have a favorable effect on the Company's results of operations and financial condition. Fluctuating interest rates also may affect the net interest income earned by the Company from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities. In addition, inverse or flattened interest yield curves could have an adverse impact on the profitability of the Company because the loans pooled and sold by the Company have long-term rates, while the senior interests in the related REMIC trusts are priced on the basis of intermediate term rates.

                           PART II. OTHER INFORMATION

PART II.      OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is party to various legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.


Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders was held on July 9, 1997.

                  Election of Director - Mitchell W. Legler was reelected to the Board for a term of three years. There were 17,562,319 votes cast in favor of Mr. Legler's election and 52,834 votes withheld.

                  Approval of a Resolution to Adopt the IMC Mortgage Company 1997 Incentive Plan - The IMC Mortgage Company 1997 Incentive Plan was approved. There were 15,933,605 votes cast in favor of the resolution to approve the adoption of the plan, 1,565,521 votes cast against the resolution and 126,727 votes withheld.

                  Ratification of the Appointment of Coopers & Lybrand L.L.P. as Independent Accountants for the Company for the fiscal year ending December 31, 1997 - The appointment of Coopers & Lybrand L.L.P. as independent accountants for the Company for the fiscal year ending December 31, 1997 was ratified. There were 17,622,311 votes cast in favor of the ratification, 2,000 votes cast against the ratification and 1,542 votes withheld.


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



Date:    November 14, 1997        IMC MORTGAGE COMPANY




         By:  /s/ Thomas G. Middleton


         Thomas G. Middleton President, Chief Operating Officer, Assistant Secretary and Director





         By:  /s/ Stuart D. Marvin


         Stuart D. Marvin, Chief Financial Officer