Form 10-K405
period 1997-12-31
IMC MORTGAGE CO
filed 1998-03-31
CIK 1012623

================================================================================

                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________
                          COMMISSION FILE NO. 333-3954

                                ----------------
                              IMC MORTGAGE COMPANY
               (Exact name of issuer as specified in its charter)
                                ----------------
                 Florida                                   59-3350574
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                 Identification Number)

      5901 E. Fowler Avenue
         Tampa, Florida                                      33617
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (813) 984-8801
                                ----------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

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


        Indicate by check mark if disclosure of delinquent filer pursuant to
Item 405 of Regulation 2-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of Common Stock held by nonaffiliates of the registrant, based on the closing price of Common Stock as reported by the Nasdaq National Market on March 20, 1998 was $370,476,384. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of March 20, 1998, 30,750,867 shares of Common Stock were outstanding.

                      Documents Incorporated by Reference:

        Registrants proxy statement for its 1998 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not more than 120 days after December 31, 1997, is incorporated by reference in Part III.

================================================================================

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                                      INDEX

          PART I.
Item 1    Business ..................................................................  1
Item 2    Properties ................................................................ 27
Item 3    Legal Proceedings ......................................................... 27
Item 4    Submission of Matters to a Vote of Security Holders ....................... 27

          PART II.
Item 5    Market for Registrant's Common Equity and Related Stockholder Matters ..... 28
Item 6    Selected Financial Data ................................................... 30
Item 7    Management's Discussion and Analysis of Financial Condition and
           Results Of Operations .................................................... 33
Item 8    Financial Statements and Supplementary Data ............................... 50
Item 9    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures .................................................... 80

          PART III.
Item 10   Directors and Executive Officers of the Registrant ........................ 81
Item 11   Executive Compensation .................................................... 81
Item 12   Security Ownership of Certain Beneficial Owners and Management ............ 81
Item 13   Certain Relationships and Related Transactions ............................ 81

          PART IV.
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K ........... 82
          Signatures ................................................................ 83

                                     PART I

Item 1. Business

         Certain statements contained in this Annual Report on Form 10-K which are not historical fact may be deemed to be forward-looking statements under the federal securities laws. Such forward-looking statements involve risks and uncertainties. IMC Mortgage Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of important factors such as reduced demand for non-conforming loans, competitive forces, prepayment speeds, delinquency and default rates, rapid fluctuations in interest rates, lower than expected performance by acquired companies, limitations on available funds, market forces affecting the price of the IMC Mortgage Company's shares, and other risks identified in IMC Mortgage Company's Securities and Exchange Commission filings. In addition, it should be noted that past financial and operational performance of IMC Mortgage Company is not necessarily indicative of future financial and operational performance.

         IMC Mortgage Company is a specialized consumer finance company engaged in purchasing, originating, servicing and selling home equity loans secured primarily by first liens on one- to four-family residential properties. The Company focuses on lending to individuals whose borrowing needs are generally not being served by traditional financial institutions due to such individuals' impaired credit profiles and other factors. Loan proceeds typically are used by such individuals to consolidate debt, to finance home improvements, to pay educational expenses and for a variety of other uses. By focusing on individuals with impaired credit profiles and by providing prompt responses to their borrowing requests, the Company has been able to charge higher interest rates for its loan products than typically are charged by conventional mortgage lenders. References herein to "IMC" or the "Company" mean IMC Mortgage Company, a Florida corporation, and its subsidiaries on a consolidated basis, unless the context otherwise requires.

         IMC purchases and originates non-conforming home equity loans through a diversified network of correspondents and mortgage loan brokers and on a retail basis through its direct consumer lending effort. As of December 31, 1997, IMC had in excess of 560 approved correspondents and 2,150 approved mortgage loan brokers and had 82 Company-owned retail branches. IMC has experienced considerable growth in loan production from total purchases and originations of approximately $1.8 billion for the year ended December 31, 1996 to $5.9 billion for the year ended December 31, 1997. IMC's network of correspondents accounted for approximately 89.4% and 73.7% of loan production in 1996 and 1997, respectively. Through its network of mortgage brokers, IMC generated approximately 6.8% and 13.3% of its loan production in 1996 and 1997, respectively. IMC's direct consumer lending effort contributed approximately 3.8% and 13.0% of loan production in 1996 and 1997, respectively. IMC is continuing to expand its direct consumer lending by opening branch offices and expanding its use of advertising, direct mail and other marketing strategies.

         The Company's total revenues increased from $65.7 million for the year ended December 31, 1996 to $238.8 million for the year ended December 31, 1997, while net income increased from $17.9 million on a pro forma basis for the year ended 1996 to $47.9 million for the year ended December 31, 1997. Gain on sale of loans, net, represented $42.1 million, or 64.1% of total revenues, for the year ended 1996 and $181.0 million, or 75.8% of total revenues, for the year ended December 31, 1997. Servicing income, net warehouse interest income and other revenues in the aggregate increased from $23.6 million, or 35.9% of total revenues, for the year ended 1996 to $57.8 million, or 24.2% of total revenues, for the year ended December 31, 1997.

         IMC sells the majority of its loans through its securitization program and retains the right to service such loans. Through December 31, 1997, IMC had completed sixteen securitizations totaling $6.3 billion of loans. The Company earns servicing fees at a rate of 0.50% per year, which fees are payable on a monthly basis, and ancillary fees on the loans it services. As of December 31, 1996 and 1997, IMC had a servicing portfolio, including mortgage loans held for sale, of $2.15 billion and $6.96 billion, respectively.

         IMC was formed in 1993 by a team of executives experienced in the non-conforming home equity loan industry. IMC was originally structured as a partnership, with the limited partners consisting of originators of non-conforming home equity loans (the "Industry Partners") and certain members of management. The original Industry Partners included: Approved Financial Corp. (formerly American Industrial Loan Association) ("Approved"); Champion Mortgage Co. Inc. ("Champion"); Cityscape Corp.; Equitysafe, a Rhode Island general partnership ("Equitystars"); Investors Mortgage, a Washington limited partnership ("Investors Mortgage"); Mortgage America Inc. ("Mortgage America"); Residential Money Centers; First Government Mortgage and Investors Corp.; Investaid Corp.; and New Jersey Mortgage and Investment Corp. In 1994, TMS Mortgage Inc., a wholly-owned subsidiary of The Money Store Inc., ("The Money Store"), and Equity Mortgage, a Maryland limited partnership ("Equity Mortgage"), became Industry Partners. Branchview, Inc., a wholly-owned subsidiary of Lakeview Savings Bank("Lakeview"), became an Industry Partner in 1995. Since inception, a majority of the Industry Partners have made commitments to sell to IMC, on prevailing market terms and conditions, a minimum amount of home equity loans per year. As of December 31, 1997, the Industry Partners had commitments to sell $126.0 million annually in home equity loans. Actual sales to IMC by the Industry Partners approximated $338 million, or 19.1% of total purchases and originations, for the year ended December 31, 1996 and $400 million, or 6.8% of total purchases and originations, for the year ended December 31, 1997.

BUSINESS STRATEGY

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

MAXIMIZE FINANCIAL FLEXIBILITY AND IMPROVE CASH FLOW

         The Company intends to maximize its financial flexibility in a number of ways, including maintaining a significant quantity of mortgage loans held for sale on its balance sheet. Maintenance of a substantial amount of mortgage loans held for sale, which the Company can sell when necessary or desirable either through securitizations or whole loans sales, permits IMC to improve management of its cash flow by increasing its net interest income and to reduce its exposure to the volatility of the capital markets. During 1996 and 1997, the Company securitized approximately 52.8% and 82.4% of its loan production, respectively. Maintaining a substantial inventory of loans for sale also provides an opportunity for the Company to time its loan sales to achieve higher margins and better executions. Since its inception, the Company has financed its growth through access to the equity and securitization capital markets, sale of interest-only and residual certificates, committed and uncommitted warehouse financing, interest-only and residual financing and unsecured credit. See "Item
7. - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Expansion Through Acquisitions

         The Company is actively pursuing a strategy of acquiring originators of non-conforming home equity loans. IMC's acquisition strategy focuses on entities that originate non-conforming mortgages either directly from the consumer or through broker networks. In 1996, IMC acquired Equitystars and in January and February 1997 completed the acquisitions of Mortgage America, CoreWest Banc ("CoreWest"), Equity Mortgage, and American Mortgage Reduction, Inc. ("American Reduction"). In July 1997, IMC acquired National Lending Center, Inc. ("National Lending Center") and Central Money Mortgage Co., Inc. ("Central Money Mortgage"). In October and November, 1997, respectively, IMC acquired Residential Mortgage Corporation and Alternative Capital Group, Inc. ("Alternative Capital Group").

Equitystars, Mortgage America and Equity Mortgage were Industry Partners. Management believes that the acquisition of non-conforming home equity loan originators will benefit IMC by: (i) increasing IMC's loan production volume by capturing all of the acquired company's production instead of only a portion;
(ii) improving IMC's profitability and profit margins because broker and direct-to-consumer originated loans typically result in better profit margins than loans purchased from correspondents; (iii) adding experienced management; and (iv) broadening IMC's distribution system for offering new products. In order to incent management of the acquired companies, IMC typically structures its acquisitions to include an initial payment upon closing of the transaction and to provide for contingent payments tied to future production and profitability of the acquired company. While the Company believes that acquisitions are important to the Company's business strategy, at the time of each acquisitions, none of the acquisitions, individually or in the aggregate, represents a significant amount of revenues, income, or assets in relation to the Company. See "-- Acquisitions and Strategic Alliances."

Diversification of Origination Channels

         IMC intends to continue to increase its loan production from direct lending through its acquisitions, which focus on developing contacts with individual borrowers, local brokers and referral sources such as accountants, attorneys and financial planners. IMC believes that direct lending typically has a lower cost of origination and provides for more direct customer contact than IMC's other origination channels. At December 31, 1997, IMC had 82 retail branches. In addition, IMC's direct consumer loan expansion strategy includes:
(i) targeting cities where the population density and economic indicators are favorable for home equity lending, the foreclosure rate is within reasonable ranges and the non-conforming loan market has been underserved; (ii) testing the target market prior to the establishment of a branch office, where local regulations permit, via newspaper, radio, direct mail advertising and through a toll-free telephone number which routes borrower inquiries directly to a loan officer in one of the Company's regional offices; (iii) if test marketing is positive, establishing a small branch office, generally with an initial staff of two business development representatives; and (iv) setting up branch offices in executive office space with short-term leases, which eliminates high startup costs for office equipment, furniture and leasehold improvements and allows IMC to exit the market easily if the office does not meet expectations.

Expansion of Correspondent Network

         The Company intends to continue to increase loan production from correspondents by increasing its market share through geographic expansion, tailored marketing strategies and a continued focus on servicing smaller correspondents in regions that historically have not been actively served by non-conforming home equity lenders. IMC believes that providing attractive products and responsive service in conjunction with consistent underwriting and competitive prices strengthens its relationships with correspondents.

Broadening of Product Offerings

         The Company continues to introduce new non-conforming home equity loan products to meet the needs of its correspondents, brokers and borrowers which management believes will expand its market share to new customers. The Company has recently introduced one such product, a Home Equity Line of Credit or HELOC. See " -- New Products and Services."

Strategic Alliances and International Operations

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

The Company is exploring opportunities to serve underserved non-conforming segments of the home equity loan markets in locations outside the United States. To date, the Company has entered into three strategic alliances in the United States and a joint venture in the United Kingdom and has begun operations in Canada through a wholly-owned subsidiary.

LOANS

OVERVIEW

         IMC's consumer finance activities consist primarily of purchasing, originating, selling and servicing mortgage loans. The vast majority of these loans are non-conforming mortgage loans that are secured by first or second mortgages on one- to four-family residences. Once loan applications have been received, the underwriting process completed and the loans funded, IMC typically packages the loans in a portfolio and sells the portfolio, either through a securitization or on a whole loan basis directly to institutional purchasers. IMC retains the right to service the loans that it securitizes and may or may not release the right to service the loans it sells through whole loan sales.

LOAN PURCHASES AND ORIGINATIONS

         As of December 31, 1997, IMC purchased and originated loans through in excess of 560 approved correspondents and 2,150 approved brokers and through its 82 retail branch offices.

         The following table shows channels of loan purchases and originations for the periods shown:

                                                                               Year Ended
                                                                              December 31,
                                                                   ------------------------------------------
                                                                     1994      1995       1996        1997
                                                                     ----      ----       ----        ----
                                                                              (Dollars in thousands)
         Correspondent(1):
             Principal balance (in millions) ...................   $  233    $  544     $ 1,582     $ 4,342
             Average principal balance per loan (in thousands) .       66        62          66          73
             Weighted average loan-to-value
              ratio(2)(3) ......................................     69.2%     70.6%       72.8%       75.6%
             Weighted average interest rate ....................     11.2%     12.1%       11.5%       11.0%
         Broker:
             Principal balance (in millions) ...................   $   49    $   67     $   121     $   782
             Average principal balance per loan (in thousands) .       56        47          54          71
             Weighted average loan-to-value
              ratio(2)(3) ......................................     71.8%     72.6%       73.4%       76.9%
             Weighted average interest rate ....................     12.0%     12.0%       11.5%       10.7%
         Direct consumer loan originations:
             Principal balance (in millions) ...................   $    1    $   11     $    67     $   769
             Average principal balance per loan (in thousands) .       88        49          58          68
             Weighted average loan-to-value
              ratio(2) .........................................     80.0%     72.6%       72.5%       71.9%
             Weighted average interest rate ....................     11.3%     11.7%       10.7%       10.7%
         Total loan purchases and originations:
             Principal balance (in millions) ...................   $  283    $  622     $ 1,770     $ 5,893
             Average principal balance per loan (in thousands) .       64        60          65          71
             Weighted average loan-to-value
              ratio(2)(3)(4) ...................................     69.7%     70.9%       72.9%       75.3%
              Weighted average interest rate ...................     11.4%     12.1%       11.5%       10.9%


(1) Includes purchases from the Industry Partners with principal balances of approximately $116 million, or 41.0% of total purchases and originations, for the year ended December 31, 1994, approximately $148 million, or 23.9% of total purchases and originations, for the year ended December 31, 1995, $338
                                              (footnotes continued on next page)

(footnotes continued from previous page)

         million, or 19.1% of total purchases and originations, for the year ended December 31, 1996 and approximately $400 million, or 6.8% of total purchases and originations, for the year ended December 31, 1997.

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

(3) The weighted average loan-to-value ratio has increased due to increasing competition in the non-conforming home equity loan market and an increase since 1995 in the percentage of the Company's loans in the "A" Risk category (see "-- Loans -- Loan Underwriting"). "A" Risk loans are generally made to more credit worthy borrowers and therefore typically carry less credit risk and involve higher loan-to-value ratios than other categories of non-conforming loans. The Company does not believe that these increases in the loan-to-value ratios subject it to material increased levels of potential default and foreclosure losses, although no assurance can be given with respect thereto.

(4) Includes loans with loan-to-value ratios between 80% and 100% in the amount of approximately $173 million, or 27.9% of total purchases and originations, for the year ended December 31, 1995, approximately $700 million, or 39.6% of total purchases and originations, for the year ended December 31, 1996 and approximately $2.8 billion, or 48.3% of total purchases and originations, for the year ended December 31, 1997. The increase in loan purchases and originations with loan-to-value ratios between 80% and 100% was primarily related to the increase in purchases and originations of "A" Risk loans as a percentage of total loans purchased and originated. The Company's whole loan sales are typically comprised of a majority of "A" Risk loans. See "--Loan Sales". Some of the companies that the Company acquired during 1997 originate or purchase loans with loan-to-value ratios in excess of 100%, but generally they have a prior "take-out" commitment for such loans. At the present time neither IMC, nor the companies it acquired, has included such loans in its securitized pools.

         The following table shows channels of loan purchases and originations on a quarterly basis for the fiscal quarters shown:

                                                                        Three Months Ended
                                  --------------------------------------------------------------------------------------------------
                                  March 31,  June 30,  September 30,  December 31,  March 31,  June 30,  September 30,  December 31,
                                    1996       1996        1996           1996        1997       1997        1997           1997
                                    ----       ----        ----           ----        ----       ----        ----           ----
Correspondent(1):
 Principal balance (in millions). $  237     $  370      $  428         $  547      $  631     $  1,096    $  1,440      $  1,175
 Average principal balance
  per loan (in thousands) .......     65         66          67             66          69           73          77            70
 Weighted average loan-to-
  value ratio(2)(3) .............   71.2%      71.9%       72.3%          74.7%       74.2%        74.9%       72.3%         76.1%
 Weighted average interest
  rate ..........................   11.5%      11.4%       11.6%          11.6%       11.3%        11.0%       10.8%         11.0%
Broker:
 Principal balance (in millions). $   21     $   25      $   31         $   44      $   53     $    105    $    270      $    354
 Average principal balance
  per loan (in thousands) .......     54         53          53             54          69           72          67            74
 Weighted average loan-to-
  value ratio(2)(3) .............   74.6%      72.8%       73.5%          73.1%       73.9%        75.0%       77.4%         77.5%
 Weighted average interest
  rate ..........................   11.2%      11.6%       11.8%          11.4%       10.6%        10.6%       11.0%         10.6%
Direct consumer loan
originations:
 Principal balance (in millions). $    6     $    7      $   21         $   33      $  135     $    191    $    198      $    245
 Average principal balance
  per loan (in thousands) .......     48         52          59             63          66           67          64            73
 Weighted average loan-to-
  value ratio(2)(3) .............   73.9%      73.7%       71.3%          72.8%       69.8%        71.0%       72.3%         73.5%
 Weighted average interest
  rate ..........................   11.1%      11.0%       11.0%          10.4%       10.8%        10.9%       10.8%         10.3%
Total loan purchases and
originations:
 Principal balance (in millions). $  264     $  402      $  480         $  624      $  819     $  1,392    $  1,908      $  1,774
 Average principal balance
  per loan (in thousands) .......     64         64          66             65          69           72          74            71
 Weighted average loan-to-
  value ratio(2)(3)(4) ..........   71.5%      72.0%       72.2%          74.4%       73.5%        74.4%       76.0%         76.0%
 Weighted average interest
  rate ..........................   11.4%      11.4%       11.6%          11.5%       11.2%        10.9%       10.8%         10.8%

(1) Includes purchases from the Industry Partners of an aggregate principal balance of approximately $148 million, or 23.9% of total purchases and originations, for the year ended December 31, 1995, approximately $338 million, or 19.1% of total purchases and originations, for the year ended December 31, 1996 and approximately $400 million, or 6.8% of total purchases and originations, for the year ended December 31, 1997.

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

(3) The weighted average loan-to-value ratio has increased due to increasing competition in the non-conforming home equity loan market and an increase since 1995 in the percentage of the Company's loans in the "A" Risk category (see "-- Loans -- Loan Underwriting"). "A" Risk loans are generally made to more credit worthy borrowers and therefore typically carry less credit risk and involve higher loan-to-value ratios than other categories of non-conforming loans. The Company does not believe that these increases in the loan-to-value ratios subject it to material increased levels of potential default and foreclosure losses, although no assurance can be given with respect thereto.
                                              (footnotes continued on next page)

(footnotes continued from previous page)

(4) Includes loans with loan-to-value ratios between 80% and 100% in the amount of approximately $173 million, or 27.9% of total purchases and originations, for the year ended December 31, 1995, approximately $700 million, or 39.6% of total purchases and originations, for the year ended December 31, 1996 and approximately $2.8 billion, or 48.3% of total purchases and originations, for the year ended December 31, 1997. The increase in loan purchases and originations with loan-to-value ratios between 80% and 100% was primarily related to the increase in purchases and originations of "A" Risk loans as a percentage of total loans purchased and originated. The Company's whole loan sales are typically comprised of a majority of "A" Risk loans. See "--- Loan Sales". Some of the companies that the Company acquired during 1997 originate or purchase loans with loan-to-value ratios in excess of 100%, but generally they have a prior "take-out" commitment for such loans. At the present time neither IMC, nor the companies it acquired, has included such loans in its securitized pools.

         The following table shows lien position, weighted average interest rates and loan-to-value ratios for the periods shown.

                                                                  Year Ended
                                                                 December 31,
                                                      ----------------------------------
                                                      1994      1995      1996      1997
                                                      ----      ----      ----      ----
First mortgages:
  Percentage of total purchases and originations ..   82.4%     77.0%     90.3%     92.1%
  Weighted average interest rate ..................   11.3      12.1      11.4      10.8
  Weighted average loan-to-value ratio(1) .........   69.8      70.7      72.6      75.2
Second mortgages:
  Percentage of total purchases and originations ..   17.6%     23.0%      9.7%      7.9%
  Weighted average interest rate ..................   11.7      12.4      12.2      12.4
  Weighted average loan-to-value ratio(1) .........   68.8      71.7      75.6      78.5

--------------

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

         Correspondents. The largest percentage of IMC's loan volume is purchased through correspondents. Total loan purchases and originations through IMC's mortgage correspondent network were $233 million, or 82.5% of IMC's total purchases and originations, for the year ended December 31, 1994, $544 million or 87.5% of IMC's total loan purchases and originations for the year ended December 31, 1995, $1.6 billion or 89.4% of IMC's total loan purchases and originations for the year ended December 31, 1996, and approximately $4.3 billion or 73.7% of IMC's total loan purchases and originations for the year ended December 31, 1997. The Industry Partners contributed approximately $116 million, or 41.0% of IMC's total loan purchases and originations, for the year ended December 31, 1994, $148 million or 23.9% of IMC's total loan purchases and originations for the year ended December 31, 1995, $338 million or 19.1% of such purchases and originations for the year ended December 31, 1996 and $400 million or 6.8% of such purchases and originations for the year ended December 31, 1997.

         IMC has a list of approved correspondents from which it will purchase loans on a wholesale basis. Prior to approving a financial institution or mortgage banker as a loan correspondent, IMC performs an investigation of, among other things, the proposed correspondent's lending operations, its licensing or registration and the performance of its previously originated loans. The investigation typically includes contacting the agency that licenses or registers such loan correspondent and other purchasers of the correspondent's loans and reviewing the correspondent's financial statements. IMC requires that the correspondent remain current on all licenses required by federal and state laws and regulations and that it maintains sufficient equity to fund its loan operations. IMC periodically reviews and updates the information it has relating to each approved correspondent to ensure that all legal requirements are current and that lending operations continue to meet IMC's standards.

         Before purchasing loans from correspondents, IMC requires that each loan correspondent enter into a purchase and sale agreement with customary representations and warranties regarding such loans. Correspondents will then sell loans to IMC either on a flow basis or through block sales. IMC will make a flow basis purchase when a correspondent approaches IMC with the application of a prospective borrower. Because the correspondent has not yet granted a loan, IMC has the opportunity to preapprove the loan. In the preapproval process, the correspondent provides IMC with information about the borrower and the collateral for the potential loan, including the applicant's credit, employment history, current assets and liabilities, a copy of recent tax returns and the estimated property value of the collateral. If IMC preapproves the loan, the correspondent lends to the borrower pursuant to certain IMC guidelines. After the correspondent has made the loan, IMC purchases the loan from the correspondent. A block purchase occurs when the correspondent has made numerous loans without seeking preapproval from IMC. The correspondent offers a block of loans to IMC and IMC will purchase those loans in the block that meet its underwriting standards. At the time of purchase, IMC generally pays the correspondent a premium, representing a value in excess of the par value of the loans (par value representing the unpaid balance of the loan amount). In its purchase agreements with its correspondents, IMC requires its correspondents to rebate premium payments if loans sold to IMC are prepaid within a specified period of time after the sale. As of December 31, 1996 and 1997, premium rebates due to IMC were $2.9 million and $4.1 million, respectively.

         Brokers. For the years ended December 31, 1995, 1996 and 1997, IMC originated approximately $67 million, $121 million and $782 million, respectively, of the loans it purchased and originated through broker transactions, equal to 10.7%, 6.8% and 13.3%, respectively, of the total loans it purchased and originated in these periods. As with correspondents, IMC maintains an approved list of brokers. Brokers become part of IMC's network after IMC performs a thorough license and credit check. If a broker is approved, IMC will accept loan applications from the broker for prospective borrowers. Because brokers may submit loan applications to several prospective lenders simultaneously, IMC makes every effort to provide a quick response. IMC will process each application obtained by a broker from a prospective borrower and grant or deny preliminary approval of the application generally within one business day. In the case of an application denial, IMC will make all reasonable attempts to ensure that there is no missing information concerning the borrower that might change the decision on the loan. In addition, IMC emphasizes service to the broker and loan applicant by having loan processors follow the loan from the time of the initial application, through the underwriting verification and audit process to the funding and closing process. IMC believes that consistent underwriting, quick response times and personal service are critical to successfully originating loans through brokers.

         Direct Consumer Loans. For the years ended December 31, 1995, 1996 and 1997, IMC originated approximately $11 million, $67 million and $769 million, respectively, of loans it purchased and originated directly to borrowers through its retail branch offices, equal to 1.8%, 3.8% and 13.0%, respectively, of the total loans purchased or originated in these periods. As of December 31, 1997, IMC had 82 retail branch offices located in 31 states. Prior to the establishment of a branch office, where local regulations permit, IMC tests the target market via newspaper, radio and direct mail advertising and through a toll-free telephone number which routes borrower inquiries directly to a loan officer in one of the Company's regional offices. If test marketing is positive, the branch offices are staffed with two business development representatives and established in executive office space with short-term leases, which eliminates the high startup costs for office equipment, furniture and leasehold improvements and allows IMC to exit the market easily if the office does not meet expectations. IMC plans to use the branch office network for marketing to and meeting with individual borrowers, local brokers and referral sources such as accountants, attorneys and financial planners. All advertising, payment of branch expenses, regulatory disclosure, appraisals, title searches, loan processing, underwriting and funding of branch office loans take place in one of the regional offices of IMC or other centralized underwriting locations. The centralization of loan origination and processing allows IMC to control branch expenses, supervise regulatory compliance and offer consistent underwriting and processing to its customers. IMC believes that this strategy will result in a more efficient use of its capital and increased loan production. Negative pre-testing results could limit expansion into new locations, but should also limit the size of potential losses. IMC plans to continue to open new branch offices nationwide through its acquisitions and estimates that new branches should typically reach a monthly operating break-even point by the fifth month of operation. Additionally, IMC believes that, by centralizing its marketing and advertising efforts, economies of scale will be obtained and expenses will be controlled.

         Because borrowers may submit loan applications to several prospective lenders simultaneously, IMC makes every effort to provide a quick response. IMC will process each application from a borrower and grant or deny preliminary approval for the application generally typically within one business day from receipt of the application. In addition, the borrower usually has direct contact with an underwriter who follows the loan from the application to the closing process. IMC believes that consistent underwriting, quick response times and personal service are critical to successfully originating loans directly with potential borrowers.

         Geographic Distribution of Loans. Although IMC is licensed or registered in all 50 states, the District of Columbia and Puerto Rico, it has historically concentrated its business in the mid-Atlantic states. While this concentration has declined, New York contributed 12.4%, 14.0%, and 12.6% of IMC's total loan purchase and origination volume for the years ended December 31, 1995, 1996, and 1997, respectively. IMC intends to expand and geographically diversify its loan purchase and origination activities through acquisitions, strategic alliances, continued correspondent expansion, expansion of its nationwide retail branch office network, and opportunities outside the United States. See " -- New Products and Services -- Acquisitions and Strategic Alliances."

         The following table shows geographic distribution of loan purchases and originations for the periods shown.

                                                                  Year Ended
                                                                 December 31,
                                                      1994      1995      1996      1997
                                                      ----      ----      ----      ----
         States:
             New York ..........................      11.7%     12.4%     14.0%     12.6%
             California ........................        --       0.3       3.0       7.4
             Florida ...........................       4.2       6.2       6.7       7.3
             Michigan ..........................       7.3       8.8       7.8       7.1
             Illinois ..........................       2.0       3.0       4.3       5.9
             Maryland ..........................      18.6      12.8       7.3       5.2
             Pennsylvania ......................       5.3       4.3       3.8       5.1
             New Jersey ........................       6.6       9.9       7.6       4.5
             Ohio ..............................       4.9       4.7       4.3       4.9
             All other states ..................      39.4      37.6      41.2      40.0

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

         IMC maintains a staff of experienced underwriters strategically placed across the country. IMC's loan application and approval process generally is conducted via facsimile submission of the credit application to IMC's underwriters. An underwriter reviews the applicant's credit history based on the information contained in the application and reports available from credit reporting bureaus in order to determine if the applicant's credit history is acceptable under IMC's underwriting guidelines. Based on this review, the underwriter assigns a preliminary rating to the application. The proposed terms of the loan are then communicated to the correspondent or broker responsible for the application who in turn discusses the proposal with the loan applicant. When a potential borrower applies for a loan through a branch office, the underwriter will discuss the proposal directly with the applicant. IMC endeavors to respond, and in most cases does respond, to the correspondent, broker or borrower within one business day from when the application is received. If the applicant accepts the proposed terms, the underwriter will contact the broker or the loan applicant to gather additional information necessary for the closing and funding of the loan.

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

         The decision to provide a loan to an applicant is based upon the value of the underlying collateral, the applicant's creditworthiness and IMC's evaluation of the applicant's ability and intent to repay the loan. A number of factors determine a loan applicant's creditworthiness, including debt ratios (the borrower's average monthly expenses for debts, including fixed monthly expenses for housing, taxes and installment debt, as a percentage of gross monthly income), payment history on existing mortgages and the combined loan-to-value ratio for all existing mortgages on a property.

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

         IMC has established classifications with respect to the credit profiles of loans based on certain of the applicant's characteristics. Each loan applicant is placed into one of four letter ratings "A" through "D," with subratings within those categories. Ratings are based upon a number of factors including the applicant's credit history, the value of the property and the applicant's employment status, and are subject to the discretion of IMC's trained underwriting staff. Terms of loans made by IMC, as well as the maximum loan-to-value ratio and debt service-to-income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the classification of the borrower.

Borrowers with lower credit ratings generally pay higher interest rates and loan origination fees. The general criteria currently used by IMC's underwriting staff in classifying loan applicants are set forth below.

                                     "A" RISK            "B" RISK            "C" RISK             "D" RISK
                                     --------            --------            --------             --------
General repayment..............      Has repaid          Has generally       May have             May have
                                     installment         repaid              experienced          experienced
                                     or revolving debt   installment or      significant past     significant past
                                                         revolving credit    credit problems      credit problems

Existing mortgage loans........      Current at          Current at          May not be           Must be paid
                                     application time    application time    current at           full from loan
                                     and a maximum       and a maximum       application time     proceeds and no
                                     of two 30-day       of three 30-day     and a maximum        more than 149
                                     late payments in    late payments in    of four 30-day       days delinquent
                                     the last 12         in the last 12      late payments        at closing and
                                     months              months              and one 60-day       an explanation
                                                                             late payment in      is required
                                                                             the last 12
                                                                             months

Non-mortgage credit............      Minor               Some prior          Significant prior    Significant prior
                                     derogatory items    defaults allowed    delinquencies        defaults may
                                     allowed with a      but major credit    may have             have occurred,
                                     letter of           or installment      occurred, but if     but must
                                     explanation; no     debt paid as        major credit or      demonstrate an
                                     open collection     agreed may          installment debt     ability to
                                     accounts or         offset some         in recent periods    maintain
                                     charge-offs,        delinquency;        have been paid       regularity in
                                     judgements or       open charge-offs,   as agreed, may       payment of
                                     liens               judgements or       offset some          credit
                                                         liens are           significant prior
                                                         permitted on a      delinquency
                                                         case-by-case        obligations in
                                                         basis               the past

Bankruptcy filings.............      Discharged more     Discharged more     Discharged more      Discharged
                                     than three years    than two years      than one year        prior to closing
                                     prior to closing    prior to closing    prior to closing
                                     and credit          and credit          and credit
                                     reestablished       reestablished       reestablished

Debt service-to-income ratio...      Generally 45%       Generally 45%       Generally 50%        Generally 50%
                                     or less             or less             or less              or less

                                     "A" RISK            "B" RISK            "C" RISK             "D" RISK
                                     --------            --------            --------             --------
Maximum loan-to-value ratio:

Owner-occupied.................      Up to 100% for a    Generally 80%       Generally 75%        Generally 65%
                                     one- to two-        (or 85%*) for a     (or 80% for first    (or 70% for first
                                     family residence;   one- to two-        liens*) for a        liens*) for a
                                     75% for a           family residence;   one- to two-         one- to two-
                                     condominium         70% for             family residence;    family
                                     and for a three-    condominium         65% for a            residence; 60%
                                     to four- family     and for a three-    condominium;         for a three-
                                     residence           to four- family     60% for a three-     to four-family
                                                         residence           to four-family       residence or
                                                                             residence            condominium

Non-owner-occupied.............      Generally 75%       Generally 70%       Generally 65%        N/A
                                     for a one- to       for a one- to       for a one- to
                                     four-family         two-family          two-family
                                     residence           residence           residence

*  On an exception basis.
                                     ----------------------------------------

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

                                                               Year Ended
                                                              December 31,
                    ---------------------------------------------------------------------------------------------------
                           1994                       1995                     1996                     1997
                    ----------------------   ----------------------   ----------------------   ----------------------
                                  Weighted                 Weighted                 Weighted                 Weighted
Borrower                     % of  Average            % of  Average            % of  Average            % of  Average
Classification      Total   Total   Coupon   Total   Total   Coupon   Total   Total   Coupon   Total   Total   Coupon
--------------      -----   -----   ------   -----   -----   ------   -----   -----   ------   -----   -----   ------
                                                          (Dollars in thousands)
"A" Risk .....      $156     55.0%   10.6%   $276     44.4%   11.4%  $  883    49.9%   10.9%  $3,156    53.6%   10.4%
"B" Risk .....        74     26.3    11.6     177     28.5    12.0      443    25.0    11.5    1,377    23.4    10.9
"C" Risk .....        38     13.5    13.0     126     20.2    13.0      338    19.1    12.3    1,092    18.5    11.7
"D" Risk .....        15      5.2    14.4      43      6.9    14.4      106     6.0    13.6      268     4.5    13.1
                    ----    -----            ----    -----           ------   -----           ------   -----

    Total ....      $283    100.0%   11.4    $622    100.0%   12.1   $1,770   100.0%   11.5   $5,893   100.0%   10.9%
                    ====    =====            ====    =====           ======   =====           ======   =====



         The weighted average loan-to-value ratio of the Company's loans has increased due to increasing competition in the non-conforming home equity loan market and an increase since 1995 in the percentage of the Company's loans in the "A" Risk category. Loans with loan-to-value ratios in excess of 80% amounted to approximately $173 million, or 27.9% of total purchases and originations, for the year ended December 31, 1995, $700 million, or 39.6% of total purchases and originations, for the year ended December 31, 1996 and $2.8 billion, or 48.3% of total purchases and originations, for the year ended December 31, 1997. The increase in loan and originations with loan-to-value ratios between 80% and 100% since 1995 is primarily related to the increase in purchases and originations of ?A? Risk loans as a percentage of total loans purchased and originated. The Company's whole loan sales are typically comprised of a majority of "A" Risk loans. See " -- Loan Sales". The majority of the Company's loans with loan-to-value ratios in excess of 80% are "A" Risk loans, and substantially all of such loans are "A" Risk or "B" Risk loans. Some of the companies acquired by IMC during 1997 originate or purchase loans with loan-to-value ratios in excess of 100%, but generally they have a prior "take-out" commitment for such loans. At the present time neither IMC, nor the companies it acquired, has included such loans in its securitized pools.

LOAN SALES

         Currently, IMC sells the loans it purchases or originates through one of two methods: (i) securitization, which involves the private placement or public offering of pass-through mortgage-backed securities; and (ii) whole loan sales, which involve selling blocks of loans to single purchasers. This dual approach allows IMC the flexibility to better manage its cash flow, take advantage of favorable conditions in either the securitization or whole loan market when selling its loan production, diversify its exposure to the potential volatility of the capital markets and maximize the revenues associated with the gain on sale of loans given market conditions existing at the time of disposition. For the years ended December 31, 1994, 1995, 1996, and 1997, IMC sold approximately $262 million, $459 million, $1.1 billion and $5.0 billion of loan production, respectively.

         The following table sets forth certain information with respect to IMC's channels of loan sales by type of sale for the periods shown.

                                               Year Ended December 31,
                         --------------------------------------------------------------------
                              1994              1995              1996              1997
                              ----              ----              ----              ----
                                   % of              % of              % of              % of
                         Total    Total    Total    Total    Total    Total    Total    Total
                         -----    -----    -----    -----    -----    -----    -----    -----
                                                (Dollars in millions)
Securitizations .....    $ 82      31.2%   $388      84.7%   $  935    87.9%   $4,858    97.1%
Whole loan sales ....     180      68.8      71      15.3       129    12.1       145     2.9
                         ----     -----    ----     -----    ------   -----    ------  ------
 Total loan sales ...    $262     100.0%   $459     100.0%   $1,064   100.0%   $5,003   100.0%
                         ====     =====    ====     =====    ======   =====    ======  ======


         Securitizations. Through December 31, 1997, the Company completed sixteen securitizations totaling approximately $6.3 billion. During the year ended December 31, 1997, IMC sold $4.9 billion of its loan volume through securitizations. IMC markets its loan inventory through securitization when management believes that employing this strategy will create greater long-term economic benefit to IMC stockholders. IMC intends to continue to conduct loan sales through securitizations, either in private placements or in public offerings, when market conditions are attractive for such loan sales. Of IMC's sixteen securitizations through December 31, 1997, thirteen were public offerings and three were private offerings. When IMC securitizes loans, it typically sells a portfolio of loans to a "real estate mortgage investment conduit" (a "REMIC") or owner trust that issues classes of certificates representing undivided ownership interests in the income stream to the trust. IMC may be required either to repurchase or to replace loans which do not conform to the representations and warranties made by IMC in the pooling and servicing agreements entered into when a portfolio of loans is sold through a securitization. In its capacity as servicer for each securitization trust, the Company collects and remits principal and interest payments to the appropriate trust, which in turn passes through payments to certificate owners. IMC retains the servicing rights and an interest in the interest-only and residual classes of certificates of the trust.

         The purchasers of trust certificates receive a credit-enhanced security. Credit enhancement is generally achieved by subordination of a subsidiary class of bonds to senior classes or an insurance policy by a monoline insurance company. As a result, each offering of the senior REMIC pass-through certificates has received ratings of AAA from Standard & Poor's and Aaa from Moody's Investors Service. In addition, credit enhancement is provided by over-collateralization, which is intended to result in receipts and collections on the loans in excess of the amounts required to be distributed to certificate holders of the senior interests. Although expected loss is calculated into the pricing of the sale of loans to the trust, to the extent that borrowers default on the payment of principal and interest above the expected rate of default, such loss will reduce the value of the Company's interest-only and residual class certificate. If payment defaults exceed the amount of over-collateralization, the insurance policy maintained by the trust will pay any further losses experienced by certificate holders of the senior interests in the trust or a subordinate class will bear the loans.

         As part of IMC's cash flow management strategy, the first six securitizations were structured so that ContiFinancial received a portion of the interest-only and residual interest in the related trust. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Transactions with ContiFinancial.

         Whole Loan Sales. With the initiation of the sale of loans through securitizations in 1994, whole loan sales declined to 68.8%, 15.3%, 12.1% and 2.9% of total loan sales for the years ended December 31, 1994, 1995, 1996 and 1997, respectively. Upon the sale of a loan portfolio, IMC generally receives a premium, representing a value in excess of the par value of the loans (par value representing the unpaid balance of the loan amount). IMC maximizes its premium on whole loan sale revenue by closely monitoring institutional investors' requirements and focusing on originating the types of loans that meet those requirements and for which institutional purchasers tend to pay higher rates.

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

LOAN SERVICING AND COLLECTIONS

         IMC has been servicing loans since April 1994. IMC's loan servicing operation is divided into three departments: (i) collections; (ii) customer service for both borrowers and investors; and (iii) tax, insurance and tax and insurance escrow. These departments monitor loans, collect current payments due from borrowers, remit principal and interest payments to current owners of loans and pay taxes and insurance. The collections department furnishes reports and enforces the holder's rights, including recovering delinquent payments, instituting loan foreclosures and liquidating the underlying collateral. IMC intends to increase its loan servicing operations and thus its revenue stream by continuing to retain the majority of servicing rights on all its securitized loans and certain whole loan sales. IMC retained the servicing rights to approximately $401 million, $963 million, and $4.9 billion, or 87.3%, 90.5% and 97.1%, of the loans it sold in 1995, 1996 and 1997, respectively.

         As of December 31, 1997, IMC was servicing loans representing an aggregate of approximately $7.0 billion. Revenues generated from loan servicing amounted to 7.8%, 10.3% and 8.6% of IMC's total revenues for the years ended December 31, 1995 and 1996 and 1997, respectively. Management believes that the Company's loan servicing provides a consistent revenue stream to augment its loan purchasing and originating activities.

         IMC's collections policy is designed to identify payment problems sufficiently early to permit IMC to address delinquency problems quickly and, when necessary, to act to preserve equity before a property goes into foreclosure. IMC believes that these policies, combined with the experience level of independent appraisers engaged by IMC, help to reduce the incidence of charge-offs on first or second mortgage loans.

         Collection procedures commence upon identification of a past due account by IMC's automated servicing system. If the first payment due is delinquent, a collector will telephone to remind the borrower of the payment. Five days after any payment is due, generally a written notice of delinquency is sent to the borrower. Eleven days after payment is due, generally the account is automatically placed in the appropriate collector's queue and the collector will send a late notice to the borrower. During the delinquency period, the collector will continue to frequently contact the borrower. Company collectors have computer access to telephone numbers, payment histories, loan information and all past collection notes.

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

         Notwithstanding the above, charge-offs occur. Prior to a foreclosure sale, IMC performs a foreclosure analysis with respect to the mortgaged property to determine the value of the mortgaged property and the bid that IMC will make at the foreclosure sale. This analysis includes: (i) a current valuation of the property obtained through a drive-by appraisal conducted by an independent appraiser; (ii) an estimate of the sale price of the mortgaged property obtained by sending two local realtors to inspect the property; (iii) an evaluation of the amount owed, if any, to a senior mortgagee and for real estate taxes; and
(iv) an analysis of marketing time, required repairs and other costs, such as real estate broker fees, that will be incurred in connection with the foreclosure sale.

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

                                                          At December 31,
                                            ---------------------------------------------------
                                             1994        1995         1996           1997
                                             ----        ----         ----           ----
Servicing portfolio (in thousands) ...     $  92,003   $  535,798   $  2,148,068   $  6,956,905
Delinquency percentages(1):
        30-59 days ...................          0.72%        2.54%          3.01%          2.35%
        60-89 days ...................          0.15         0.59           1.01           1.21
        90+ days .....................          0.00         0.30           1.28           1.84
                                           ---------   ----------   ------------   ------------
          Total delinquency ..........          0.87%        3.43%          5.30%          5.40%
                                           ---------   ----------   ------------   ------------

Default percentages(2):
        Foreclosure ..................          0.00%        0.75%          0.94%          1.42%
        Bankruptcy ...................          0.12         0.25           0.53           0.73
                                           ---------   ----------   ------------   ------------
          Total default ..............          0.12%        1.00%          1.47%          2.15%
                                           ---------   ----------   ------------   ------------
Total delinquency and default ........          0.99%        4.43%          6.77%          7.55%
                                           =========   ==========   ============   ============


(1) Represents the percentages of account balances contractually past due, exclusive of home equity loans in foreclosure, bankruptcy and real estate owned.

(2) Represents the percentages of account balances on loans in foreclosure and bankruptcy, exclusive of real estate owned.

         The following table provides certain delinquency and default experience as a percentage of outstanding principal balance for each of the Company's securitization trusts completed through December 31, 1997, prior to any potential recoveries:

      DELINQUENCY AND DEFAULTS FOR THE COMPANY'S SECURITIZATIONS(1)(2)(3)
                             (dollars in thousands)

                                    1994-1             1995-1             1995-2             1995-3
                                -------------      -------------      -------------      -------------
As of March 31, 1996:
Delinquency:
30-59 days .................    $1,317   2.07%     $2,286   2.80%     $1,028   0.99%     $2,451   1.74%
60-89 days .................       274   0.43         243   0.30         580   0.56         103   0.07
90 days and over ...........        39   0.06         191   0.23         120   0.11         359   0.26
                                ------   ----      ------   ----      ------   ----      ------   ----
   Total ...................    $1,630   2.56%     $2,720   3.33%     $1,728   1.66%     $2,913   2.07%
                                ------   ----      ------   ----      ------   ----      ------   ----
Total defaults .............    $2,129   3.35%     $1,968   2.41%     $2,643   2.54%     $1,666   1.19%
                                ======   ====      ======   ====      ======   ====      ======   ====
As of June 30, 1996:
Delinquency:
30-59 days .................    $1,002   1.74%     $1,679   2.33%     $3,232   3.37%     $5,086   3.86%
60-89 days .................       387   0.67         238   0.33         801   0.84         505   0.38
90 days and over ...........       121   0.21         147   0.20           2   0.00         478   0.36
                                ------   ----      ------   ----      ------   ----      ------   ----
  Total ....................    $1,510   2.62%     $2,064   2.86%     $4,035   4.21%     $6,069   4.60%
                                ======   ====      ======   ====      ======   ====      ======   ====
Total defaults .............    $1,611   2.80%     $1,920   2.67%     $3,053   3.19%     $2,703   2.05%
                                ======   ====      ======   ====      ======   ====      ======   ====

As of September 30, 1996:
Delinquency:
30-59 days .................    $2,132   4.01%     $1,602   2.45%     $2,542   2.96%     $  999   0.85%
60-89 days .................       299   0.56         321   0.49       1,151   1.34         645   0.55
90 days and over ...........       223   0.42         141   0.22         466   0.54         341   0.29
                                ------   ----      ------   ----      ------   ----      ------   ----
  Total ....................    $2,654   4.99%     $2,064   3.16%     $4,159   4.84%     $1,985   1.69%
                                ======   ====      ======   ====      ======   ====      ======   ====
Total defaults .............    $2,288   4.31%     $1,962   3.00%     $4,116   4.79%     $3,073   2.62%
                                ======   ====      ======   ====      ======   ====      ======   ====

As of December 31, 1996:
Delinquency:
30-59 days .................    $2,615   5.42%     $1,352   2.30%     $3,315   4.31%     $5,797   5.44%
60-89 days .................       462   0.96         562   0.96         850   1.10         899   0.84
90 days and over ...........       264   0.55         104   0.18       1,527   1.99         703   0.66
                                ------   ----      ------   ----      ------   ----      ------   ----
  Total ....................    $3,341   6.93%     $2,018   3.44%     $5,692   7.40%     $7,399   6.94%
                                ======   ====      ======   ====      ======   ====      ======   ====
Total defaults .............    $2,568   5.32%     $2,229   3.80%     $3,597   4.68%     $3,320   3.11%
                                ======   ====      ======   ====      ======   ====      ======   ====

As of March 31, 1997:
Delinquency:
30-59 days .................    $1,394   3.10%     $1,576   2.89%     $2,666   3.82%     $4,157   4.23%
60-89 days .................       205   0.46         353   0.65         868   1.24         770   0.78
90 days and over ...........       776   1.73         425   0.78       1,136   1.63       1,305   1.33
                                ------   ----      ------   ----      ------   ----      ------   ----
   Total ...................    $2,375   5.29%     $2,354   4.32%     $4,670   6.69%     $6,232   6.34%
                                ======   ====      ======   ====      ======   ====      ======   ====
Total defaults .............    $2,422   5.38%     $2,710   4.98%     $3,942   5.64%     $3,711   3.78%
                                ======   ====      ======   ====      ======   ====      ======   ====

As of June 30, 1997:
Delinquency:
30-59 days .................    $  817   1.99%     $2,545   5.21%     $2,126   3.35%     $2,365   2.63%
60-89 days .................       148   0.36         104   0.21         835   1.32         632   0.70
90 days and over ...........         5   0.01         221   0.45         419   0.66         167   0.19
                                ------   ----      ------   ----      ------   ----      ------   ----
   Total ...................    $  970   2.36%     $2,870   5.87%     $3,380   5.33%     $3,164   3.52%
                                ======   ====      ======   ====      ======   ====      ======   ====
Total defaults .............    $2,900   7.08%     $3,041   6.23%     $4,789   7.55%     $4,202   4.67%
                                ======   ====      ======   ====      ======   ====      ======   ====

                                    1994-1             1995-1             1995-2             1995-3
                                -------------      -------------      -------------      -------------
As of September 30, 1997:
Delinquency:
30-59 days .................    $  867   2.32%     $  925   2.03%     $1,926   3.32%     $2,804   3.50%
60-89 days .................       293   0.79         642   1.40       1,375   2.37         633   0.79
90 days and over ...........       211   0.57          72   0.16       1,314   2.26         712   0.89
                                ------   ----       -----   ----      ------   ----      ------   ----
  Total ....................    $1,371   3.68%      1,639   3.59%     $4,615   7.95%     $4,149   5.18%
                                ======   ====      ======   ====      ======   ====      ======   ====
Total defaults .............    $3,239   8.68%     $3,512   7.69%     $4,378   7.54%     $4,938   6.17%
                                ======   ====      ======   ====      ======   ====      ======   ====

As of December 31, 1997:
Delinquency:
30-59 days .................    $  661   1.89%     $1,358   3.26%     $1,223   2.33%     $  953   1.28%
60-89 days .................       294   0.84         523   1.26         837   1.59       1,556   2.10
90 days and over ...........     1,114   3.19       1,043   2.51       2,723   5.19       1,774   2.39
                                ------   ----       -----   ----      ------   ----      ------   ----
  Total ....................    $2,069   5.92%     $2,924   7.03%     $4,783   9.11%     $4,283   5.77%
                                ======   ====      ======   ====      ======   ====      ======   ====
Total defaults .............    $2,831   8.11%     $2,469   5.94%     $4,316   8.22%     $4,428   5.96%
                                ======   ====      ======   ====      ======   ====      ======   ====

                                    1996-1             1996-2             1996-3             1996-4
                                -------------      -------------      -------------      -------------
As of March 31, 1996:
Delinquency:
30-59 days .................    $ 3,462  2.04%
60-89 days .................        629  0.37
90 days and over ...........        534  0.31
                                -------  ----
  Total ....................    $ 4,625  2.72%
                                =======  ====
Total defaults .............    $   485  0.29%
                                =======  ====

As of June 30, 1996:
Delinquency:
30-59 days .................    $ 3,544  2.20%     $ 4,046  2.09%
60-89 days .................      1,090  0.68          916  0.47
90 days and over ...........        642  0.40          843  0.44
                                -------  ----      -------  ----
  Total ....................    $ 5,276  3.28%     $ 5,805  3.00%
                                =======  ====      =======  ====
Total defaults .............    $ 1,710  1.06%     $   471  0.24%
                                =======  ====      =======  ====

As of September 30, 1996:
Delinquency:
30-59 days .................    $ 5,206  3.44%     $ 3,598  1.96%     $ 6,949  2.88%
60-89 days .................      1,666  1.10        1,451  0.79        3,222  1.34
90 days and over ...........        853  0.56        1,223  0.67        1,671  0.69
                                -------  ----      -------  ----      -------  ----
  Total ....................    $ 7,725  5.10%     $ 6,272  3.42%     $11,842  4.91%
                                =======  ====      =======  ====      =======  ====
Total defaults .............    $ 2,671  1.76%     $ 4,287  2.33%     $ 1,693  0.70%
                                =======  ====      =======  ====      =======  ====

As of December 31, 1996:
Delinquency:
30-59 days .................    $ 8,386  6.10%     $ 3,662  2.17%     $ 3,325  1.46%     $ 6,440  2.17%
60-89 days .................      2,463  1.79        1,635  0.97        3,405  1.50        2,482  0.84
90 days and over ...........      2,821  2.05        1,823  1.08        5,651  2.48        4,943  1.67
                                -------  ----      -------  ----      -------  ----      -------  ----
  Total ....................    $13,670  9.94%     $ 7,120  4.22%     $12,381  5.44%     $13,865  4.68%
                                =======  ====      =======  ====      =======  ====      =======  ====
Total defaults .............    $ 2,723  1.98%     $ 4,665  2.76%     $ 3,176  1.39%     $   629  0.21%
                                =======  ====      =======  ====      =======  ====      =======  ====

 As of March 31, 1997:
Delinquency:
30-59 days .................    $ 4,089  3.27%     $ 8,329  5.35%     $ 4,742  2.20%     $ 8,189  2.92%
60-89 days .................      1,424  1.14        1,656  1.06        1,727  0.80        2,355  0.84
90 days and over ...........      2,111  1.69        1,074  0.69        4,186  1.95        4,471  1.59
                                -------  ----      -------  ----      -------  ----      -------  ----
Total ......................    $ 7,624  6.10%     $11,059  7.10%     $10,655  4.95%     $15,015  5.35%
                                =======  ====      =======  ====      =======  ====      =======  ====
Total defaults .............    $ 4,973  3.97%     $ 6,164  3.96%     $ 6,304  2.43%     $ 5,573  1.98%
                                =======  ====      =======  ====      =======  ====      =======  ====

                                    1996-1             1996-2             1996-3             1996-4
                                -------------      -------------      -------------      -------------
As of June 30, 1997:
Delinquency:
30-59 days .................    $ 3,721  3.25%     $ 5,952  4.19%     $ 6,644  3.41%     $ 8,009  3.11%
60-89 days .................      1,206  1.05        1,700  1.20        2,757  1.42        3,029  1.18
90 days and over ...........        430  0.38          154  0.11          334  0.17        1,676  0.65
                                -------  ----      -------  ----      -------  ----      -------  ----
  Total ....................    $ 5,357  4.68%     $ 7,806  5.50%     $ 9,735  5.00%     $12,714  4.94%
                                =======  ====      =======  ====      =======  ====      =======  ====
Total defaults .............    $ 6,549  5.72%     $ 8,104  5.71%     $10,997  5.65%     $10,117  3.93%
                                =======  ====      =======  ====      =======  ====      =======  ====

As of September 30, 1997:
Delinquency:
30-59 days .................    $ 2,630  2.50%     $ 4,184  3.19%     $ 3,538  1.99%     $ 8,275  3.58%
60-89 days .................        911  0.87        1,242  0.95        1,590  0.90        3,436  1.49
90 days and over ...........      1,794  1.71        1,163  0.89          934  0.53        3,714  1.60
                                -------  ----      -------  ----      -------  ----      -------  ----
  Total ....................    $ 5,335  5.08%     $ 6,589  5.03%     $ 6,062  3.42%     $15,425  6.67%
                                =======  ====      =======  ====      =======  ====      =======  ====
Total defaults .............    $ 7,649  7.29%     $ 8,534  6.51%     $13,091  7.38%     $12,662  5.47%
                                =======  ====      =======  ====      =======  ====      =======  ====

As of December 31, 1997:
Delinquency:
30-59 days .................    $ 1,658  1.72%       3,794  3.20%     $ 3,887  2.39%     $ 5,686  2.69%
60-89 days .................      1,445  1.50        2,135  1.80        2,224  1.36        2,420  1.14
90 days and over ...........      2,788  2.90        2,267  1.91        3,680  2.26        4,263  2.02
                                -------  ----      -------  ----      -------  ----      -------  ----
  Total ....................    $ 5,891  6.12%     $ 8,196  6.91%     $ 9,791  6.01%     $12,369  5.85%
                                =======  ====      =======  ====      =======  ====      =======  ====
Total defaults .............    $ 7,279  7.57%     $ 8,660  7.30%     $ 9,605  5.90%     $14,014  6.63%
                                =======  ====      =======  ====      =======  ====      =======  ====

                                    1996-1             1996-2             1996-3             1996-4
                                -------------      -------------      -------------      -------------
As of March 31, 1997:
Delinquency:
30-59 days .................    $ 9,414  3.01%     $10,561  2.67%
60-89 days .................      3,594  1.15        4,641  1.17
90 days and over ...........      5,217  1.67          843  0.21
                                -------  ----      -------  ----
  Total ....................    $18,225  5.83%     $16,045  4.05%
                                =======  ====      =======  ====
Total defaults .............    $ 1,170  0.37%     $   369  0.09%
                                =======  ====      =======  ====

As of June 30, 1997:
Delinquency:
30-59 days .................    $10,117  3.45%     $ 9,817  2.62%     $29,002  3.67%
60-89 days .................      2,463  0.84        2,863  0.76        6,201  0.78
90 days and over ...........      5,631  1.92        3,971  1.06          927  0.12
                                -------  ----      -------  ----      -------  ----
  Total ....................    $18,211  6.21%     $16,651  4.44%     $36,130  4.57%
                                =======  ====      =======  ====      =======  ====
Total defaults .............    $ 4,533  1.55      $ 4,248  1.13%     $   241  0.03%
                                =======  ====      =======  ====      =======  ====

As of September 30, 1997:
Delinquency:
30-59 days .................    $ 7,452  2.78%     $ 9,753  2.81%     $22,580  2.98%     $12,446  2.22%
60-89 days .................      2,507  0.94        3,420  0.98        7,906  1.04        5,525  0.99
90 days and over ...........      7,163  2.68        5,925  1.71       14,067  1.85        4,627  0.83
                                -------  ----      -------  ----      -------  ----      -------  ----
  Total ....................    $17,122  6.40%     $19,098  5.50%     $44,553  5.87%     $22,598  4.04%
                                =======  ====      =======  ====      =======  ====      =======  ====
Total defaults .............    $ 8,796  3.29%     $10,848  3.13%     $ 7,040  0.93%     $   798  0.14%
                                =======  ====      =======  ====      =======  ====      =======  ====

As of December 31, 1997:
Delinquency:
30-59 days .................    $ 6,182  2.56%     $ 9,823  3.13%     $18,556  2.58%     $ 8,691  1.63%
60-89 days .................      2,918  1.21        4,646  1.48        9,243  1.29        5,398  1.02
90 days and over ...........      5,369  2.22        5,067  1.61       21,463  2.99       10,659  2.00
                                -------  ----      -------  ----      -------  ----      -------  ----
  Total ....................    $14,469  5.99%     $19,536  6.22%     $49,262  6.86%     $24,748  4.65%
                                =======  ====      =======  ====      =======  ====      =======  ====
Total defaults .............    $13,589  5.63%     $16,574  5.28%     $16,467  2.32%     $ 4,765  0.90%
                                =======  ====      =======  ====      =======  ====      =======  ====

                                    1997-5             1997-6             1997-7             1997-8
                                -------------      -------------      -------------      -------------
As of September 30, 1997:
Delinquency:
30-59 days .................    $34,046  3.52%
60-89 days .................      5,176  0.53
90 days and over ...........        764  0.08
                                -------  ----
  Total ....................    $39,986  4.13%
                                =======  ====
Total defaults .............    $   150  0.16%
                                =======  ====

As of December 31, 1997:
Delinquency:
30-59 days .................    $17,978  1.92%     $17,015  2.50%     $30,032  4.00%     $ 7,904  2.59%
60-89 days .................     11,256  1.20       10,046  1.48       12,353  1.64        2,975  0.98
90 days and over ...........     23,104  2.47       15,325  2.25        5,266  0.70          794  0.26
                                -------  ----      -------  ----      -------  ----      -------  ----
  Total ....................    $52,338  5.59%     $42,386  6.23%     $47,651  6.34%     $11,673  3.83%
                                =======  ====      =======  ====      =======  ====      =======  ====
Total defaults .............    $ 3,254  0.35%     $ 3,659  0.54%     $     0     0%     $     0     0%
                                =======  ====      =======  ====      =======  ====      =======  ====


(1) Delinquency is the dollar value of account balances contractually past due, excluding loans in foreclosure, bankruptcy and real estate owned.

(2) Defaults are the dollar value of account balances contractually past due on loans in foreclosure and bankruptcy, exclusive of real estate owned.

(3) The percentage of loans with loan-to-value ratios between 80% and 100% included in the 1994-1, 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3,
         1996-4, 1997-1, 1997-2, 1997-3, 1997-4, 1997-5, 1997-6, 1997-7 and
         1997-8 securitization trusts, as of the closing date of each securitization, was 24.2%, 32.4%, 26.6%, 10.4%, 11.0% 12.2%, 15.7%,
         18.3%, 18.0%, 20.4%, 24.2%, 21.92%, 29.08%, 29.56%, 29.55%, and 30.38%,
         respectively. The LTV's are calculated as of the origination date of each mortgage loan based on the appraised value at the time of origination.

         The following table describes certain loan loss experience of IMC's servicing portfolio of home equity loans for the fiscal years ended December 31, 1994, 1995, 1996 and 1997.

                                                                   Year Ended
                                                                  December 31,
                                               ---------------------------------------------------
                                                   1994        1995          1996          1997
                                                   ----        ----          ----          ----
                                                               (Dollars in thousands)
Average amount outstanding(1) ..............    $  52,709    $294,252    $1,207,172    $4,315,238
Losses(2) ..................................           --         279         1,580         6,274
Annualized losses as a percentage of average
 amount outstanding ........................         0.00%       0.09%         0.13%         0.15%

(1) Average amount outstanding during the period is the arithmetic average of the principal balances of home equity loans outstanding on the last business day of each month during the period.

(2) Losses are actual losses incurred on liquidated properties for each respective period. Losses include all principal, foreclosure costs and accrued interest.

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

         Direct Consumer Lending. As of December 31, 1997, IMC marketed its direct consumer lending services through 82 branch offices. IMC intends to continue to open new retail branches during 1998. IMC's direct consumer loan expansion strategy involves: (i) targeting cities where the population density and economic indicators are favorable for home equity lending, the foreclosure rate is within reasonable ranges and the non-conforming loan market has been underserved; (ii) testing the target market prior to the establishment of a branch office, and where local regulations permit, via newspaper, radio and direct mail advertising and through a toll-free telephone number which routes borrower inquiries directly to a loan officer in one of the Company's regional offices; (iii) if test marketing is positive, establishing a small branch office, generally with an initial staff of two business development representatives; and (iv) setting up branch offices in executive office space with short-term leases, which eliminates high startup costs for office equipment, furniture and leasehold improvement and allows IMC to exit the market easily if the office does not meet expectations. The branch office network is used for marketing to and meeting with IMC's local borrowers and brokers.

ACQUISITIONS AND STRATEGIC ALLIANCES

         The Company is actively pursuing a strategy of acquiring originators of non-conforming home equity loans. IMC's acquisition strategy focuses on entities that originate non-conforming mortgages either directly from the consumer or through broker networks. In 1996, IMC acquired Equitystars and in January and February 1997 completed the acquisitions of Mortgage America, CoreWest, Equity Mortgage and American Reduction. In July 1997, IMC acquired National Lending Center and Central Money Mortgage. In October and November 1997, IMC acquired Residential Mortgage Corporation and Alternative Capital Group. Equitystars, Mortgage America and Equity Mortgage were Industry Partners.

         Each of the foregoing acquisitions has been accounted for under the purchase method of accounting and the results of operations have been included with those of the Company from the dates of acquisition. The fair value of the acquired Companies' assets approximated the liabilities assumed, and accordingly, the majority of the initial purchase prices has been recorded as goodwill which will be amortized on a straight line basis for periods up to thirty (30) years. The initial purchase price for all of the assets of Equitystars was 239,666 shares of common stock. The aggregate purchase price for the eight acquisitions completed in 1997 included gross cash of approximately $20.9 million, approximately 5.0 million shares of common stock, $13.2 million of notes payable to former shareholders and assumption of a stock option plan which resulted in the issuance of options to acquire 334,596 shares of the Company's common stock. The aggregate fair value of assets acquired was approximately $71.2 million and liabilities assumed approximated $70.4 million. The Company recorded goodwill of approximately $87.0 million related to these acquisitions. Most of the acquisitions include earn-out arrangements that provide for additional consideration if the acquired company achieves certain performance targets after the acquisition. Additional purchase price of approximately $5.8 million was recorded as goodwill during the year ended December 31, 1997 related to the contingent payment terms of the acquisitions. Any such contingent payments will result in an increase in the amount of recorded goodwill related to such acquisition.

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

         IMC believes that by using a "family of companies" approach to potential acquisitions it is able to differentiate itself from other potential acquirers competing for acquisitions of non-conforming mortgage lenders. Under this approach, IMC seeks to derive the benefit of the entrepreneurial energies and organizational and marketing skills already developed by existing companies by allowing those companies to operate after acquisition by the Company as relatively independent lending units. IMC believes this approach appeals to owners of certain existing companies who see a number of benefits from IMC's concept, including: (i) the benefit of being allowed to continue to run their companies as subsidiaries or independent divisions of IMC after acquisition;
(ii) the assurance that the previous owner controls the employees of the acquired company following the acquisition; and (iii) the benefit of financial support from IMC, which provides warehouse and working capital lines as needed on an agreed business plan, thereby allowing the former owners to concentrate on growing their business and obtaining efficient execution of the loan marketing process.

         The Company's acquisitions are summarized in the table below:

                                                                                National    Central    Residential  Alternative
                                 Mortgage                Equity      American   Lending     Money      Mortgage     Capital
                    Equitystars  America    CoreWest     Mortgage    Reduction  Center      Mortgage   Corp.        Group
-----------------------------------------------------------------------------------------------------------------------------------
Industry Partner    Yes          Yes        No           Yes         No         No          No         No           No

Effective Date
of Acquisition      1/1/96       1/1/97     1/1/97       1/1/97      2/1/97     7/1/97      7/1/97     10/1/97      11/1/97

Approximate
1997
originations        $369         $365       $324         $40         $114       $391        $122       $129         $70
                    million      million    million      million     million    million     million    million      million

Approximate
1997
originations
prior to date of                                                     $5         $166        $52        $99          $48
acquisition         N/A          N/A        N/A          N/A         million    million     million    million      million

                                            Los                      Owings     Deerfield,
Headquarters        Lincoln,     Bay City,  Angeles,     Baltimore,  Mills,     Beach,      Columbia,  Cranston,    Dallas,
                    RI           MI         CA           MD          MD         FL          MD         RI           TX
Primary States
of Operations       CT, ME,      AZ, AR,    AZ, CA,      DE, DC,     DC, DE,    AZ, CO,     CO, DC     CT, FL,      CO, ID,
                    MA, NH,      CO, CA,    CO, CT,      GA, MD,     GA, MA,    FL, GA,     DE, IN,    KS, MA       OK, OR
                    NY, RI       FL, GA,    FL, GA,      MI, NY,     MD, MO,    IL, IN,     IL, MD,    ME, MI,      NM, TX,
                                 IL, IN,    HI, ID,      PA, VA      NC, OH,    NC, MI,     MI, NC,    MO, NY,      WA
                                 KS, KY,    IL, IN,                  PA, VA     MS, NV,     PA, VA     NC, RI,
                                 MD, MI,    MA, MN,                             OH, SC,                SC
                                 MN, MO,    MO, NM,                             TN, TX,
                                 MS, NC,    NV, NY,                             UT, WI,
                                 NY, NE,    OH, OR,                             WY
                                 OH, OK,    TX, UT,
                                 PA, SC,    WA, WY
                                 TN, VA,
                                 WV, WI


ACQUISITION OF EQUITYSTARS

         Effective January 1, 1996, IMC acquired all of the assets of Equitystars, one of the Industry Partners. Equitystars is a non-conforming lender that purchases and originates residential mortgage loans in Rhode Island, New York, Connecticut, Massachusetts, Maine and New Hampshire. Equitystars originated approximately $369 million of residential mortgage loans in 1997.

ACQUISITION OF MORTGAGE AMERICA

         Effective January 1, 1997, IMC acquired all of the assets of Mortgage America, an Industry Partner. Mortgage America is a non-conforming lender based in Bay City, Michigan that originates residential mortgage loans from a network of 35 retail offices located in 20 states. Mortgage America originated approximately $365 million of residential mortgage loans in 1997.

ACQUISITION OF COREWEST

         Effective January 1, 1997, IMC acquired all of the outstanding common stock of CoreWest, a non-conforming lender based in Los Angeles, California. CoreWest, which commenced operations in early 1996, originates residential mortgage loans primarily through a network of 31 mortgage centers located in fifteen states. CoreWest originated approximately $324 million of residential mortgage loans in 1997.

ACQUISITION OF EQUITY MORTGAGE

         Effective January 1, 1997, IMC acquired all of the assets of Equity Mortgage, an Industry Partner. Equity Mortgage is a non-conforming lender that originates residential mortgage loans from its offices in the greater Baltimore metropolitan region. Equity Mortgage originated approximately $40 million of residential mortgage loans in 1997.

ACQUISITION OF AMERICAN REDUCTION

         Effective February 1, 1997, IMC acquired all of the assets of American Reduction, a non-conforming lender based in Owings Mills, Maryland. American Reduction originates residential mortgage loans from its main office in Owings Mills, and eight satellite offices located in four states. American Reduction originated over $114 million of residential mortgage loans in 1997, including approximately $5 million of residential mortgage loans originated prior to the date of acquisition.

ACQUISITION OF NATIONAL LENDING CENTER

         Effective July 1, 1997, IMC acquired substantially all of the assets on National Lending Center, a non-conforming mortgage lender based in Deerfield Beach, Florida. National Lending Center originates residential mortgage loans primarily through mortgage brokers and has operations in 17 states. National Lending Center originated approximately $391 million of residential loans in 1997, including approximately $166 million of residential mortgage loans originated prior to the date of acquisition. IMC purchased approximately $74 million of residential mortgage loans from National Lending Center during 1997 prior to the date of acquisition.

ACQUISITION OF CENTRAL MONEY MORTGAGE

         Effective July 1, 1997, IMC acquired substantially all of the assets of Central Money Mortgage, a non-conforming mortgage lender based in Columbia, Maryland. Central Money Mortgage originates residential mortgage loans primarily through mortgage brokers in nine states and through one retail office in Maryland. Central Money Mortgage originated approximately $122 million of residential mortgage loans in 1997, including approximately $52 million of residential mortgage loans originated prior to the date of acquisition. IMC purchased approximately $35 million of residential mortgage loans from Central Money Mortgage during 1997 prior to the date of acquisition.

ACQUISITION OF RESIDENTIAL MORTGAGE CORPORATION

         Effective October 1, 1997, IMC acquired substantially all of the assets of Residential Mortgage Corporation, a residential mortgage lender based in Cranston, Rhode Island. Residential Mortgage originates residential mortgage loans primarily through a network of mortgage brokers in eleven states. Residential Mortgage originated approximately $129 million of residential mortgage loans in 1997, including approximately $99 million of residential mortgage loans originated prior to the date of acquisition. IMC purchased approximately $9 million of residential mortgage loans from Residential Mortgage during 1997 prior to the date of acquisition.

ACQUISITION OF ALTERNATIVE CAPITAL GROUP

         Effective November 1, 1997, IMC acquired substantially all of the assets of Alternative Capital Group, a residential mortgage lender based in Dallas, Texas. Alternative Capital Group originates residential mortgage loans through a network of brokers and two retail locations. Alternative Capital Group originated approximately $70 million of residential mortgage loans in 1997, including approximately $48 million of residential mortgage loans originated prior to the date of acquisition. IMC purchased approximately $25 million of residential mortgage loans from Alternative Capital Group during 1997 prior to the date of acquisition.

STRATEGIC ALLIANCES

         In order to increase the Company's volume and diversify its sources of loan originations, the Company seeks to enter into strategic alliances with selected mortgage lenders, pursuant to which the Company provides working capital and financing arrangements and a commitment to purchase qualifying loans. In return, the Company expects to receive a more predictable flow of loans and, in some cases, an option or obligation to acquire an equity interest in the related strategic participant. To date, the Company has completed three strategic alliances.

INTERNATIONAL OPERATIONS

         In April 1996, the Company formed Preferred Mortgages, a United Kingdom joint venture. The Joint Venture Partners are IMC, Foxgard Limited ("Foxgard") and Financial Security Assurance Inc. ("FSA"). Preferred Mortgages is owned 45% by IMC, 45% by Foxgard and 10% by FSA. Through Preferred Mortgages, IMC intends to explore opportunities to serve what management believes to be an underserved segment of the home equity loan market in the United Kingdom by lending to borrowers with impaired credit profiles similar to its domestic customers. As of December 31, 1997, Preferred Mortgages had a $78 million line of credit from National Westminster Bank, Plc for the purchase and origination of mortgage loans (the "NatWest Facility"), and FSA has provided an insurance policy as credit enhancement for the NatWest Facility.

         In June 1997, IMC's wholly-owned subsidiary IMC Mortgage Company, Canada Ltd. ("IMC Canada") began operations in the Canadian Province of Ontario. IMC Canada intends to serve the non-conforming home equity market in the Toronto marketplace and expand into additional Provinces.

         IMC intends to explore opportunities to serve underserved nonconforming segments of the home equity loan markets in other locations outside the United States.

NEW PRODUCTS AND SERVICES

HOME EQUITY LINE OF CREDIT ("HELOC")

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

COMPETITION

         As a purchaser and originator of mortgage loans the proceeds of which are used for a variety of purposes, including to consolidate debt, to finance home improvements and to pay educational expenses, the Company faces intense competition primarily from other mortgage banking companies and commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Many of these competitors are substantially larger and have more capital and other resources than the Company. Some of the Company's competitors may, in some locations, also include the Industry Partners, all of which purchase and originate non-conforming home equity loans and some of which, including The Money Store and Champion Mortgage Co., Inc., engage in the securitization and servicing of non-conforming home equity loans. Furthermore, numerous large national finance companies and originators of conforming mortgages have expanded from their conforming origination programs and have allocated resources to the origination of non-conforming loans. In addition, many of these larger mortgage companies and commercial banks have begun to offer products similar to those offered by the Company, targeting customers similar to those of the Company. The entrance of these competitors into the Company's market requires the Company to pay higher premiums for loans it purchases, increases the likelihood of earlier prepayments through refinancings and could have a material adverse effect on the Company's results of operations and financial condition. In addition, competition could also result in the purchase or origination of loans with lower interest rates and higher loan-to-value ratios, which could have a material adverse effect on the Company's results of operations and financial condition. Premiums paid to correspondents as a percentage of loans purchased from correspondents by the Company increased from 5.0% for the year ended December 31, 1996 to 5.3% for the year ended December 31, 1997. The weighted average interest rate for loans purchased or originated by the Company decreased from 12.1% for the year ended December 31, 1995 to 11.5% for the year ended December 31, 1996 to 10.9% for the year ended December 31, 1997. The combined weighted average loan-to-value ratio of loans purchased or originated by the Company increased from 70.9% for the year ended December 31, 1995 to 72.9% for the year ended December 31, 1996 and to 75.3% for the year ended December 31, 1997.

         Competition takes many forms, including convenience in obtaining a loan, service, marketing and distribution channels and interest rates. Furthermore, the current level of gains realized by the Company and its competitors on the sale of the type of loans purchased and originated is attracting additional competitors into this market, including at least one quasi-governmental agency, with the effect of lowering the gains that may be realized by the Company on future loan sales. Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have "locked-in" low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's borrowers to refinance their loans. During economic slowdowns or recessions, the Company's borrowers may have new financial difficulties and may be receptive to offers by the Company's competitors.

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

REGULATION

         IMC's business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. IMC's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), ECOA, the Fair Credit Reporting Act of 1994, as amended, RESPA, and Regulation X, the Home Mortgage Disclosure Act and the Federal Debt Collection Practices Act, as well as other federal and state statutes and regulations affecting IMC's activities. IMC is also subject to the rules and regulations of and examinations by HUD and state regulatory authorities with respect to originating, processing, underwriting, selling and servicing loans. These rules and regulations, among other things, impose licensing obligations on IMC, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnifications or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions. IMC believes, however, that it is in compliance in all material respects with applicable federal and state laws and regulations.

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

EMPLOYEES

         As of December 31, 1997, IMC had a total of 2,227 employees, 476 of whom were working from its Tampa, Florida headquarters. None of IMC's employees is covered by a collective bargaining agreement. IMC considers its relations with its employees to be good. Several members of senior management have previously worked as a team at other lending institutions. Many employees have been associated with senior management in previous employment positions. During the year ended December 31, 1997 IMC added in excess of 1,840 employees, primarily as a result of the recent acquisitions. IMC believes that it will be necessary to continue to increase its staff to support its growth.

ITEM 2. PROPERTIES

         On July 7, 1997, the Company moved its corporate headquarters to an approximately 83,000 square foot building located at 5901 E. Fowler Avenue, Tampa, Florida 33617. The building was purchased in January 1997 for $2.6 million and the Company spent approximately $2.2 million to renovate the building which houses IMC's executive and administrative offices, including its servicing operation and full-service production office.

         At December 31, 1997, IMC maintained short-term leases for regional full-service offices and retail branch offices in executive spaces in a number of locations throughout regional the United States. See also Note 13 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

         IMC is a party to various legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of IMC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the Nasdaq Stock Market ("Nasdaq") under the symbol "IMCC". The following table sets forth, for the periods indicated, the high and low sales price for the Common Stock as reported on Nasdaq, and reflects a two-for-one stock split paid on February 13, 1997 to stockholders of record on February 6, 1997.

                                                              HIGH        LOW
                                                             ------      ------
Year Ended December 31, 1996:
         Second Quarter (from June 25, 1996)(1) .......      $11.50      $ 9.38
         Third Quarter ................................       17.44       10.75
         Fourth Quarter ...............................       20.50       13.63

Year Ended December 31, 1997:
         First Quarter ................................      $25.00      $14.38
         Second Quarter ...............................       18.00       11.13
         Third Quarter ................................       18.44       15.38
         Fourth Quarter ...............................       19.31       11.50

------------------

(1) The Common Stock commended trading on Nasdaq on June 25, 1996.

                              --------------------

         As of March 20, 1998, there were approximately 6,315 holders of record of the Common Stock.

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

RECENT REGISTRATION AND SALES OF SECURITIES

         On April 23, 1997, the Company sold 6,300,000 shares of registered common stock to the public. Of the 6,300,000 shares of common stock, 5,040,000 shares were offered by the Company and 1,260,000 shares were offered by certain shareholders of the Company. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders. The net proceeds from the sale of 5,040,000 shares of common stock approximated $58.0 million, of which approximately $27.0 million was used to reduce certain indebtedness of the Company, and the remaining net proceeds were used to fund loan purchases and originations, to support securitization transactions, to fund acquisitions of loan originators and expenses associated with the opening of new direct lending branch offices and for general corporate purposes.

         In January 1997, the Company acquired substantially all of the assets of Mortgage America and all of the common stock of CoreWest. In July 1997, the Company acquired substantially all of the assets of Central Money Mortgage and all of the common stock of National Lending Center. In October and November 1997, the Company acquired substantially all of the assets of Residential Mortgage Corporation and Alternative Capital Group, respectively. The aggregate purchase price for these acquisitions included the issuance of 5,043,763 shares of common stock and the assumption of Mortgage America's stock option plan, which resulted in the conversion of outstanding options under the Mortgage America plan to options to acquire 334,596 shares of the Company's common stock. The aggregate fair value of the assets acquired was approximately $70.9 million and liabilities assumed approximated $70.2 million. In each acquisition, the stock was issued to fewer than 10 persons, each of which acquired such shares for investment purposes. The issuance of the common stock was exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

         During the years ended December 31, 1995, 1996 and 1997, the Company issued options to acquire 1,150,866, 360,302 and 20,000 shares, respectively, of the Company's common stock. Generally, such options are issued at prices which are equal to the market value of the stock on the date of grant, vest at various rates over a three or five year period and expire ten years subsequent to award. During the year ended December 31, 1997, 401,102 shares were issued at an aggregate exercise price of approximately $1.5 million upon the exercise of such options. Both the issuance of the stock options and the issuance of common stock upon exercise of such options are exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

         During 1997, the Company issued an aggregate of 16,259 shares of common stock to Industry Partners that sold mortgage loans to the Company in excess of double their contractual commitment. The issuance of the common stock was exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

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

         Pursuant to the Pre-IPO Agreement, dated as of March 30, 1996, the Company issued 6,150,000 shares of Common Stock (including 150,000 shares issued in exchange for limited partnership interest acquired upon exercise by Branchview, Inc. of a portion of the Conti Option acquired in a transaction to which the Company was not a party) to the Industry Partners and management in exchange for their interests in the Partnership. The issuance of the common stock was exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

         As of December 31, 1995, the Company entered into an agreement with ContiTrade Services Corporation in which the Company issued an option to purchase limited partnership interests which became a warrant for 3.0 million shares of the Registrant's common stock, $.01 par value per share. On April 23, 1997, 540,000 shares of common stock were issued to ContiTrade Services Corporation upon exercise of a portion of the Conti Warrant. The issuance of the Conti Option, its exchange for the Conti Warrant, and the issuance of shares of common stock upon exercise were transactions exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

         The historical Statement of Operations and Balance Sheet data set forth below as of and for the period from inception to December 31, 1993 and the fiscal years ended December 31, 1994, 1995, 1996, and 1997 have been derived from the Consolidated Financial Statements and Notes thereto of the Company. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto (dollars in thousands, except share data).

                                                            Period From
                                                             Inception
                                                         (August 12, 1993)                        Year Ended
                                                              Through                            December 31,
                                                            December 31,   --------------------------------------------------------
                                                                1993           1994           1995           1996           1997
                                                         ----------------  -----------    -----------    -----------    -----------
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Gain on sale of loans(1)(2) .........................   $       439    $     8,583    $    20,681    $    46,230    $   180,963
    Additional securitization transaction expense (3) ...            --           (560)        (5,547)        (4,158)            --
                                                            -----------    -----------    -----------    -----------    -----------
      Gain on sale of loans, net ........................           439          8,023         15,134         42,072        180,963
                                                            -----------    -----------    -----------    -----------    -----------
    Warehouse interest income ...........................            97          2,510          7,885         37,463        123,432
    Warehouse interest expense ..........................           (50)        (1,611)        (6,007)       (24,535)       (98,720)
                                                            -----------    -----------    -----------    -----------    -----------
      Net warehouse interest income .....................            47            899          1,878         12,928         24,712
                                                            -----------    -----------    -----------    -----------    -----------
    Servicing fees ......................................            --             99          1,543          6,750         20,593
    Other ...............................................            28          1,073          1,118          3,904         12,491
                                                            -----------    -----------    -----------    -----------    -----------
      Total servicing fees and other ....................            28          1,172          2,661         10,654         33,084
                                                            -----------    -----------    -----------    -----------    -----------
              Total revenues ............................           514         10,094         19,673         65,654        238,759
                                                            -----------    -----------    -----------    -----------    -----------

  Expenses:
    Compensation and benefits ...........................           508          3,348          5,139         16,007         82,051
    Selling, general and administrative expenses(2) .....           356          2,000          3,478         15,652         64,999
    Other ...............................................            --             14            298          2,321         14,280
    Sharing of proportionate value of equity(4) .........            --          1,689          4,204          2,555             --
                                                            -----------    -----------    -----------    -----------    -----------
              Total expenses ............................           864          7,051         13,119         36,535        161,330
                                                            -----------    -----------    -----------    -----------    -----------
Pre-tax income (loss) ...................................          (350)         3,043          6,554         29,119         77,429
Pro forma provision (benefit) for income taxes(5)(6)
  (7) ...................................................          (134)         1,187          2,522         11,190         29,500
                                                            -----------    -----------    -----------    -----------    -----------
Pro forma net income (loss)(2)(6)(7) ....................   $      (216)   $     1,856    $     4,032    $    17,929    $    47,929
                                                            ===========    ===========    ===========    ===========    ===========

Pro forma basic net income per common share(8) ..........   $     (0.02)   $      0.15    $      0.34    $      1.12    $      1.76
Pro forma diluted net income per common share(8) ........   $     (0.02)   $      0.15    $      0.34    $      0.92    $      1.54
Pro forma basic average common shares outstanding (8) ...    12,000,000     12,000,000     12,000,000     15,981,521     27,299,827
Pro forma diluted average common shares outstanding (8) .    12,000,000     12,000,000     12,000,000     19,539,963     31,147,944

BALANCE SHEET DATA:
  Mortgage loans held for sale ..........................   $     7,972    $    28,996    $   193,003    $   914,587    $ 1,673,144
  Interest-only and residual certificates ...............            --          3,404         14,073         86,247        223,306
  Borrowings under warehouse finance
    facilities ..........................................         7,213         27,732        189,819        895,132      1,732,609
  Term debt .............................................            --             --         11,121         47,430        112,291
  Shareholders' equity ..................................         1,449          5,856          5,609         89,337        254,064
  Total assets ..........................................         8,861         36,642        354,551      1,707,348      2,945,932

                                                           Period From
                                                            Inception
                                                         (August 12, 1993)                Year Ended
                                                              Through                    December 31,
                                                             December 31,   -----------------------------------------
                                                                1993        1994       1995        1996         1997
                                                         ----------------   ----       ----       ------       ------
OPERATING DATA (DOLLARS IN MILLIONS):
   Loans purchased or originated ........................      $  30       $ 283      $ 622       $1,770       $5,893
   Loans sold through securitization ....................         --          82        388          935        4,858
   Whole loan sales .....................................         22         180         71          129          145
   Serviced loan portfolio (period end) .................         --          92        536        2,148        6,957
DELINQUENCY DATA:
   Total delinquencies as a percentage of loans serviced
        (period end)(9)(10) .............................       0.00%       0.87%      3.43%        5.30%        5.40%
   Defaults as a percentage of loans services
        (period end)(10)(11) ............................       0.00        0.12       1.00         1.47         2.15
   Net annualized losses as a percentage of average loans
        services for period(10) .........................       0.00        0.00       0.09         0.13         0.15


(1) Prior to June 1996, includes interest-only and residual certificates received by ContiFinancial in connection with IMC's agreement with ContiFinancial. See Item 1. - "Business -- Loans -- Loan Sales - Securitizations" and Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Transactions with ContiFinancial -- Additional Securitization Transaction Expense."

(2) Beginning January 1, 1996, the Company adopted SFAS 122 which resulted in additional gain on sale of $7.8 million and additional amortization expense of $1.2 million for the year ended December 31, 1996. The effect on unaudited pro forma net income and pro forma net income per common share for the year ended December 31, 1996 was an increase of $4.1 million and $0.21, respectively.

(3) In 1994, 1995, and 1996, ContiFinancial received interest-only and residual certificates with estimated values of $3.0 million, $25.1 million, and $13.4 million in exchange for cash payments of $2.1 million, $18.4 million, and $8.6 million, respectively. In addition, ContiFinancial paid IMC $0.4 million, $1.1 million, and $0.7 million in 1994, 1995, and 1996, respectively, in expenses related to securitizations. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Transactions with ContiFinancial -- Additional Securitization Transaction Expense."

(4) Reflects expenses recorded in connection with the value sharing arrangement with ContiFinancial (the "Conti VSA") which terminated in March 1996. The Company's pre-tax income before the Conti VSA for 1994, 1995, and 1996 was $4.7 million, $10.8 million, and $31.7 million, respectively. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Transactions with ContiFinancial -- Sharing of Proportionate Value of Equity," "Certain Accounting Considerations Relating to the Conti VSA," and Note 5 of Notes to Consolidated Financial Statements.

(5) The Partnership which is included in the Consolidated Financial Statements became a wholly-owned subsidiary of the company after the plan of exchange described in Note 1 to the Consolidated Financial Statements was consummated. The Partnership made no provision for income taxes since the Partnership's income or losses were passed through to the partners individually. The Partnership's income became subject to income taxes at the corporate level as of June 24, 1996, the effective date of the exchange described in Note 1 to the Consolidated Financial Statements.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

(6) Pro forma data reflects a provision for income taxes to indicate what these taxes would have been had the exchange described in Note 1 to the Consolidated Financial Statements occurred in prior years.

(7)      Amounts are actual for the year ended December 31, 1997.

(8) Pro forma per share data reflects the weighted average number of common and dilutive common share equivalents outstanding during the period after giving effect to the recapitalization described in Note 1 to the Consolidated Financial Statements.

(9) Represents the percentages of account balances contractually past due 30 days or more, exclusive of home equity loans in foreclosure, bankruptcy and real estate owned.

(10) Total delinquencies, defaults and net annualized losses as a percentage of loans serviced have each trended upward as a result of the aging of the Company's loan portfolios. The Company does not believe that this trend should have a material adverse effect on the Company's revenues and net income, although no assurance can be given with respect thereto.

(11) Represents the percentages of account balances of loans in foreclosure and bankruptcy, exclusive of real estate owned.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis of the Company's financial condition and results of operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. The following discussion should be read in conjunction with Consolidated Financial Statements of the Company and the Notes thereto.

GENERAL

         The Company is a specialized consumer finance company engaged in purchasing, originating, servicing and selling home equity loans secured primarily by first liens on one- to four-family residential properties. The Company focuses on lending to individuals whose borrowing needs are generally not being served by traditional financial institutions due to such individuals' impaired credit profiles and other factors. Loan proceeds are typically used by such individuals to consolidate or refinance debt, to finance home improvements, to pay educational expenses and for a variety of other uses. By focusing on individuals with impaired credit profiles and providing prompt responses to their borrowing requests, the Company has been able to charge higher interest rates for its loan products than typically are charged by conventional mortgage lenders.

         Pursuant to the Company's acquisition strategy, effective January 1, 1996 the Company acquired all of the assets of EquityStars, and effective January 1, 1997 the Company acquired all of the assets of Mortgage America and Equity Mortgage and all of the outstanding common stock of CoreWest. Effective February 1, 1997, the Company acquired all of the assets of American Reduction. Effective July 1, 1997, the Company acquired substantially all of the assets of National Lending Center and Central Money Mortgage. Effective October 1, 1997, the Company acquired substantially all of the assets of Residential Mortgage Corporation, and effective November 1, 1997, the Company acquired substantially all of the assets of Alternative Capital Group.

         These acquisitions have been accounted for using the purchase method of accounting and the results of operations have been included with the Company's results of operations since the effective acquisition dates. The fair value of the acquired companies' tangible assets approximated the liabilities assumed, and accordingly, the majority of the initial purchase prices has been recorded as goodwill which will be amortized on a straight-line basis for periods up to 30 years.

         Several acquisitions included earn-out arrangements that provide the sellers with additional consideration if the acquired company reaches certain performance targets after the acquisition. Any such contingent payments will result in an increase in the amount of goodwill recorded on the Company's balance sheet related to each acquisition. Goodwill represents the excess of cost over fair market value of the net assets acquired in each acquisition and is amortized through periodic charges to earnings up to 30 years.

CERTAIN ACCOUNTING CONSIDERATIONS

INTEREST-ONLY AND RESIDUAL CERTIFICATES

         The Company purchases and originates loans for the purpose of sale primarily through securitizations. In a securitization transaction, the Company sells a pool of mortgages to a trust which simultaneously sells senior interests to third-party investors. The Company retains the residual interests (or a portion thereof) represented by residual class certificates and interest-only certificates. The Company retains the rights to service the pool of mortgages owned by the trust. In addition, by retaining the residual class certificates, the Company is entitled to receive the excess cash flows generated by the securitized loans calculated as the difference between (a) the monthly interest payments from the loans and (b) the sum of (i) pass-through interest paid to third-party investors, (ii) trustee fees, (iii) third-party credit enhancement fees, and (iv) servicing fees. The Company's right to receive this excess cash flow stream begins after certain over-collateralization requirements have been met, which are specific to each securitization and are used to provide credit enhancement.

         The Company initially records these securities at their allocated cost based upon the present value of the interest in the cash flows retained by the Company after considering various economic factors, including interest rates, collateral value and estimates of the value of future cash flows from the securitized mortgage pools under expected loss and prepayment assumptions discounted at a market yield. The weighted average rates used to discount the cash flows range from 11% to 14.5% based on the risks associated with each securitized mortgage pool. The Company utilizes prepayment and loss curves which the Company believes will approximate the timing of prepayments and losses over the life of the securitized loans. Prepayments on fixed rate loans securitized by the Company are expected to gradually increase from a constant prepayment rate ("CPR") of 4% to 28% in the first year of the loan and remain at 28% thereafter. The Company currently expects prepayments on adjustable rate loans to gradually increase from a CPR of 4% to 35% in the first year of the loan and remain at 35% thereafter. The CPR measures the annualized percentage of mortgage loans which prepay during a given period. The CPR represents the annual prepayment rate such that, in the absence of regular amortization, the total prepayment over the year would equal that percent of the original principal balance of the mortgage loan. The Company expects losses from defaults to gradually increase from zero in the first six months of securitization to 100 basis points after 36 months. The loss curve utilized by the Company approximates an assumed loss rate of approximately 65 basis points per year at inception of the securitization.

MORTGAGE SERVICING RIGHTS

         Effective January 1, 1996, the Company adopted SFAS 122. Because SFAS 122 prohibited retroactive application, the historical accounting results for the periods ended December 31, 1994 and 1995 have not been restated and, accordingly, the accounting results for the year ended December 31, 1996 are not comparable to any previous period. In June 1996, the FASB released SFAS 125, which superseded SFAS 122 and was adopted by the Company January 1, 1997.

         SFAS 122 required that a mortgage banking entity recognize as a separate asset the rights to service mortgage loans for others. Mortgage banking entities that acquire or originate loans and subsequently sell or securitize those loans and retain the mortgage servicing rights are required to allocate the total cost of the loans between the mortgage servicing rights and the mortgage loans. The Company was also required to assess capitalized mortgage servicing rights for impairment based upon the fair value of those rights. The impact of the adoption of SFAS 122 on the Company's Statement of Operations for the year ended December 31, 1996 resulted in additional operating income of approximately $6.6 million and an additional pro forma provision for income tax expense of approximately $2.6 million. The effect on unaudited pro forma net income and pro forma net income per common share for the year ended December 31, 1996 was an increase of $4.1 million and $0.21 per share, respectively.

         SFAS 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. SFAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is generally effective for transactions that occur after December 31, 1996 and has been applied prospectively. SFAS 125 requires the Company to allocate the total cost of mortgage loans sold among the mortgage loans sold (servicing released), I/O and residual certificates and servicing rights based on their relative fair values. The Company is required to assess the I/O and residual certificates and servicing rights for impairment based upon the fair value of those assets. SFAS 125 also requires the Company to provide additional disclosure about the I/O and residual certificates in its securitizations and to account for these assets each quarterly reporting period at fair value in accordance with SFAS 115. The application of the provisions of SFAS 125 did not cause earnings to differ materially from the results which would have been reported under SFAS 122.

GAIN ON SALE OF LOANS, NET

         Gain on sale of loans, net, which arises primarily from securitizations, includes all related revenues and costs, including the proceeds from sales of residual class certificates, the value of such certificates, hedging gains or losses and underwriting fees and other related securitization expenses and fees. See " -- Transactions with ContiFinancial --Additional Securitization Transaction Expense."

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

SERVICING FEES

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

TRANSACTIONS WITH CONTIFINANCIAL

ADDITIONAL SECURITIZATION TRANSACTION EXPENSE

         IMC, in conjunction with the start up of its operations, maintained an investment banking relationship with ContiFinancial from August 1993 to June 1996. As part of this relationship, ContiFinancial provided warehouse and revolving credit facilities to IMC and acted as placement agent and underwriter of certain securitizations. In addition, as part of its cash flow management strategy, the first six securitizations were structured so that ContiFinancial received, in exchange for cash, a portion of the I/O and residual interest in such securitizations. These transactions reduced IMC's gain on sale of loans by approximately $5.5 million in 1995 and $4.2 million in 1996. ContiFinancial also had a warrant to purchase 2.7 million shares of Common Stock (subject to certain adjustments) for a de minimis amount, of which 0.5 million shares have been issued. IMC continues to maintain a financing relationship with ContiFinancial.

SHARING OF PROPORTIONATE VALUE OF EQUITY

         Prior to March 26, 1996, the Company's financing and investment banking agreements with ContiFinancial included the ContiFinancial Value Sharing Arrangement ("Conti VSA"). The existence of the Conti VSA had no cash impact on the Company, but resulted in reductions of $4.2 million and $2.6 million in the Company's pre-tax income for the years ended December 31, 1995 and 1996, respectively. The Conti VSA was converted into an option entitling ContiFinancial on exercise to approximately 18% of the equity of the Partnership for a de minimus amount (the "Conti Option") on March 26, 1996. Consequently, subsequent to March 26, 1996, no liability has been reflected on the Company's balance sheet, and no expense has been reflected on the Company's income statement with respect to the Conti VSA subsequent to that date.

         The Company's pre-tax income before and after the Conti VSA for the years ended December 31, 1995 and 1996 was as follows:

                                                        Year Ended
                                                       December 31,
                                                   --------------------
                                                     1995         1996
                                                   -------      -------
                                                       (in thousands)
Total revenues ..............................      $19,673      $65,654
Total expenses ..............................       13,119       36,535
                                                   -------      -------

     Pre-tax income after Conti VSA .........        6,554       29,119

Effect of Conti VSA .........................        4,204        2,555
                                                   -------      -------

     Pre-tax income before Conti VSA ........      $10,758      $31,674
                                                   =======      =======

RESULTS OF OPERATIONS

Year Ended December 31,1997 Compared to Year Ended December 31, 1996

               Net income for the year ended December 31, 1997 was $47.9 million representing an increase of $30.0 million or 167.3% over pro forma net income of $17.9 million for the year ended December 31, 1996. Pro forma net income is calculated on the basis of historical net income, adjusted for a pro forma income tax expense as if the Company had been taxable as a corporation since its inception.

               The increase in net income resulted principally from increases in net gain on sale of loans of $138.9 million or 330.1% to $181.0 million for the year ended December 31, 1997 from $42.1 million for the year ended December 31, 1996. Also contributing to the increase in net income was an $11.8 million or 91.1% increase in net warehouse interest income to $24.7 million for the year ended December 31, 1997 from $12.9 million for the year ended December 31, 1996, a $13.8 million or 205.1% increase in servicing fees to $20.6 million for the year ended December 31, 1997 from $6.7 million for the year ended December 31, 1996 and an $8.6 million or 220.0% increase in other revenues to $12.5 million for the year ended December 31, 1997 from $3.9 million for the year ended December 31, 1996.

               The increase in income was partially offset by a $66.0 million or 412.6% increase in compensation and benefits to $82.1 million for the year ended December 31, 1997 from $16.0 million for the year ended December 31, 1996, of which $48.9 million consisted of compensation and benefits relating to the acquisitions of Mortgage America, CoreWest, Equity Mortgage, American Reduction, National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group (collectively, the "Acquisitions") and the remainder related primarily to the growth of the Company. The increase in income was also partially offset by a $49.3 million or 315.3% increase in selling, general and administrative expenses to $65.0 million for the year ended December 31, 1997 from $15.7 million for the year ended December 31, 1996, of which increase $27.9 million consisted of expenses relating to the Acquisitions for the year ended December 31, 1997 and the remainder related primarily to the growth of the Company. The increase in income was further offset by a $12.0 million or 515.1% increase in other interest expense to $14.3 million for the year ended

December 31, 1997 from $2.3 million for the year ended December 31, 1996. Finally, income for the year ended December 31, 1997 was favorably affected by a $2.6 million or 100% decrease in the sharing of proportionate value of equity representing the Conti VSA to $0 for the year ended December 31, 1997 from $2.6 million for the year ended December 31, 1996.

         Income before taxes was reduced by a provision for income taxes of $29.5 million for the year ended December 31, 1997 compared to a pro forma provision for income taxes of $11.2 million for the year ended December 31, 1996, representing an effective tax rate of approximately 38.1% for the year ended December 31, 1997. The provisions for income taxes prior to June 24, 1996 are pro forma amounts because prior to that date the Company operated as a partnership and did not pay income taxes.

Revenues

         The following table sets forth information regarding components of the Company's revenues for the year ended December 31, 1996 and 1997:

                                                           For the Year
                                                        Ended December 31,
                                                     ------------------------
                                                       1996            1997
                                                     --------       ---------
                                                          (in thousands)
Revenues:
  Gain on sales of loans                             $ 46,230       $ 180,963
  Additional securitization transaction expense        (4,158)             --
                                                     --------       ---------
    Gain on sale of loans, net                         42,072         180,963
                                                     --------       ---------
  Warehouse interest income                            37,463         123,432
  Warehouse interest expense                          (24,535)        (98,720)
                                                     --------       ---------
    Net warehouse interest income                      12,928          24,712
                                                     --------       ---------
  Servicing fees                                        6,750          20,593
  Other                                                 3,904          12,491
                                                     --------       ---------
    Total revenues                                   $ 65,654       $ 238,759
                                                     ========       =========

Gain on Sale of Loans, Net.

         For the year ended December 31, 1997, gain on sale of loans increased to $181.0 million from $46.2 million for the year ended December 31, 1996, an increase of 291.4%, reflecting increased loan production and securitizations for the year ended December 31, 1997. Additional securitization expense decreased to $0 for the year ended December 31, 1997 from $4.2 million for the year ended December 31, 1996. For the year ended December 31, 1997, gain on sale of loans, net, increased to $181.0 million from $42.1 million for the year ended December 31, 1996, an increase of 330.1%, reflecting increased loan production and securitizations in the year ended December 31, 1997.

         The total volume of loans produced increased by 232.9% to approximately $5.9 billion for the year ended December 31, 1997 compared with a total volume of $1.8 billion for the year ended December 31, 1996. Originations by the Company's correspondent network increased 174.5% to $4.3 billion for the year ended December 31, 1997 from $1.6 billion for the year ended December 31, 1996, while production from the Company's broker network and direct lending operations increased to $1.6 billion or 725% for the year ended December 31, 1997 from $188 million for the year ended December 31, 1996. Production volume increased during the 1997 period due to : (i) the Company's expansion program; (ii) the increase of its securitization activity; (iii) the growth of its loan servicing capability; and (iv) the Acquisitions, which accounted for approximately $1.2 billion in residential mortgage loans originated during the year ended December 31, 1997.

         The gain on sale as a percentage of loans sold and securitized decreased to 3.7% for the year ended December 31, 1997 from 4.4% for the year ended December 31, 1996. The decrease in the gain on sale percentage was primarily due to the increase in securitization of adjustable rate mortgage loans, higher premiums paid on loan production and higher prepayment speed assumptions used to calculate the gain on sale of securitized loans. In 1996, less than 2% of the $935 million mortgage loans securitized by the Company were adjustable rate mortgages. In 1997, approximately $1.7 billion or 34% of the $4.9 billion mortgage loans securitized by the Company were adjustable rate mortgages. The prepayment curve utilized by the Company to recognize the gain on sale of securitized fixed rate loans reaches a maximum CPR of 28% as compared to the prepayment curve utilized to recognize the gain on sale of adjustable rate loans, which reaches a maximum CPR of 35%. The higher prepayment assumption for adjustable rate loans, which is based on historical adjustable rate loan prepayment patterns, results in the recognition of a lower gain on sale for adjustable rate loans than for fixed rate loans. The average premium paid for loan production was 5.0% for the year ended December 31, 1996 compared to 5.3% for the year ended December 31, 1997. The maximum CPR assumed for fixed mortgage loans securitized increased from 26% for the year ended December 31, 1996 to 28% (35% for adjustable rate mortgage loans) for the year ended December 31, 1997. The decrease in the gain on sale percentage was partially offset by an increase in retail loan production. Upfront points and origination fees related to retail loan production are recognized as gain on sale at the time the loan is sold. Total retail production increased from approximately $67 million for the year ended December 31, 1996 to approximately $769 million for the year ended December 31, 1997.

Net Warehouse Interest Income

         Net warehouse interest income increased to $24.7 million for the year ended December 31, 1997 from $12.9 million for the year ended December 31, 1996, an increase of 91.1%. The increase in the year ended December 31, 1997 reflected higher interest income resulting primarily from increased mortgage loan production and mortgage loans held for sale in inventory for longer periods of time, partially offset by interest expense associated with warehouse facilities. The mortgage loans held for sale increased to $1.7 billion at December 31, 1997, an increase of 82.9%, from $914.6 million at December 31, 1996.

         The increase in net warehouse interest income was partially offset by an increase in the securitization of adjustable rate mortgage loans. In a fixed rate mortgage loan securitization transaction, the Company receives the pass-through rate of interest on the loans conveyed to the securitization trust for the period between the cut-off date (generally the first day of the month a securitization transaction occurs) and the closing date of the securitization transaction (typically during the third week of the month). The cut-off date represents the date when interest on the mortgage loans accrues to the securitization trust rather than the Company. The pass-through rate, which is less than the weighted average interest rate on the mortgage loans, represents the interest rate to be received by investors who purchase passthrough certificates in the securitization trust on the closing date. The Company continues to incur interest expense on its warehouse financings related to loans conveyed to the trust until the closing date, at which time the warehouse line is repaid. In an adjustable rate mortgage loan securitization, the Company receives no interest on mortgage loans conveyed to the securitization trust for the period between the cut-off date and the closing date of the securitization. For the year ended December 31, 1997, the Company incurred warehouse interest expense of approximately $6.9 million related to the period between the cut-off date and the closing date of adjustable rate mortgage loan securitizations for which no corresponding interest income was recognized. The Company had an insignificant amount of warehouse interest expense related to adjustable rate mortgage loans securitized in 1996.

Servicing Fees

         Servicing fees increased to $20.6 million for the year ended December 31, 1997 from $6.7 million for the year ended December 31, 1996, an increase of 205.1%. Servicing fees for the year ended December 31, 1997 were positively affected by an increase in mortgage loans serviced over the prior period. The Company increased its servicing portfolio by $4.9 billion or 233.3% to $7.0 billion as of December 31, 1997 from $2.1 billion as of December 31, 1996.

Other

         Other revenues, consisting principally of the recognition of the increase or accretion of the discounted value of interest on interest-only and residual certificates, over time, increased to $12.5 million or 220.0% for the year ended December 31, 1997 from $3.9 million in the year ended December 31, 1996 as a result of increased securitization volume and investment in interest-only and residual certificates.

Expenses

         The following table sets forth information regarding components of the Company's expenses for the year ended December 31, 1996 and 1997:

                                                       For the Year
                                                    Ended December 31,
                                                  ---------------------
                                                   1996          1997
                                                  -------      --------
                                                      (in thousands)
Compensation and benefits                         $16,007      $ 82,051
Selling, general and administrative expenses       15,652        64,999
Other interest expense                              2,321        14,280
Sharing of proportionate value of equity            2,555             0
                                                  -------      --------
     Total expenses                               $36,535      $161,330
                                                  =======      ========

         Compensation and benefits increased by $66.0 million or 412.6% to $82.1 million for the year ended December 31, 1997 from $16.0 million for the year ended December 31, 1996, principally due to an increase in the number of employees related to the Company's increased mortgage loan production, including $48.9 million of compensation and benefits relating to the Acquisitions, additions of personnel to service the Company's increased loan servicing portfolio, and a $2.4 million increase in executive incentive compensation from $2.6 million for the year ended December 31, 1996 to $5.0 million for the year ended December 31, 1997. It is anticipated that the Company's compensation and benefits will increase as the Company expands; however, the amount of executive bonuses is directly related to increases in the Company's earnings per share.

         Selling, general and administrative expenses increased by $49.3 million or 315.3% to $65.0 million for the year ended December 31, 1997 from $15.7 million for the year ended December 31, 1996. Excluding $27.9 million of compensation and benefits relating to the Acquisitions, the increase was principally due to an increase in underwriting, originating and servicing costs as a result of an increase in the volume of mortgage loan production, an increase in amortization expense related to capitalized servicing rights of $4.7 million and a $10.4 million increase in the provision for loan losses.

         Other interest expense increased by $12.0 million or 515.3% to $14.3 million for the year ended December 31, 1997 from $2.3 million for the year ended December 31, 1996 principally as a result of increased term debt borrowings.

         The sharing of proportionate value of equity, representing the amount payable under the Conti VSA, decreased to $0 for the year ended December 31, 1997 from $2.6 million for the year ended December 31, 1996. The Company's obligation to make payments under the Conti VSA terminated in March 1996.

Pro Forma Income Taxes

         The effective income tax rate for the year ended December 31, 1997 was approximately 38.1%, which differed from the federal tax rate of 35% primarily due to state income taxes. The increase in the provision for income taxes of $18.3 million or 163.6% to $29.5 million for the year ended December 31, 1997 from the pro forma provision for income taxes of $11.2 million for the year ended December 31, 1996 was proportionate to the increase in pre-tax income. The provision for income taxes prior to June 24, 1996 is a pro forma amount because prior to that date the Company operated as a partnership and did not pay any income taxes.

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

         The increase in income was partially offset by a $10.9 million or 211.4% increase in compensation and benefits to $16.0 million for the year ended December 31, 1996 from $5.1 million for the year ended December 31, 1995, of which increase $2.2 million related to the acquisition of Equitystars on January 1, 1996, $2.6 million related to the payment of bonuses to the Company's executives and the remainder related primarily to the growth of the Company. The increase in income was also partially offset by a $12.2 million or 350.1% increase in selling, general and administrative expenses to $15.7 million for the year ended December 31, 1996 from $3.5 million for the year ended December 31, 1995. The Company expects its compensation and benefits and selling, general and administrative expenses to increase substantially in 1997 as a result of the expansion of the business of the Company and its recent acquisitions. The increase in income was further offset by a $2.0 million or 679.7% increase in other expense to $2.3 million for the year ended December 31, 1996 from $ 0.3 million for the year ended December 31, 1995. Finally, income was favorably affected by a $1.6 million or 39.2% decrease in the Conti VSA to $2.6 million for the year ended December 31, 1996 from $4.2 million for the year ended December 31, 1995. See " -- Transactions with ContiFinancial --Sharing of Proportionate Value of Equity," and Note 5 of Notes to Consolidated Financial Statements.

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

Revenues

         The following table sets forth information regarding components of the Company's revenues for the years ended December 31, 1995 and 1996:


                                                               Year Ended
                                                              December 31,
                                                        -----------------------
                                                          1995           1996
                                                        --------       --------
                                                             (in thousands)
Gain on sale of loans ............................      $ 20,681       $ 46,230
Additional securitization transaction expense ....        (5,547)        (4,158)
                                                        --------       --------
     Gain on sale of loans, net ..................        15,134         42,072
                                                        --------       --------
Warehouse interest income ........................         7,885         37,463
Warehouse interest expense .......................        (6,007)       (24,535)
                                                        --------       --------
     Net warehouse interest income ...............         1,878         12,928
                                                        --------       --------
Servicing fees ...................................         1,543          6,750
Other ............................................         1,118          3,904
                                                        --------       --------
     Total revenues ..............................      $ 19,673       $ 65,654
                                                        ========       ========

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

         Other. Other revenues, consisting principally of the recognition of the increase or accretion of the discounted value of interest-only and residual certificates, increased to $5.3 million or 370.0% in the year ended December 31, 1996 from $1.1 million in the year ended December 31, 1995 as a result of increased securitization volume.

Expenses

         The following table sets forth information regarding components of the Company's expenses for the years ended December 31, 1995 and 1996.

                                                       Year Ended December 31,
                                                       -----------------------
                                                         1995         1996
                                                        -------      -------
                                                           (in thousands)
Compensation and benefits ........................      $ 5,139      $16,007
Selling, general and administrative expenses .....        3,478       15,652
Other ............................................          298        2,321
Sharing of proportionate value of equity .........        4,204        2,555
                                                        -------      -------
     Total expenses ..............................      $13,119      $36,535
                                                        =======      =======

         Compensation and benefits increased by $10.9 million or 211.4% to $16.0 million for the year ended December 31, 1996 from $5.1 million for the year ended December 31, 1995, principally due to an increase in the number of employees to service the Company's increased mortgage loan production, the acquisition of the assets and business of Equitystars and an increase in executive bonuses. Compensation expense related to the Equitystars business (which was acquired January 1, 1996) for the year ended December 31, 1996 was $2.2 million, and executive bonuses increased $2.6 million in 1996. It is anticipated that the Company's compensation and benefits will increase as the Company expands; however, the amount of executive bonuses is directly related to increases in the Company's earnings per share (see "Management -- Executive Compensation -- Employment Agreements").

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

FINANCIAL CONDITION

DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

         The Company hedges, in part, its interest rate exposure on fixed-rate mortgage loans held for sale through the use of securities sold but not yet purchased and securities purchased under agreements to resell. Securities purchased under agreements to resell increased $113.1 million or 17.1% from $659.5 million at December 31, 1996 to $772.6 million at December 31, 1997 and securities sold but not yet purchased increased $114.3 million or 17.3% from $661.1 million at December 31, 1996 to $775.3 million at December 31, 1997 due primarily to the increase in fixed-rate mortgage loans held for sale at December 31, 1997 as compared to December 31, 1996.

         Mortgage loans held for sale at December 31, 1997 were $1.7 billion, representing an increase of $758.6 million or 82.9% over mortgage loans held for sale of $914.6 million at December 31, 1996. This increase was a result of the Company's strategy to increase its financial flexibility by increasing its balance of mortgage loans held for sale. The increase in the volume of loan originations, allowing the Company to increase its financial flexibility, was a result of increased loans purchases and originations as the Company expanded into new states, loan originations from the Acquisitions since their effective dates and increased purchasing and origination efforts in states in which the Company had an existing market presence.

         Accounts receivable increased $18.6 million or 669.1% from $2.8 million at December 31, 1996 to $21.3 million at December 31, 1997 primarily due to an increase in servicing advances of $8.0 million, receivables from securitization transactions of $4.2 million, and $2.6 million related to the Acquisitions. Receivables from securitization transactions reflect short-term timing differences in receiving amounts due from the securitization trusts. The increase in servicing advances was due to an increase in advances by the Company on loans it services due to an overall dollar increase in delinquencies from 1996 to 1997 as the Company's servicing portfolio increases and matures. As the servicer for the securitization trusts, the Company is required to advance certain principal, interest and escrow amounts to the securitization trusts for delinquent mortgagors. The Company then collects the past due amounts from the mortgagors or from the proceeds from liquidation of foreclosed properties. The Company expects the overall dollar amount of delinquencies to increase in future periods as the servicing portfolio increases and securitization pools continue to mature.

         Interest-only and residual certificates at December 31, 1997 were $223.3 million, representing an increase of $137.1 million or 158.9% over interest-only and residual certificates of $86.2 million at December 31, 1996. This increase was a result of the Company completing eight securitizations during the twelve months ended December 31, 1997 for an aggregate of $4.9 billion. The increase was offset by the sale on a non-recourse basis of certain interest-only and residual certificates that had a net book value of $267 million. The sale was effected through a securitization (the "Excess Cashflow Securitization") by which the Company received approximately $228 million of net cash proceeds, or approximately 85% of the estimated net book value, and retained a subordinated residual certificate for the remaining balance. The Company used the net proceeds to retire or reduce certain term debt.

         Capitalized mortgage servicing rights increased $28.3 million or 427.9% from $6.6 million at December 31, 1996 to $35.0 million at December 31, 1997 due to the increase in the Company's securitization volume for the year ended December 31, 1997 compared to December 31, 1996. The increase consists of the capitalization of $34.3 million of servicing rights offset by amortization of $5.9 million.

         Warehouse financings due from correspondents increased $20.9 million or 413.6% from $5.0 million at December 31, 1996 to $25.9 million at December 31, 1997 due to a $27.5 million increase in committed warehouse financing provided to correspondents as a result the addition of new correspondents and an increase in the utilization of such lines by the correspondents.

         Property, furniture, fixtures and equipment increased $13.2 million or 787.5% from $1.7 million at December 31, 1996 to $14.9 million at December 31, 1997 primarily due to $5.1 million related to the purchase and renovation of the Company's corporate headquarters building and $5.4 million related to the Acquisitions.

         Goodwill increased $90.1 million from $1.8 million at December 31, 1996 to $92.0 million at December 31, 1997 due to the recording of $87.0 million of costs in excess of fair value of net assets acquired in acquisition transactions and $5.8 related to contingent payment accruals related to acquisitions. The increase was offset by amortization of $2.7 million. Goodwill is being amortized on a straight-line basis over periods from five to thirty years.

         Borrowings under warehouse financing facilities at December 31, 1997 were $1.7 billion, representing an increase of $837.5 million or 93.6% over warehouse financing facilities of $895.1 million at December 31, 1996. This increase was a result of increased mortgage loans held for sale and higher utilization of warehouse financing facilities which fund a portion of the premiums paid on loans purchased.

         Term debt at December 31, 1997 was $112.3 million, representing an increase of $64.9 million or 136.8% over term debt of $47.4 million at December 31, 1996. This increase was primarily a result of financing the increase in interest-only and residual certificates.

         Notes payable increased $18.2 million from $0 at December 31, 1996 to $18.2 million at December 31, 1997 due to $13.2 million in notes payable issued related to an acquisition and a $5.0 million mortgage note payable obtained subsequent to the purchase and renovation of the Company's corporate headquarters building.

         Accounts payable and accrued liabilities increased $23.9 million or 307.7% from $7.8 million at December 31, 1996 to $31.7 million at December 31, 1997 primarily due to accrual of contingent stock payments related to acquisitions of $5.8 million, accruals for securitization obligations of $5.9 million, a $2.4 million increase in incentive compensation accruals and $6.1 million related to the Acquisitions. Accruals for securitization obligations represent timing differences on amounts due to the securitization trusts.

         The Company's net deferred tax liability increased $13.7 million from a net deferred tax asset of $2.7 million at December 31, 1996 to a net deferred tax liability of $10.9 million at December 31, 1997 primarily due to the structuring of certain securitization transactions to allow debt treatment for tax purposes.

         Stockholders' equity as of December 31, 1997 was $254.1 million, representing an increase of $164.7 million over stockholders' equity of $89.3 million at December 31, 1996. This increase was primarily a result of proceeds of approximately $58.0 million from the sale of 5,040,000 shares of common stock (net of underwriting discount and expenses associated with the offering), common stock issued in acquisition transactions and net income for the year ended December 31, 1997.

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

         I/O and residual certificates at December 31, 1996 were $86.2 million, representing an increase of $72.1 million or 512.9% over I/O and residual certificates of $14.1 million at December 31, 1995. This increase was a result of the Company completing four securitizations, one in each of the four quarters of 1996, for an aggregate of $935.0 million.

         Borrowings under warehouse financing facilities at December 31, 1996 were $895.1 million, representing an increase of $705.3 million or 371.6% over borrowings under warehouse financing facilities of $189.8 million at December 31, 1995. This increase was a result of increased mortgage loans held for sale.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company uses its cash flow from the sale of loans through securitizations, whole loans sales, loan origination fees, processing fees, net interest income, servicing fees and borrowings under its warehouse facilities and term debt to meet its working capital needs. The Company's cash requirements include the funding of loan purchases and originations, payment of interest costs, funding of over-collateralization requirements for securitizations, operating expenses, income taxes, acquisitions when acquired for cash and capital expenditures.

         The Company has an ongoing need for substantial amounts of capital. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans through whole loan sales, are essential to the continuation of the Company's ability to purchase and originate loans. As a result of increased loan purchases and originations and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the year ended December 31, 1997, the Company used cash flow for operating activities of $878.4 million, an increase of $101.6 million, or 13.1%, over cash flows used for operating activities of $776.7 million during the year ended December 31, 1996. During the year ended December 31, 1997, the Company received cash flows from financing activities of $916.4 million, an increase of $127.7 million or 16.2% over cash flows received from financing activities of $788.7 million during the year ended December 31, 1996. The cash flows used for operating activities related primarily to the funding of mortgage loan purchases or originations and cash flows received from financing activities related primarily to the funding of the mortgage loan purchases or originations.

         The Company's sale of loans through securitizations has resulted in an increase in the amount of gain on sale recognized by the Company. Significant cash outflows are incurred upon the closing of a securitization transaction; however, the Company does not receive a significant portion of the cash representing the gain until later periods when the related loans are repaid or otherwise collected. The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under warehouse lines of credit with various lenders.

         At December 31, 1997, the Company had a $1.25 billion uncommitted warehouse facility with Paine Webber Real Estate Securities, Inc. This facility bears interest at rates ranging from LIBOR plus 0.65% to LIBOR plus .90%. Approximately $920.9 million was outstanding under this facility as of December 31, 1997.

         At December 31, 1997, the Company had a $1.0 billion uncommitted warehouse facility with Bear Stearns Home Equity Trust 1996-1. This facility bears interest at LIBOR plus 0.875%. Approximately $592.1 million was outstanding under this facility at December 31, 1997.

         Additionally, at December 31, 1997, the Company had approximately $865 million available under other warehouse lines of credit. As of December 31, 1997, approximately $219.6 million was outstanding under these lines of credit. Interest rates ranged from 6.6% to 7.6% as of December 31, 1997, and all borrowings mature within one year.

         Outstanding borrowings on the Company's warehouse financing facilities are collateralized by mortgage loans held for sale, warehouse financing due from correspondents and servicing rights on approximately $250 million of mortgage loans. Upon the sale of these loans and the repayment of warehouse financing due from correspondents, the borrowings under these lines will be repaid.

         At December 31, 1997, the Company had borrowed $70.8 million under its credit facility with Paine Webber Real Estate Securities, Inc. Outstanding borrowings bear interest at LIBOR plus 2.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

         Bear, Stearns & Co. Inc. and its affiliates, Bear Stearns Mortgage Capital Corporation and Bear, Stearns International Limited, provide the Company with an $85 million credit facility which is collateralized by certain interest-only and residual certificates owned by the Company. At December 31, 1997, $30 million was outstanding under this credit facility, which bears interest at 1.75% per annum in excess of LIBOR.

         At December 31, 1997, the Company had borrowed $4.7 million under an agreement which matures August 1998, bears interest at 2.0% per annum in excess of LIBOR and is collateralized by certain interest-only and residual certificates.

         The Company also has available a $7 million credit facility which matures July 31, 1999 and bears interest at 10% per annum from an affiliate of a stockholder. At December 31, 1997, $6.8 million was outstanding under this credit facility.

         The Bank of Boston provides the Company a revolving credit facility which matures October 1998, bears interest at LIBOR plus 2.75% and provides for borrowings up to $50 million subject to the following terms: (i) to finance interest-only and residual certificates, to be repaid according to a repayment schedule calculated by Bank of Boston with a maximum amortization period after October 1998 of three years; or (ii) for acquisitions or bridge financing. No amounts were outstanding under this credit facility as of December 31, 1997.

         The Bank of Boston, with participation from another financial institution, provides the Company with a $45 million working capital facility, which bears interest at LIBOR plus 2.75% and matures October, 1998. No amounts were outstanding under this facility at December 31, 1997.

         Subsequent to December 31, 1997, the Company received from German American Capital Corporation a $1.0 billion committed warehouse credit facility to be collateralized by mortgage loans held for sale which includes $100 million credit facility to be collateralized by interest-only and residual certificates.

         The Company's warehouse lines and term debt contain various affirmative and negative covenants customary for credit arrangements of their type and which the Company believes will not have a material effect on its operations, growth and financial flexibility. The credit facility with Bank of Boston also contains certain financial covenants requiring the maintenance of certain debt-to-equity or debt-to-net worth ratios and establishes limits on the ability of the Company to incur unsecured indebtedness. The Company does not believe that the existing financial covenants will restrict its operations within the next twelve months. Management believes the Company is in compliance with all such covenants under these agreements.

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

         On April 23, 1997, the Company completed an offering of 6,300,000 shares of common stock, of which 5,040,000 shares were offered by the Company and 1,260,000 shares were offered by certain stockholders of the Company. The Company received approximately $58.0 million from the sale of these shares, net of underwriting discount and associated expenses.

         On November 4, 1997, the Company sold, on a non-recourse basis, interest-only and residual certificates that had an estimated net book value of $267 million. The sale was effected through an excess cashflow securitization by which the Company received approximately $228 million of net cash proceeds, or approximately 85% of the estimated net book value of the interest-only and residual certificates and retained a subordinated residual certificate for the remaining balance. The Company used the net proceeds to retire or reduce certain term debt.

         The Company's business requires continual access to short- and long-term sources of debt and equity capital. The Company believes that its current warehouse and other facilities and internally generated funds will be sufficient (assuming renewal or replacement of existing warehouse and term debt facilities as they mature) to fund its liquidity requirements, including the implementation of its business strategy through 1998. However, the Company has substantial capital requirements and it anticipates that it may need to arrange for additional external cash resources through additional excess cashflow securitizations, financings, or the sale or placement of other debt or equity securities. There can be no assurance that existing warehouse and term debt facilities can be extended or refinanced, that the Company will be able to arrange excess cashflow securitizations in the future on terms the Company would consider favorable, that other debt or equity sources will be available to the Company at any given time or as to the favorability of the terms on which such sources may be available, or that funds generated from operations will be sufficient to repay its existing debt obligations or meet its operating and capital requirements. To the extent that the Company is not successful in maintaining or replacing existing financing, it would not be able to hold a large volume of loans pending securitization and therefore would have to curtail its loan production activities or attempt to sell loans through whole loan sales. There can be no assurance the Company would be successful in selling the volume of whole loan sales required to sustain operations if the existing warehouse and term debt facilities can not be renewed, extended, replaced or refinanced.

RISK MANAGEMENT

         The Company purchases and originates mortgage loans and then sells them primarily through securitizations. At the time of securitization and the delivery of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or "spread", between the interest rate on the loans and the interest rate paid to investors (which typically is priced based on the Treasury security with a maturity corresponding to the anticipated life of the loans). If interest rates rise between the time the Company originates or purchases the loans and the time the loans are priced at securitization, the spread narrows, resulting in a loss in value of the loans. To protect against such losses, the Company hedges the value of the loans through the short sale of Treasury securities. Prior to hedging, the Company performs an analysis of its loans taking into account, among other things, interest rates and maturities to determine the amount, type, duration and proportion of each Treasury security to sell short so that the risk to the value of the loans is effectively hedged. The Company executes the sale of the Treasury securities with large, reputable securities firms and uses the proceeds received to acquire Treasury securities under repurchase agreements with large, reputable securities firms. These securities are designated as hedges in the Company's records and are closed out when the loans are sold.

         If the value of the hedges decreases, offsetting an increase in the value of the loans, the Company will pay the hedge loss in cash and realize the corresponding increase in the value of the loans as part of its interest-only and residual certificates. Conversely, if the value of the hedges increase, offsetting a decrease in the value of the loans, the Company will receive the hedge gain in cash and realize the corresponding decrease in the value of the loans through a reduction in the value of the corresponding interest-only and residual certificates.

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

         Profitability may be directly affected by the level and fluctuation in interest rates which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the ability of the Company to purchase and originate loans and affect the mix of first and second mortgage loan products. Generally, first mortgage production increases relative to second mortgage production in response to low interest rates and second mortgage production increases relative to first mortgage production during periods of high interest rates. A significant decline in interest rates could decrease the size of the Company's loan servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent servicing rights and interest-only and residual certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates which would have a material adverse effect on the Company's results of operations and financial condition. Conversely, lower than anticipated rates of loan prepayments or gains would allow the Company to increase the value of interest-only and residual certificates which could have a favorable effect on the Company's results of operations and financial condition. Fluctuating interest rates also may affect the net interest income earned by the Company from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities. In addition, inverse or flattened interest yield curves could have an adverse impact on the profitability of the Company because the loans pooled and sold by the Company have long-term rates, while the senior interests in the related securitization trusts are priced on the basis of intermediate term rates.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1997, the FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("SFAS 129"), which consolidates existing disclosure requirements. SFAS 129 contains no change in existing disclosure requirements and is effective for fiscal years ending after December 15, 1997.

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". These statements, which are effective for fiscal years beginning after December 15, 1997, establish standards for reporting and display of comprehensive income and disclosure requirements related to segments. The application of the new rules are not anticipated to have an impact on the Company's financial position or results of operations.

YEAR 2000

         The Company utilizes a number of software systems to originate, securitize and service its various loan products. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The financial impact of becoming year 2000 compliant has not been and is not expected to be material to the Company, to its financial position or results of operations in a given year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  IMC MORTGAGE COMPANY AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent
Accountants...............................................................   51
Financial Statements:
    Consolidated Balance Sheets as of December 31, 1996 and 1997..........   52
    Consolidated Statements of Operations for the years ended
     December 31, 1995, 1996 and 1997.....................................   53
    Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1995, 1996 and 1997...............................   54
    Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1996 and 1997.....................................   55
    Notes to Consolidated Financial Statements............................   56

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
IMC MORTGAGE COMPANY AND SUBSIDIARIES

         We have audited the accompanying consolidated balance sheets of IMC Mortgage Company and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of IMC Mortgage Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMC Mortgage Company and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

         As discussed in Note 2, effective January 1, 1996 the Company changed its method of accounting for mortgage servicing rights.

                                              /S/ COOPERS & LYBRAND L.L.P.

Tampa, Florida
February 20, 1998, except for the
   fourth paragraph of Note 4 as to which the date is March 19, 1998.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         December 31,
                                                                  --------------------------
                                                                     1996             1997
                                                                     ----             ----
                   ASSETS

Cash and cash equivalents ..................................      $   13,289      $   26,750
Securities purchased under agreements to resell ............         659,490         772,586
Accrued interest receivable ................................           8,636          29,272
Accounts receivable ........................................           2,776          21,349
Mortgage loans held for sale, net ..........................         914,587       1,673,144
Interest-only and residual certificates ....................          86,247         223,306
Warehouse financing due from correspondents ................           5,045          25,913
Property, furniture, fixtures and equipment, net ...........           1,677          14,884
Capitalized mortgage servicing rights ......................           6,621          34,954
Income tax receivable ......................................              --          18,841
Goodwill ...................................................           1,843          91,963
Other assets ...............................................           7,137          12,970
                                                                  ----------      ----------
    Total ..................................................      $1,707,348      $2,945,932
                                                                  ==========      ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Warehouse finance facilities ............................      $  895,132      $1,732,609
   Term debt ...............................................          47,430         112,291
   Notes payable ...........................................              --          18,189
   Securities sold but not yet purchased ...................         661,061         775,324
   Accounts payable and accrued liabilities ................           7,767          31,665
   Accrued interest payable ................................           4,078          10,857
   Deferred tax liability ..................................              --          10,933
   Income tax payable ......................................           2,543              --
                                                                  ----------      ----------
    Total liabilities ......................................       1,618,011       2,691,868
                                                                  ----------      ----------

Commitments and Contingencies (Note 13)
Stockholders' equity:
   Preferred stock, par value $.01 per share; 10,000,000
      shares authorized; none issued and outstanding .......              --              --
   Common stock, par value $.01 per share; 50,000,000
      authorized; 19,669,666, and 30,710,790
      shares issued and outstanding ........................             197             307
   Additional paid-in capital ..............................          76,490         193,178
   Retained earnings .......................................          12,650          60,579
                                                                  ----------      ----------
      Total stockholders' equity ...........................          89,337         254,064
                                                                  ----------      ----------
      Total ................................................      $1,707,348      $2,945,932
                                                                  ==========      ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         For the Year Ended December 31,
                                                             ---------------------------------------------------
                                                                 1995               1996               1997
                                                                 ----               ----               ----
Revenues:
    Gain on sales of loans ............................      $     20,681       $     46,230       $    180,963
    Additional securitization transaction
       expense (Note 5) ...............................            (5,547)            (4,158)                --
                                                             ------------       ------------       ------------
        Net gain on sale of loans .....................            15,134             42,072            180,963
                                                             ------------       ------------       ------------
    Warehouse interest income .........................             7,885             37,463            123,432
    Warehouse interest expense ........................            (6,007)           (24,535)           (98,720)
                                                             ------------       ------------       ------------
          Net warehouse interest income ...............             1,878             12,928             24,712
                                                             ------------       ------------       ------------
    Servicing fees ....................................             1,543              6,750             20,593
    Other revenues ....................................             1,118              3,904             12,491
                                                             ------------       ------------       ------------
          Total servicing fees and other ..............             2,661             10,654             33,084
                                                             ------------       ------------       ------------
          Total revenues ..............................            19,673             65,654            238,759
                                                             ------------       ------------       ------------

Expenses:
    Compensation and benefits .........................             5,139             16,007             82,051
    Selling, general and administrative
       expenses .......................................             3,478             15,652             64,999
    Sharing of proportionate value of
       equity (Note 5) ................................             4,204              2,555                 --
    Other interest expense ............................               298              2,321             14,280
                                                             ------------       ------------       ------------
          Total expenses ..............................            13,119             36,535            161,330
                                                             ------------       ------------       ------------
    Income before income taxes ........................             6,554             29,119             77,429
    Provision for income taxes ........................                --              4,206             29,500
                                                             ------------       ------------       ------------
Net income ............................................      $      6,554       $     24,913       $     47,929
                                                             ============       ============       ============

Unaudited Pro Forma Data (actual data for
   the year ended December 31, 1997)
   giving effect to provision for income taxes:
    Income before provision for income
       taxes ..........................................      $      6,554       $     29,119       $     77,429
    Pro forma provision for income taxes
       (Note 2) .......................................             2,522             11,190             29,500
                                                             ------------       ------------       ------------
    Pro forma net income ..............................      $      4,032       $     17,929       $     47,929
                                                             ============       ============       ============
    Pro forma net income per common share:
        Basic .........................................      $       0.34       $       1.12       $       1.76
        Diluted .......................................      $       0.34       $       0.92       $       1.54
    Pro forma weighted average shares outstanding:
        Basic .........................................        12,000,000         15,981,521         27,299,827
        Diluted .......................................        12,000,000         19,539,963         31,147,944

        The accompanying notes are an integral part of these consolidated financial statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                     Common Stock             Additional
                                              --------------------------       Paid-In         Retained
                                                 Shares          Amount        Capital         Earnings            Total
                                                 ------          ------        -------         --------            -----
Stockholders' equity at
  January 1, 1995 ......................       6,000,000      $       60      $    3,825       $    1,971       $    5,856
Cash contributions .....................              --              --              20               --               20
Net income .............................              --              --              --            6,554            6,554
Distributions for taxes (Note 2) .......              --              --              --           (6,821)          (6,821)
                                              ----------      ----------      ----------       ----------       ----------
Stockholders' equity at
December 31, 1995 ......................       6,000,000              60           3,845            1,704            5,609
Issuance of options to
  ContiFinancial (Note 5) ..............              --              --           8,448               --            8,448
Common stock issued in public
  offering .............................       3,565,000              36          58,168               --           58,204
Reclassification of partnership
  earnings .............................              --              --           4,124           (4,124)              --
Conversion of convertible
  preferred stock ......................         119,833               1           2,005               --            2,006
Stock options exercised ................         150,000               2              (2)              --               --
Net income .............................              --              --              --           24,913           24,913
Distributions for taxes (Note 2) .......              --              --              --           (9,843)          (9,843)
Two-for-one stock split (Note 1)  ......       9,834,833              98             (98)              --               --
                                              ----------      ----------      ----------       ----------       ----------
Stockholders' equity at
  December 31, 1996 ....................      19,669,666             197          76,490           12,650           89,337
Common stock issued in public
  offering .............................       5,040,000              50          57,977               --           58,027
Common stock issued in
  acquisition transactions .............       5,043,763              50          51,962               --           52,012
Common stock issued under stock
   option and incentive plans and
   related tax benefits ................         957,361              10           6,749               --            6,759
Net income .............................              --              --              --           47,929           47,929
                                              ----------      ----------      ----------       ----------       ----------
Stockholders' equity at
December 31, 1997 ......................      30,710,790      $      307      $  193,178       $   60,579       $  254,064
                                              ==========      ==========      ==========       ==========       ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                For the Year Ended December 31,
                                                          -----------------------------------------
                                                             1995            1996           1997
                                                             ----            ----           ----

Operating activities:
Net income .........................................      $   6,554       $  24,913       $  47,929
Adjustments to reconcile net income to
 net cash used in operating activities:
   Sharing of proportionate value of equity ........          4,204           2,555              --
   Depreciation and amortization ...................            164           1,650          10,144
   Capitalized mortgage servicing rights ...........             --          (7,862)        (34,252)
   Net loss in joint venture .......................             --             852           1,813
   Non-recurring benefit associated with the
     conversion of Partnership to C Corporation ....             --          (3,600)             --
   Change in deferred taxes ........................             --             879          13,654
Net change in operating assets and liabilities,
 net of effects from acquisitions:
   Increase in mortgage loans held for sale ........       (164,007)       (721,347)       (702,927)
   Decrease in securities purchased under
     agreement to resell and securities sold
     but not yet purchased .........................          1,142             429           1,167
   Increase in accrued interest receivable .........         (1,653)         (6,763)        (20,615)
   Decrease (increase) in warehouse financing
     due from correspondents .......................              4          (4,992)        (25,674)
   Increase in interest-only and residual
     certificates ..................................        (10,669)        (72,174)       (137,060)
   Increase in other assets ........................           (371)         (2,200)         (7,495)
   Increase in accounts receivable .................           (885)         (1,596)        (16,450)
   Increase in income tax receivable ...............             --              --         (15,241)
   Increase in accrued interest payable ............            547           3,022           6,779
   Decrease in deferred income .....................           (451)             --              --
   Increase (decrease) in income tax payable .......             --           2,543          (2,543)
   Increase in accrued and other liabilities .......            142           6,978           2,421
                                                          ---------       ---------       ---------
   Net cash used in operating activities ...........       (165,279)       (776,713)       (878,350)
                                                          ---------       ---------       ---------
Investing activities:
   Investment in joint venture .....................             --          (2,591)         (1,781)
   Purchase of property, furniture, fixtures and
     equipment .....................................           (391)         (1,218)        (12,772)
   Acquisition of businesses, net of cash
     acquired and including other cash
     payments associated with the acquisitions .....             --              --         (10,008)
                                                          ---------       ---------       ---------
   Net cash used in investing activities ...........           (391)         (3,809)        (24,561)
                                                          ---------       ---------       ---------
Financing activities:
   Issuance of common stock ........................             --          58,203          59,923
   Contributions from partners .....................             20              --              --
   Distributions to partners for taxes .............         (5,515)        (11,149)             --
   Net borrowings on warehouse facilities ..........        162,087         705,313         787,911
   Borrowings -- term debt .........................         11,121          51,066         401,240
   Borrowings - notes payable ......................             --              --           5,000
   Repayments of borrowings - term debt ............             --         (14,756)       (337,702)
                                                          ---------       ---------       ---------
   Net cash provided by financing activities .......        167,713         788,677         916,372
                                                          ---------       ---------       ---------
   Net increase in cash and cash equivalents .......          2,043           8,155          13,461
   Cash and cash equivalents, beginning of
     period ........................................          3,091           5,134          13,289
                                                          ---------       ---------       ---------
   Cash and cash equivalents, end of period ........      $   5,134       $  13,289       $  26,750
                                                          =========       =========       =========


        The accompanying notes are an integral part of these consolidated financial statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.  ORGANIZATION AND BASIS OF PRESENTATION

         IMC Mortgage Company and its wholly-owned subsidiaries (the "Company") purchase and originate mortgage loans made to borrowers who may not otherwise qualify for conventional loans for the purpose of securitization and sale. The Company typically securitizes these mortgages into the form of a Real Estate Mortgage Investment Conduit ("REMIC") or owner trust. A significant portion of the mortgages are sold on a servicing retained basis.

         The Company was formed in 1993 by a team of executives experienced in the non-conforming home equity loan industry. The Company was originally structured as a partnership, Industry Mortgage Company, L.P. (the "Partnership"), which became a wholly owned subsidiary of IMC Mortgage Company (the "Parent") in June 1996 when the limited partners (the "Partners") and the general partner exchanged their partnership interests for voting common shares (the "exchange" or "recapitilization") of the Parent. The exchange was consummated on an historical cost basis as all entities were under common control. Accordingly, since June 1996, the Parent has owned 100% of the limited partnership interests in the Partnership and 100% of the general partnership interest in the Partnership. At the time of the exchange, the retained earnings previously reflected by the Partnership were transferred to additional paid-in capital. On December 31, 1997, the Partnership and the general partner were merged into the Parent. The accompanying consolidated financial statements include the accounts of the Parent, the Partnership and their wholly owned subsidiaries, after giving effect to the exchange as if it had occurred at inception.

         On January 27, 1997, the Board of Directors declared a two-for-one split of common stock payable on February 13, 1997 to stockholders of record as of February 6, 1997. A total of $98 was transferred from additional paid-in-capital to the stated value of common stock in connection with the stock split. This transaction has been recorded herein in the year ended December 31, 1996. The par value of the common stock remains unchanged. All share and per share amounts have been restated retroactively herein to reflect the stock split except with respect to periods presented in the consolidated statements of stockholders' equity prior to December 31, 1996.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries after elimination of inter-company accounts and transactions.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand and on deposit at financial institutions and short term investments with original maturities of 90 days or less when purchased.

INTEREST-ONLY AND RESIDUAL CERTIFICATES

         The Company originates and purchases mortgages for the purpose of securitization and whole loan sale. The Company securitizes these mortgages primarily into the form of a REMIC or owner trust. A REMIC is a multi-class security with certain tax advantages which derives its monthly principal paydowns from a pool of underlying mortgages. The senior class certificates issued by the trust are sold, with the subordinated classes (or a portion thereof) retained by the

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Company. The subordinated classes are in the form of interest-only and residual certificates. The documents governing the Company's securitizations require the Company to build over-collateralization levels through payment of distributions to holders of senior certificates, for a period of time, otherwise payable to the Company as the residual interest holder. This overcollateralization causes the aggregate principal amount of the loans in the related pool to exceed the aggregate principal balance of the outstanding investor certificates. Such excess amounts serve as credit enhancement for the related trust. To the extent that borrowers default on the payment of principal or interest on the loans, losses will reduce the overcollateralization and cash flows otherwise payable to the residual interest security holder to the extent that funds are available. If payment defaults exceed the amount of overcollateralization, as applicable, the insurance policy maintained on certain REMIC trusts will pay any further losses experienced by holders of the senior interests in those related REMIC trusts or a subordinated class will bear the loss. The Company does not have any recourse obligations for credit losses in the trust. During 1995, the Company securitized $380 million of loans through three trusts; during 1996, the Company securitized $935 million of loans through four trusts; and during the year ended December 31, 1997, the Company securitized $4.9 billion of loans through eight trusts. See Note 11.

         On January 1, 1997, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"), which was effective for transfers of the Company's financial assets made after December 31, 1996. SFAS 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. SFAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 requires the Company to allocate the total cost of mortgage loans sold among the mortgage loans sold (without servicing rights), interest-only and residual certificates and servicing rights based on their relative fair values. The adoption of SFAS 125 did not have a material effect on the Company's financial position or results of operations.

         The Company initially records interest-only and residual certificates at their allocated cost based upon the present value of the interest in the cash flows retained by the Company after considering various economic factors, including interest rates, collateral value and estimates of the value of future cash flows from the securitized mortgage pools under expected loss and prepayment assumptions discounted at a market yield. The weighted average rates used to discount the cash flows range from 11% to 14.5% based on the risks associated with each REMIC mortgage pool. The Company utilizes prepayment and loss curves which the Company believes will approximate the timing of prepayments and losses over the life of the securitized loans. Prepayments on fixed rate loans securitized by the Company are expected to gradually increase from a constant prepayment rate ("CPR") of 4% to 28% in the first year of the loan and remain at 28% thereafter. The Company expects prepayments on adjustable rate loans to gradually increase from a CPR of 4% to 35% in the first year of the loan and remain at 35% thereafter. The CPR measures the annualized percentage of mortgage loans which prepay during a given period. The CPR represents the annual prepayment rate such that, in the absence of regular amortization, the total prepayment over the year would equal that percent of the original principal balance of the mortgage loan. The Company expects losses from defaults to gradually increase from zero in the first six months of securitization to 100 basis points after 36 months. The loss curve utilized by the Company approximates an assumed loss rate of approximately 65 basis points per year at inception of the securitization.

         In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company classifies interest-only and residual certificates as "trading securities" and, as such, they are recorded at fair value with the resultant unrealized

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

gain or loss recorded in the results of operations in the period of the change in value. The Company determines fair value at inception and on an ongoing basis based on a discounted cash flow analysis. The cash flows are estimated as the excess of the weighted average coupon on each pool of mortgage loans sold over the sum of the pass-through interest rate plus a normal servicing fee, a trustee fee, an insurance fee when applicable and an estimate of annual future credit losses related to the mortgage loans securitized over the life of the mortgage loans.

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

CAPITALIZED MORTGAGE SERVICING RIGHTS

         Effective January 1, 1996, the Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights" ("SFAS 122"), superseded in June 1996 by SFAS 125, which was adopted by the Company effective January 1, 1997. The SFAS's require that upon sale or securitization of mortgages, companies capitalize the cost associated with the right to service mortgage loans based on their relative fair values. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income. Under SFAS 122 and SFAS 125, the Company capitalized mortgage servicing rights of approximately $7,818 and $34,252 for the year ended December 31, 1996 and 1997, respectively, and amortized $1,197 and $5,920 for the same periods. The adoption of SFAS 122 resulted in additional operating income of approximately $6,621 for the year ended December 31, 1996. The effect on unaudited pro forma net income for the year ended December 31, 1996 was an increase of $4,050. The effect on pro forma basic net income per common share and pro forma diluted net income per common share was $0.25 and $0.21, respectively.

         Prior to the adoption of SFAS 122, servicing rights acquired through loan origination activities were recorded in the period the loans were serviced.

         The Company periodically reviews capitalized servicing rights receivable for impairment. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type, term, credit quality and, to a lesser extent, interest rate. The Company generally makes loans to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that these borrowers tend to be more payment sensitive rather than interest rate sensitive. Impairment is recognized in a valuation allowance for each disaggregated stratum in the period of impairment. The carrying amount of capitalized mortgage servicing rights is deemed to be a reasonable estimate of their fair value.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL/SECURITIES SOLD BUT NOT YET PURCHASED

    To hedge the interest rate risk on loan purchases, the Company sells short United States Treasury securities

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

which match the duration of the fixed rate mortgage loans held for sale and borrows the securities under agreements to resell.

         Securities sold but not yet purchased are recorded on a trade date basis and are carried at market value. The unrealized gain or loss on these instruments is deferred and recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans. The cost to carry securities purchased under agreements to resell is recorded as incurred.

         Securities purchased under agreements to resell are recorded on a trade date basis and are carried at the amounts at which the securities will be resold.

MORTGAGE LOANS HELD FOR SALE, NET

Mortgage loans held for sale are mortgages the Company plans to sell or securitize. Mortgage loans held for sale are stated at lower of aggregate cost or market. The cost is net of any deferred hedging gain or loss and deferred loan origination fees and certain direct costs. Market value is determined by outstanding commitments from investors, if any, or current investor yield requirements on the aggregate basis. Included in mortgages held for sale at December 31, 1996 and 1997 were $8,187 and $53,924, respectively, of mortgage loans which were not eligible for securitization due to delinquency and other factors (loans under review). The amount by which cost exceeds market value on loans under review is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income in the period of change. The valuation allowance at December 31, 1996 and 1997 was $1,100 and $11,500, respectively.

REVENUE RECOGNITION

         Gains on the sale of mortgage loans representing the difference between the sales price and the net carrying amount (which includes any hedging gains and losses) are recognized when mortgage loans are sold and delivered to investors. For securitizations of mortgage loans, the gain on the sale of the loans represents the present value of the differential (spread) between (i) interest earned on the portion of loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected charge-offs, foreclosure expenses and a normal servicing fee. The spread is adjusted for estimated prepayments.

         The increase or accretion of the value of the discounted interest-only and residual certificates over time is included in other revenues in the statement of operations and is recognized on the interest method as earned and deemed collectible. Other income consists primarily of accretion of interest-only and residual certificates and earnings on deposits. Warehouse interest income on mortgage loans held for sale is recognized on the accrual method.

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

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

PROPERTY, FURNITURE, FIXTURES AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

         Property, furniture, fixtures and equipment are carried at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the useful life of the improvements.

ADVERTISING

         The Company expenses the production costs of advertising as incurred. Advertising expense was approximately $150, $499, and $9,023 for the years ended December 31, 1995, 1996 and 1997.

GOODWILL

         Goodwill represents the excess of cost over fair value of net assets acquired by acquisition. Such excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over periods from five to thirty years. Amortization expense approximated $71 and $2,679 for the years ended December 31, 1996 and 1997, respectively. Accumulated amortization approximated $71 and $2,750 at December 31, 1996 and 1997.

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

TRANSLATION OF FOREIGN CURRENCY

         Assets and liabilities of the Company's Canadian subsidiary, which was incorporated during the year ended December 31, 1997, are translated at year-end rates of exchange, and the income statement is translated at weighted average rates of exchange for the year. For the year ended December 31, 1997, the financial position and results of operations of the Company's Canadian subsidiary was not material in relation to the financial position or results of operations of the Company.

INCOME TAXES

         Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities, using currently enacted tax rates.

STOCK-BASED COMPENSATION

         SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the provisions of APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

CONSOLIDATED STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

         The Company paid $5,460, $23,834 and $106,221 for interest during the years ended December 31, 1995, 1996, and 1997, respectively. Total income taxes paid were $796 and $33,482 for the years ended December 31, 1996 and 1997, respectively. During the year ended December 31, 1997, the Company recorded a receivable of $3,600 for the income tax benefit related to the issuance of common stock under stock option and incentive plans.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1997, the FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("SFAS 129"), which consolidates existing disclosure requirements. SFAS 129 contains no change in existing disclosure requirements and is effective for fiscal years beginning after December 15, 1997.

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". These statements, which are effective for fiscal years beginning after December 15, 1997, establish standards for reporting and display of comprehensive income and disclosure requirements related to segments. The application of the new rules are not anticipated to have an impact on the Company's financial position or results of operations.

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

RECLASSIFICATIONS

         Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 classifications.

UNAUDITED PRO FORMA DATA

         The Partnership which is included in the consolidated financial statements became a wholly owned subsidiary of the Parent after the plan of exchange described in Note 1 was consummated. The Partnership made no provision for income taxes since the Partnership's income or losses were passed through to the partners individually. Under the terms of the partnership agreement, the Partnership was obligated to make quarterly cash distributions to the partners equal to 45% of profits (as defined in the partnership agreement) to enable the partners to pay taxes with respect to their partnership interests. Distributions to partners for income taxes were $6,821 and $9,843 for the years ended December 31, 1995 and 1996. At December 31, 1995, $1,307 was payable to partners for income taxes.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         The Partnership's income became subject to income taxes at the corporate level as of June 24, 1996, the effective date of the exchange. The unaudited pro forma data included in the consolidated statements of operations of the Company includes a pro forma provision for income taxes to indicate what these taxes would have been had the exchange occurred in prior periods.

         The following unaudited pro forma information reflects the income tax expense that the Company would have incurred if it had been subject to federal and state income taxes for the entire year ended December 31, 1995 and 1996.

                                                                   December 31,
                                                             -----------------------
                                                               1995           1996
                                                               ----           ----
         Pro forma current:
             Federal ..................................      $  3,904       $  8,910
             State ....................................           649          1,894
                                                             --------        -------
                                                                4,553         10,804
                                                             --------       --------
         Pro forma deferred:
             Federal ..................................        (1,843)           318
             State ....................................          (188)            68
                                                             --------       --------
                                                               (2,031)           386
                                                             --------       --------
         Pro forma provision for income taxes .........      $  2,522       $ 11,190
                                                             ========       ========

         The following unaudited pro forma information reflects the reconciliation between the statutory provision for income taxes and the pro forma provision relating to the income tax expense the Company would have incurred had the Partnership been subject to federal and state income taxes.

                                                               For the Year Ended
                                                                 December 31,
                                                             -----------------------
                                                               1995          1996
                                                               ----          ----

         Income tax at federal statutory rate .........      $  2,272      $ 10,192
         State taxes, net of federal benefit ..........           232         1,310
         Nondeductible expenses .......................            18            36
         Other, net ...................................            --          (348)
                                                             --------      --------
         Pro forma provision for income taxes .........      $  2,522      $ 11,190
                                                             ========      ========


PRO FORMA EARNINGS PER SHARE AND EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS 128"), which became effective for the Company for reporting periods ending after December 15, 1997. Under the provisions of SFAS 128, basic earnings per share is determined using net income, adjusted for preferred stock dividends, and divided by weighted average shares outstanding. Diluted earnings per share, as defined by SFAS No. 128, is computed based on the amount of income that would be available for each common share, assuming all dilutive potential common shares were issued. All prior period earnings per share data has been restated in accordance with the provisions of SFAS 128.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         Due to the recapitalization described in Note 1, earnings per share for the years ended December 31, 1996 and 1995 have been computed on a pro forma basis, assuming the recapitalization occurred at the beginning of 1995. Amounts used in the determination of basic and diluted earnings per share are shown in the table below.

                                                          1995             1996             1997
                                                          ----             ----             ----

Pro forma net income (actual net income for 1997) . .  $     4,032      $    17,929      $    47,929
Less preferred dividends. . . . . . . . . . . . . . .           --               79               --
                                                       -----------      -----------      -----------
Income available to common stockholders-basic . . . .        4,032           17,850           47,929
Add interest expense attributable to convertible
   debentures and accrued preferred dividends . . . .           --               97               --
                                                       -----------      -----------      -----------
Income available to common stockholders-diluted . . .  $     4,032      $    17,947      $    47,929
                                                       ===========      ===========      ===========

Weighted average common shares outstanding. . . . . .   12,000,000       15,981,521       27,299,827
Adjustments for dilutive securities:
    Stock warrants. . . . . . . . . . . . . . . . . .           --        2,139,344        2,327,178
    Stock options . . . . . . . . . . . . . . . . . .           --        1,240,553        1,281,995
    Contingent shares . . . . . . . . . . . . . . . .           --            9,827          238,944
    Preferred stock . . . . . . . . . . . . . . . . .           --          115,248               --
    Convertible debentures. . . . . . . . . . . . . .           --           53,470               --
                                                       -----------      -----------      -----------
Diluted common shares . . . . . . . . . . . . . . . .   12,000,000       19,539,963       31,147,944
                                                       ===========      ===========      ===========

3. BUSINESS COMBINATIONS

FOR THE YEAR ENDED DECEMBER 31, 1996

         On January 1, 1996, the Company acquired certain assets of Mortgage Central Corp., a Rhode Island corporation ("MCC"), a mortgage banking company which did business under the name "Equitystars" primarily in Rhode Island, New York, Connecticut and Massachusetts. The initial purchase price ($2,006) for certain assets of MCC was paid by delivery to MCC of Series A voting, convertible preferred stock of the Company, with contingency payments over two years based on performance. The preferred stock had a liquidation preference of $100 per share plus preferred dividends accruing at 8% per annum from the date of issuance until redemption or liquidation. The preferred stock was converted into 239,666 shares of the Company's common stock upon closing of the Company's initial public offering in June 1996.

         The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price of $2,006 has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price of $2,006 over the fair values of the assets acquired of approximately $333 and liabilities assumed of $57 was recorded as goodwill. Additional purchase price consideration of approximately $480 has been recorded as goodwill related to the contingent payment terms of the acquisition through December 31, 1997.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         The operating results of MCC have been included in the consolidated statements of operations from the date of acquisition on January 1, 1996. On the basis of an unaudited pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of 1995, consolidated total revenues would have approximated $24,193 for the year ended December 31, 1995. Consolidated income would not have been materially different from the reported amount for the year ended December 31, 1995. Such amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1995.

FOR THE YEAR ENDED DECEMBER 31, 1997

         Effective January 1, 1997, the Company acquired all of the assets of Mortgage America, Inc., a non-conforming mortgage lender based in Bay City, Michigan and Equity Mortgage Co., Inc., a non-conforming mortgage lender based in Baltimore, Maryland, and all of the outstanding common stock of CoreWest Banc, a non-conforming mortgage lender based in Los Angeles, California. Effective February 1, 1997, the Company acquired all of the assets of American Mortgage Reduction, Inc., a non-conforming mortgage lender based in Owings Mills, Maryland. Effective July 1, 1997, the Company acquired all of the outstanding common stock of National Lending Center, Inc., a non-conforming mortgage lender based in Deerfield Beach, Florida, and substantially all of the assets of Central Money Mortgage Co., Inc., a non-conforming mortgage lender based in Baltimore, Maryland. Effective October 1, 1997, the Company acquired substantially all of the assets of Residential Mortgage Corporation, a non-conforming mortgage lender based in Cranston, Rhode Island. Effective November 1, 1997, the Company acquired substantially all of the assets of Alternative Capital Group, Inc., a non-conforming mortgage lender based in Dallas, Texas.

         All acquisitions were accounted for using the purchase method of accounting and the results of operations have been included with those of the Company from the dates of the acquisition. The fair value of the acquired companies' assets approximated the liabilities assumed, and accordingly, the majority of the initial purchase prices has been recorded as goodwill which will be amortized on a straight-line basis for periods up to 30 years. The aggregate purchase price for the eight acquisitions completed in 1997 included 5,043,763 shares of common stock, gross cash paid of approximately $20,994, $13,189 of notes payable to former shareholders and assumption of a stock option plan which resulted in the issuance of options to acquire 334,596 shares of the Company's common stock. The aggregate fair value of assets acquired was approximately $71,223 and liabilities assumed approximated $70,423. The Company recorded goodwill of approximately $86,993 related to these acquisitions. Most of the acquisitions include earn-out arrangements that provide for additional consideration if the acquired company achieves certain performance targets after the acquisition. Additional purchase price of approximately $5,569 was recorded as goodwill during the year ended December 31, 1997 related to the contingent payment terms of the acquisitions. Any such contingent payments will result in an increase in the amount of recorded goodwill related to such acquisition.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         The pro forma results of operations listed below reflect purchase accounting adjustments assuming the acquisitions occurred on January 1, 1996.

                                                     1996            1997
                                                     ----            ----
                                                 (unaudited)      (unaudited)

         Revenues                                 $137,920         $273,659
         Net income                                 23,765           56,370
         Basic earnings per share                     1.13             1.96
         Diluted earnings per share                   0.97             1.73

         The pro forma results of operations are not necessarily indicative of what the actual consolidated results of operations would have been if the acquisitions had been effective at the beginning of 1996.

4. COLLATERALIZED OBLIGATIONS

WAREHOUSE FINANCE FACILITIES

         At December 31, 1997, the Company had a $1.25 billion uncommitted credit facility with Paine Webber Real Estate Securities, Inc. Outstanding warehouse borrowings, which bear interest at rates ranging from LIBOR (5.7% at December 31, 1997) plus 0.65% to LIBOR plus .90%, were approximately $920,896 under this facility at December 31, 1997.

         At December 31, 1997, the Company had a $1.0 billion uncommitted warehouse facility with Bear Stearns Home Equity Trust 1996-1. This facility bears interest at LIBOR plus 0.875%. Approximately $592,118 was outstanding under this facility at December 31, 1997.

         Additionally, at December 31, 1997, the Company had $865,000 available under numerous other warehouse lines of credit. As of December 31, 1997, approximately $219,595 was outstanding under these lines of credit. Interest rates ranged from 6.6% to 7.6% as of December 31, 1997, and all borrowings mature within one year.

         Subsequent to December 31, 1997, the Company received from German American Capital Corporation a $1.0 billion committed warehouse credit facility to be collateralized by mortgage loans held for sale which includes a $100,000 credit facility to be collateralized by interest-only and residual certificates.

         Outstanding borrowings on the Company's warehouse financing facilities are collateralized by mortgage loans held for sale, warehouse financing due from correspondents and servicing rights on approximately $250,000 of mortgage loans. Upon the sale of these loans and the repayment of warehouse financing due from correspondents, the borrowings under these lines will be repaid.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

TERM DEBT

         At December 31, 1997, the Company had borrowed $70,756 under its credit facility with Paine Webber Real Estate Securities, Inc. Outstanding borrowings bear interest at LIBOR plus 2.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

         Bear, Stearns & Co. Inc. and its affiliates, Bear Stearns Mortgage Capital Corporation and Bear, Stearns International Limited, provide the Company with an $85,000 credit facility which is collateralized by certain interest-only and residual certificates owned by the Company. At December 31, 1997, $30,000 was outstanding under this credit facility, which bears interest at 1.75% per annum in excess of LIBOR.

         At December 31, 1997, the Company had borrowed $4,735 under an agreement which matures August 1998, bears interest at 2.0% per annum in excess of LIBOR and is collateralized by certain interest-only and residual certificates.

         The Company also has available a $7,000 credit facility which matures July 31, 1999 and bears interest at 10% per annum from an affiliate of a stockholder. At December 31, 1997, $6,800 was outstanding under this credit facility.

         The Bank of Boston provides the Company a revolving credit facility which matures October 1998, bears interest at LIBOR plus 2.75% and provides for borrowings up to $50,000 subject to the following terms: (i) to finance interest-only and residual certificates, to be repaid according to a repayment schedule calculated by Bank of Boston with a maximum amortization period after October 1998 of three years; or (ii) for acquisitions or bridge financing. No amounts were outstanding under this credit facility as of December 31, 1997.

         The Bank of Boston, with participation from another financial institution, provides the Company with a $45,000 working capital facility, which bears interest at LIBOR plus 2.75% and matures October 1998. No amounts were outstanding under this facility at December 31, 1997.

         The warehouse notes and term debt have requirements that the Company maintain certain debt to equity ratios and certain agreements restrict the Company's ability to pay dividends on common stock. Capital expenditures are limited by certain agreements. Management believes the Company is in compliance with all such covenants of these agreements.

NOTES PAYABLE

         At December 31, 1997, $5,000 was outstanding under a mortgage note payable, which bears interest at 8.16% per annum and expires December 2007. The note is collateralized by the Company's headquarters building.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         At December 31, 1997, $13,189 was outstanding under notes payable issued to shareholders related to an acquisition completed in 1997. See Note 3. These notes bear interest at prime through July 1, 1998 and prime plus 2.0% thereafter. The notes mature on July 1, 1999.

         Note payable maturities for the next five years are as follows: $500 in 1998; $13,689 in 1999; $500 in 2000; $500 in 2001; and $500 in 2002.

5. STRATEGIC ALLIANCE

         The Company, prior to 1997, relied on ContiFinancial Corporation and its subsidiaries and affiliates ("ContiFinancial") to provide the original credit facility for funding its loan purchases and originations as well as their expertise and assistance in loan securitization. In 1995 and 1996, the securitizations were structured so that ContiFinancial received, in exchange for cash of $18,425 and $8,633, respectively, interest-only and residual certificates with estimated values of $25,054 and $13,444, respectively. In addition, ContiFinancial paid $1,082 and $654 in expenses related to securitizations in 1995 and 1996, respectively. The difference between the estimated value of the interest-only and residual certificates provided to ContiFinancial and the total amount of cash received and expenses paid by ContiFinancial amounts to $5,547 and $4,158 in 1995 and 1996, respectively, and has been recorded as additional securitization transaction expense.

         In August 1993, the Company entered into a five-year agreement ("1993 Agreement") with ContiFinancial which provided the Company with a warehouse line of credit, a standby credit facility, and certain investment banking services. Pursuant to the 1993 Agreement, the Company agreed to share the value of the partnership through a contingent fee based on a percentage of Residual Company Equity (as defined in the 1993 Agreement) to be paid in cash at the termination of the agreement. At December 31, 1993, there was no Residual Company Equity and accordingly no liability was recorded. At December 31, 1994, the Company had Residual Company Equity and accordingly the Company accrued a liability (sharing of proportionate value of equity) to reflect the contingent fee payable of $1,689 at December 31, 1994 with a corresponding charge in the statement of operations.

         On January 12, 1995, the Company and ContiFinancial entered into a revised ten-year agreement (the "1995 Agreement") which replaced the 1993 Agreement and provided for contingent fees based on the fair market value of the Company (as defined). The amount of the contingent fee ranged from 15% to 25% of the fair market value of the Company if ContiFinancial or the Company, respectively, elected to terminate these arrangements. In the event that the agreement expired with neither ContiFinancial nor the Company electing to terminate the arrangements, the fee would have been 20% of the fair market value of the Company. If the Company made any distributions to the partners other than those made as tax distributions and returns of partnership equity, the Company would have been required to distribute an amount to ContiFinancial equal to 25% of these other distributions. At December 31, 1995, the Company accrued $5,893 (based on an independent appraisal of the fair market value of the Company) representing the estimated amount that would have been payable to ContiFinancial had ContiFinancial elected to terminate the 1995 Agreement as of December 31, 1995. The increase in the amount of the accrual at December 31, 1995 related to the 1995 Agreement over the amount accrued at December 31, 1994 related to the 1993 Agreement was recorded as a charge to earnings for 1995.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         In March 1996, the Company and ContiFinancial replaced the 1995 Agreement with an agreement (the 1996 Agreement) which eliminated the ability of ContiFinancial to obtain or require a cash payment as provided for in the 1993 and 1995 Agreements and provided ContiFinancial options to acquire an interest in the Company for a nominal amount. On June 24, 1996, the effective date of the exchange described in Note 1, the option was converted into a warrant exercisable for a de minimus amount for 3,000,000 shares of the Company's common stock. The warrant contains normal anti-dilution provisions. ContiFinancial has certain rights to join in registration of additional shares of stock and, under certain conditions after the expiration of a four-year time period, to require that shares subject to ContiFinancial's warrants be registered by the Company or its successor. The liability that had been established under the 1995 Agreement was reclassified to paid in capital in March 1996 in conjunction with the issuance of the ContiFinancial option. The fair value of the option at the date of grant (March 26, 1996) was estimated to be $8,448 based on an independent appraisal of the option. The Company recorded expense of $2,555 for the year ended December 31, 1996, representing the excess of the estimated fair value of the option at the date of grant over the amount accrued at December 31, 1995 pursuant to the 1995 Agreement. At December 31, 1997 the warrant was exercisable for 2,160,000 shares of the Company's common stock. The warrant expires on March 31, 2011.

6. OTHER ASSETS

         Other assets consist of the following:

                                                        1996         1997
                                                        ----         ----

              Prepaid expenses ..................      $   913      $ 3,106
              Real estate owned .................          460        1,805
              Investment in joint venture .......        1,739        1,707
              Hedge deposits ....................          589        4,356
              Notes receivable ..................           --        1,003
              Net deferred tax asset ............        2,721           --
              Other .............................          715          993
                                                       -------      -------
                                                       $ 7,137      $12,970
                                                       =======      =======

         In March 1996, the Company entered into an agreement to form a joint venture (Preferred Mortgages Limited) in the United Kingdom to originate and purchase mortgages made to borrowers who may not otherwise qualify for conventional loans for the purpose of securitization and sale. The Company and a second party each own 45% of the joint venture, and a third party owns the remaining 10%. The original investment in the joint venture represents the acquisition of 675,000 shares of the joint venture stock for $1,032 and a note receivable from the joint venture for $1,032. Additionally, at December 31, 1996 and December 31, 1997, the Company had loaned to the joint venture $528 and $1,781, respectively. The note and loan bear interest at 3% per annum above LIBOR. Principal repayment on the note is to begin when the joint venture's Board of Directors determine the joint venture has sufficient available profits. The loan is due upon demand. To the extent not previously repaid, all principal is due December 31, 2040. The investment in the joint venture is accounted for under the equity method and is included in other assets.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

7. SERVICING PORTFOLIO

         The total servicing portfolio of loans was approximately $536 million, $2.1 billion, and $7.0 billion at December 31, 1995, 1996 and 1997, respectively.

8. INTEREST-ONLY AND RESIDUAL CERTIFICATES

         Activity in interest-only and residual certificates consisted of the following:

                                                       For the year ended
                                                          December 31,
                                                  --------------------------
                                                     1996            1997
                                                     ----            ----

         Balance, beginning of year ........      $  14,073       $  86,247
         Additions .........................         77,011         384,971
         Cash receipts .....................         (4,837)       (247,912)
                                                  ---------       ---------
         Balance, end of year ..............      $  86,247       $ 223,306
                                                  =========       =========

         Cash receipts include gross receipts of approximately $232,444 from the sale, on a non-recourse basis of certain interest-only and residual certificates. The sale was effected through a securitization (the "Excess Cashflow Securitization") by which the Company sold interest-only and residual certificates that had an estimated net book value of approximately $266,571 and received net cash proceeds equal to approximately 85% of the estimated net book value and a subordinated residual certificate for the remaining balance. The Company did not recognize any gain or loss as a result of the Excess Cashflow Securitization, although costs of the transaction of approximately $4,870 were expensed as incurred. The Company used the net proceeds to retire or reduce certain term debt.

9. PROPERTY, FURNITURE, FIXTURES AND EQUIPMENT

         Property, furniture, fixtures and equipment consists of the following:

                                                                December 31,
                                                          -----------------------
                                                            1996           1997
                                                            ----           ----
            Building ...............................      $     --       $  5,113
            Computer systems .......................         1,089          4,430
            Office equipment .......................           589          3,603
            Furniture ..............................           485          3,465
            Leasehold improvements .................            29            512
            Other ..................................             4            335
                                                          --------       --------
                  Total ............................         2,196         17,458
            Less accumulated depreciation...........          (519)        (2,574)
                                                          --------       --------
            Property, furniture, fixtures and
               equipment, net ......................      $  1,677       $ 14,884
                                                          ========       ========

         Depreciation expense was $143, $317, and $1,547 for 1995, 1996 and 1997, respectively.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

10. INCOME TAXES

         The Partnership which is included in the consolidated financial statements became a wholly owned subsidiary of the Company after the plan of exchange described in Note 1 was consummated. The Partnership made no provision for income taxes since the Partnership's income or losses were passed through to the partners individually. The Partnership became subject to income taxes as of June 24, 1996, the effective date of the exchange, and began accounting for the effect of income taxes under SFAS No. 109, "Accounting for Income Taxes," on that date. Taxable income for 1996 is calculated on the days method whereby the previous partners are responsible for the tax liability generated through June 24, 1996.

         The components of the provision for income taxes allocable to the Company consist of the following:

                                                              1996           1997
                                                              ----           ----
         Current income tax expense:
                  Federal ............................      $  5,713       $ 13,070
                  State ..............................         1,214          2,776
                                                            --------       --------
                                                               6,927         15,846
                                                            --------       --------
         Deferred income tax expense:
                  Federal ............................           725         11,262
                  State ..............................           154          2,392
                                                            --------       --------
                                                                 879         13,654
                                                            --------       --------
         Non-recurring benefit associated with the
            conversion of Partnership to C
            Corporation ..............................        (3,600)            --
                                                            --------       --------
         Total provision for income taxes ............      $  4,206       $ 29,500
                                                            ========       ========

         Total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to income before income taxes as indicated below:

                                                                             1996            1997
                                                                             ----            ----
         Income tax at federal statutory rate .......................      $ 10,192       $ 27,100
         State income taxes, net of federal benefit .................         1,310          3,484
         Non-recurring benefit associated with the conversion
             of the Partnership to a C Corporation ..................        (3,600)            --
         Goodwill amortization ......................................            --            817
         Other, net .................................................          (312)        (1,901)
          Effect of applying statutory federal and state income
             tax rates to partnership income ........................        (3,384)            --
                                                                           --------       --------
                  Total provision for income taxes ..................      $  4,206       $ 29,500
                                                                           ========       ========

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                       1996          1997
                                                                      -----          ----
         Deferred tax assets:
                  Stock warrants .............................      $  3,003       $  2,403
                  Allowance for loan losses ..................           435          5,095
                  Interest-only and residual certificates ....           853          3,722
                  Deferred fees ..............................           141          3,269
                  Joint venture ..............................           320          1,037
                  Mortgage servicing rights ..................           204          1,700
                  Other ......................................           105            365
         Deferred tax liabilities:
                  Interest-only and residual certificates ....        (1,228)       (27,110)
                  Mortgage servicing rights ..................          (934)          (834)
                  Other ......................................          (178)          (580)
                                                                    --------       --------
                  Net deferred tax asset (liability) .........      $  2,721       $(10,933)
                                                                    ========       ========

11. FINANCIAL INSTRUMENTS AND OFF BALANCE SHEET ACTIVITIES

FINANCIAL INSTRUMENTS

         SFAS No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risks and Financial Instruments with Concentrations of Credit Risk" and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" require disclosure of the notional amount or contractual amounts of financial instruments.

         The Company regularly securitizes and sells fixed and variable rate mortgage loan receivables. As part of its interest rate risk management strategy, the Company may choose to hedge its fixed rate interest rate risk related to its mortgage loans held for sale by utilizing treasury securities. The Company classifies these transactions as hedges. The gains and losses derived from these financial securities are deferred and included in the carrying amounts of the mortgage loans held for sale and ultimately recognized in income when the related mortgage loans are sold. Deferred losses on the United States Treasury securities used to hedge the anticipated transactions amounted to approximately $1,571, and $2,738 at December 31, 1996 and 1997, respectively.

MARKET RISK

         The Company is subject to market risk from financial instruments, including interest-only and residual certificates and short sales of treasury securities, in that changes in market conditions can unfavorably affect the market value of such contracts.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

FAIR VALUES OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

               Cash and cash equivalents: The carrying amount of cash and cash equivalents is considered to be a reasonable estimate of fair market value.

              Accrued interest receivable and accounts receivable: The carrying amounts are considered to approximate fair value. All amounts that are assumed to be uncollectible within a reasonable time are written off.

              Securities purchased under agreements to resell and securities sold but not yet purchased: The carrying amounts approximate fair value as these amounts are short-term in nature and bear market rates of interest.

              Mortgage loans held for sale: The estimate of fair values is based on current pricing of whole loan transactions that a purchaser unrelated to the seller would demand for a similar loan. The fair value of the mortgage loans held for sale approximated $932,000 and $1,732,000 at December 31, 1996 and 1997, respectively.

             Warehouse financing due from correspondents: The carrying amounts are considered to approximate fair value as the amounts are short term in nature and bear market rates of interest.

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

            Warehouse finance facilities, term debt and notes payable: The warehouse finance facilities have maturities of less than one year and bear interest at market interest rates and, therefore, the carrying value is a reasonable estimate of fair value. The carrying amount of outstanding term debt and notes payable, which bear market rates of interest, approximates fair value.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

CREDIT RISK

         The Company uses securities purchased under agreements to resell as part of its interest rate management strategy. These instruments expose the Company to credit risk which is measured as the loss the Company would record if counterparties failed to perform pursuant to the terms of their contractual obligations and the value of the collateral held, if any, was not adequate to cover such losses. The Company's policy is to keep the securities at the financial institution which instituted the trade on behalf of the Company. The Company monitors the market value of the assets acquired to ensure their adequacy as compared to the amount at which the securities will be resold. The interest rate of these instruments depends upon, among other things, the underlying collateral, the term of the agreement and the credit quality of the counterparty. The Company transacts these resale agreements with institutional broker/dealers.

         The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers and commitments to purchase loans from correspondents. The Company has a first or second lien position on all of its loans, and the maximum combined loan-to-value ratio ("CLTV") permitted by the Company's underwriting guidelines is 100%. The CLTV represents the combined first and second mortgage balances as a percentage of the lesser of appraised value or the selling price of the mortgaged property, with the appraised value determined by an appraiser with appropriate professional designations. Loans with CLTV in excess of 100% are sometimes originated or purchased, but generally only if a prior "take-out" commitment for such loans is obtained. The Company has not included any loans with CLTV in excess of 100% in its securitization pools to date. A title insurance policy is required for all loans.

         As of December 31, 1996 and 1997, the Company had outstanding commitments to extend credit at fixed rates or purchase loans in the amounts of $121,000 and $515,000, respectively. Commitments to extend credit or to purchase a loan are granted for a period of thirty days and are contingent upon the borrower and the borrower's collateral satisfying the Company's underwriting guidelines. Since many of the commitments are expected to expire without being exercised, the total commitment amount does not necessarily represent future cash requirements or future credit risk.

         The Company is exposed to on-balance sheet credit risk related to its mortgage loans held for sale and interest-only and residual certificates.

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, mortgages held for sale, securities purchased under agreements to resell, and securities sold but not yet purchased. The Company places its cash and cash equivalents with what management believes to be high-quality financial institutions and thereby limits its exposure to credit risk. As of December 31, 1996 and 1997, a significant amount of mortgage loans with on balance sheet and off balance sheet risks were collateralized by properties located in the mid-atlantic region of the United States.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

WAREHOUSE EXPOSURE

         The Company makes available to certain correspondents warehouse financing which bear interest at rates ranging from 1.75% to 2.50% per annum in excess of LIBOR. As of December 31, 1997 the Company had $44,500 of committed warehousing available to these correspondents, of which $25,912 was outstanding. There was $5,045 outstanding as of December 31, 1996 under warehouse facilities due from correspondents. Interest income on these warehouse financing facilities were $23, $191, and $1,525 for 1995, 1996, and 1997, respectively. The warehouse commitments are for terms of less than one year. Mortgage loans originated by the correspondents remain in the warehouse for a period of 30 days at which point the mortgage loans are either purchased by the Company or sold to another investor. At December 31, 1997, $8,000 of committed warehouse financing was available to a director and stockholder of the Company, and no amounts were outstanding under the warehouse financing facility at December 31, 1997.

12. EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

         The Company adopted a defined contribution plan (401(k)) for all eligible employees during August 1995. Additionally, the Company assumed many 401(k) plans of acquired subsidiaries and merged these plans into the Company's plan. Contributions to the plan are in the form of employee salary deferrals which may be subject to an employer matching contribution up to a specified limit at the discretion of the Company. The Company's contribution to the plan amounted to $107, $277 and $960 for 1995, 1996 and 1997, respectively.

         The Company's subsidiary, National Lending Center, Inc. ("National Lending Center"), sponsors a 401(k) plan for eligible employees. National Lending Center's policy is to match 25% of the first 6% of employees' contributed amounts. Contributions to the plan included in the accompanying Consolidated Statement of Operations for the year ended December 31, 1997 were approximately $24.

STOCK AWARD PLANS

         Effective October 1997, the Company adopted the Executive Officer Unregistered Stock Plan (the "Executive Officer Plan") and the Vice-Presidents' Unregistered Stock Plan (the "Vice Presidents' Plan") which provide compensation for certain officers of the Company in the form of unregistered shares of the Company's common stock. Under the Executive Officer Plan, if the Company achieves an increase in net earnings per share for two consecutive years of 10% or more, eligible participants receive a grant of fully-vested unregistered shares of the Company's common stock at the end of each fiscal year beginning in 1997. The number of unregistered shares granted to each participant equals the officer's base salary divided by the closing price of the Company's common stock on the last calendar day of the year. Each participant also receives a cash payment equal to the income tax benefit the Company obtains from the issuance of the common stock. Shares of unregistered stock granted under the Executive Officer Plan for the year ended December 31, 1997 totaled 104,463, resulting in compensation expense of $2,981.

         Under the Vice-Presidents' Plan, certain vice-presidents as determined by the Compensation Committee of the Board of Directors may receive a grant of unregistered shares of the Company's common stock at the end of each

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

fiscal year beginning with the year ending December 31, 1997. The number of unregistered shares granted to each designated vice-president shall equal such vice-president's base salary at the year end divided by the closing price for the Company's common stock on the last day of the fiscal year. The unregistered shares granted to each vice-president vest over a three year period with one-third vesting immediately, and an additional one-third vesting on the last day of each of the next two fiscal years so long as the vice-president is still employed by the Company on such date. No unregistered shares were granted under the Vice-Presidents' Plan during the year ended December 31, 1997.

STOCK OPTION PLANS

         On December 11, 1995, the Partnership adopted the Partnership Option Plan pursuant to which the Partnership was authorized to grant certain key employees, directors of the General Partner and certain non-employee advisors (collectively, "Eligible Persons") options to acquire an equity interest in the Partnership. In April 1996, the Company adopted the Company Incentive Plan and the Directors Stock Option Plan. All options granted under the Partnership Option Plan were assumed by the Company pursuant to the Company Incentive Plan and the Directors Stock Option Plan. The aggregate equity interest in the Company available under the Company Incentive Plan and the Director Stock Option Plan is not to exceed 12% of all equity interests in the Company as of the date the plan was adopted.

         In July 1997, the Company adopted the IMC Mortgage Company 1997 Incentive Plan (the "1997 Incentive Plan") pursuant to which the Company is authorized to grant to eligible employees options to purchase shares of common stock of the Company. The 1997 Incentive Plan provides that options to acquire a maximum of 250,000 shares may be granted thereunder at exercise prices of not less than 100% of the fair market value of the common stock at the date of each grant. Such options expire ten years after the date of grant. At December 31, 1997, no options had been granted under the 1997 Incentive Plan.

         The Company applies APB 25 and related interpretations in accounting for its plans. SFAS 123 was issued by the FASB in 1995 and, if fully adopted, changes the method for recognition of cost on plans similar to those of the Company. The Company has adopted the disclosure alternative established by SFAS
123. Therefore pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented below.

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

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


         A summary of the status of the Company's stock options as of December 31, 1995, 1996 and 1997 and the changes during the year is presented below:

                                                              1995                     1996                     1997
                                                     ----------------------    ---------------------   ----------------------
                                                                   Weighted                  Weighted                 Weighted
                                                                    Average                   Average                  Average
                                                                   Exercise                  Exercise                 Exercise
                                                         Shares      Price       Shares        Price      Shares        Price
                                                         ------      -----       ------        -----      ------        -----
Outstanding at beginning of year .................            0                 1,150,866      $ 2.35   1,511,168      $4.18
Granted ..........................................    1,150,866      $2.35        360,302      $10.00     354,596      $4.94
Exercised ........................................            0                         0                 401,103      $3.77
Canceled .........................................            0                         0                       0
                                                     ----------                ----------              ----------
Outstanding at end of year .......................    1,150,866      $2.35      1,511,168      $ 4.18   1,464,661      $3.59
                                                     ==========                ==========              ==========
Options exercisable at end of year ...............      690,520                 1,010,456               1,258,820
                                                     ==========                ==========              ==========
Options available for future grant ...............      894,588                   534,286                 179,690
                                                     ==========                ==========              ==========
Weighted average fair value of options granted
    during year ..................................   $     1.10                $     5.75              $     5.92
                                                     ==========                ==========              ==========

         The fair value of each option granted during 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of zero, (2) expected volatility of 54%, (3) risk-free interest rate of 5.5% and (4) expected life of 1.3 years.

         The 1996 grants included 120,000 employee option shares granted at exercise prices less than the market price of the stock on the date of grant. The exercise price of the options, market price of the common shares at grant date and estimated fair value of such options at grant date were $8.00, $12.00 and $8.11 per share, respectively. The Company records compensation expense for such grants over their vesting periods in accordance with APB 25. Such expense totaled approximately $40 and $96 in 1996 and 1997.

         The 1996 grants also include 20,000 option shares, which were granted to advisors to the Company at exercise prices equal to the market price of the stock at grant date. Expense representing the estimated fair value of such grants of approximately $20 and $57 has been recognized in 1996 and 1997 under the provisions of SFAS 123.

         The Company assumed the stock option plan of its acquired subsidiary, Mortgage America, Inc. ("Mortgage America"), in accordance with the terms of the purchase agreement. On January 1, 1997, the effective date of the acquisition, the fully vested outstanding options under the Mortgage America stock option plan were converted to fully-vested options to acquire 334,596 shares of the Company's common stock (see Note 3). The exercise price of the options and market price of the common stock at the acquisition date were $4.19 and $16.75, respectively.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         The following table summarizes information about stock options outstanding at December 31, 1997:

                                                   Options Outstanding             Options Exercisable
                                       -------------------------------------  ---------------------------
                                                         Weighted                Number
                                           Number         average   Weighted  exercisable at    Weighted
                                       outstanding at    remaining   average      December       average
                                        December 31,   contractual  exercise        31,         exercise
                                            1997          life       price         1997           price
                                            ----          ----       -----         ----           -----
Range of exercise prices
         $2.35 ....................      1,009,463        8.0       $ 2.35       1,009,463      $ 2.35
         $4.00 to $8.00 ...........        385,198        8.6       $ 7.02         233,492      $ 6.39
         $12.00 to $20.25 .........         70,000        8.8       $14.14          15,865      $13.63
                                         ---------                               ---------
                  Total ...........      1,464,661        8.2       $ 4.14       1,258,820      $ 3.24
                                         =========                               =========

         Had compensation cost for the Company's 1995, 1996, and 1997 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's pro forma net income and pro forma net income per common share for 1995 and 1996 and net income and net income per common share for 1997 would approximate the pro forma amounts below.

                                                     Year Ended                   Year Ended                    Year Ended
                                                 December 31, 1995             December 31, 1996            December 31, 1997
                                             --------------------------     --------------------------   -------------------------
                                             As Reported      Pro Forma     As Reported      Pro Forma   As Reported    Pro Forma
                                             -----------      ---------     -----------      ---------   -----------    ---------
                                                                         (In millions except per share data)
Pro forma (actual for 1997) net income ...     $    4.0       $    3.6       $    17.9       $    17.3    $    47.9     $    47.5
Pro forma (actual for 1997) basic earnings
   per share .............................     $   0.34       $   0.30       $    1.12       $    1.08    $    1.76     $    1.74
Pro forma (actual for 1997) diluted
   earnings per share ....................     $   0.34       $   0.30       $    0.92       $    0.88    $    1.54     $    1.52

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. There were no awards prior to 1995 and additional awards in future years are anticipated.

13. COMMITMENTS AND CONTINGENCIES

INDUSTRY PARTNERS INCENTIVE PLAN

         As of December 31, 1997, a majority of the Partners were required to sell to the Company on prevailing market terms and conditions, an aggregate of $126.0 million of home equity loans per year. Loans purchased from Partners during 1995, 1996 and 1997 approximated $148,420, $337,505, and $399,749, respectively. In 1996, the Company created an incentive plan (the "Industry Partners Incentive Plan") to encourage partners to sell more mortgage loans to the Company than required under their commitments. Under that Plan, options exercisable for five years after grant to acquire a total of 20,000 shares of Common Stock at $9.00 per share were awarded to Partners for the quarter ending September 30, 1996. The market price of the stock at date of grant was $16.00 per share. The 20,000 options were allocated among those Partners that doubled their commitments, pro rata, to the extent the Partners exceeded that doubled commitment for the quarter. The plan was amended and, for each quarter beginning December 31, 1996,

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Industry Partners that double their commitments will be eligible to receive on a pro rata basis fully paid shares of common stock equal to $105 divided by the market price of the common stock at the end of each quarter. The fully paid shares of common stock will be issued among those Industry Partners that double their commitments, pro rata, to the extent the Industry Partner exceeded its doubled commitment for the quarter. The Industry Partners Incentive Plan continues through the quarter ended June 30, 2000. Expense recorded under the plan in 1996 and 1997 amounted to approximately $257 and $252, respectively.

OPERATING LEASES

         The Company leases office space and various office equipment under operating lease agreements. Rent expense under operating leases was $363, $753, and $4,090 in 1995, 1996, and 1997.

         Future minimum lease payments under noncancellable operating lease agreements at December 31, 1997 are as follows:

         Years Ending
         December 31,
         ------------

         1998.................................  $ 5,775
         1999.................................    5,330
         2000.................................    3,648
         2001.................................    2,645
         2002.................................    2,671
                                                -------

                                                $20,069
                                                =======

EMPLOYMENT AGREEMENTS

         Certain members of management entered into employment agreements expiring through 2001 which, among other things, provide for aggregate annual compensation of approximately $1,241 plus bonuses ranging from 5% to 15% of base salary in the relevant year for each one percent by which the increase in net income on an earnings per share basis of the Company over the prior year exceeds 10%, up to a maximum of 300% of annual compensation. Each employment agreement contains a restrictive covenant which prohibits the executive from competing with the Company for a period of 18 months after termination.

SECURITIES SOLD BUT NOT YET PURCHASED

         Securities sold but not yet purchased represent obligations of the Company to deliver specified financial instruments at contracted prices, thereby creating commitments to purchase the financial instruments in the market at prevailing prices. Consequently, the Company's ultimate obligation to satisfy the sale of financial instruments sold but not yet purchased may exceed the amounts recognized in the consolidated balance sheet.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

LEGAL PROCEEDINGS

         The Company is party to various legal proceedings arising out of the ordinary course of its business. Management believes that none of these matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                        Fiscal Quarter
                                                     -----------------------------------------------
                  1997                                First        Second        Third       Fourth
                  ----                                -----        ------        -----       ------

Revenues ....................................         $38,421      $49,773      $73,729      $76,836
Net income ..................................         $ 8,939      $10,711      $13,468      $14,811
Basic earnings per share ....................         $  0.41      $  0.41      $  0.45      $  0.48
Diluted earnings per share ..................         $  0.34      $  0.36      $  0.40      $  0.43

                  1996
                  ----
Revenues ....................................         $11,456      $14,285      $19,766      $20,147
Pro forma net income (actual for
  third and fourth quarters) ................         $ 1,625      $ 3,653      $ 6,052      $ 6,599
Pro forma basic earnings per share
   (actual for third and fourth quarters) ...         $  0.13      $  0.29      $  0.31      $  0.34
Pro forma diluted earnings per share
   (actual for third and fourth quarters)....         $  0.13      $  0.22      $  0.26      $  0.28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company incorporates by reference herein information in its proxy statement, which complies with the information called for by Item 10 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1997 fiscal year, with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

         The Company incorporates by reference herein information in its proxy statement, which complies with the information called for by Item 11 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1997 fiscal year, with the Commission.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company incorporates by reference herein information in its proxy statement, which complies with the information called for by Item 11 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1997 fiscal year, with the Commission.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incorporates by reference herein information in its proxy statement, which complies with the information called for by Item 11 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1997 fiscal year, with the Commission.

                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Documents filed as part of this Report.
              (1)  Financial Statements
              See Item 8. "Financial Statements and Supplementary Data"
              (2)  Financial Statement Schedules
              No Financial Statement Schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes thereto.
              (3) Exhibits
              The exhibits are listed on the Exhibit Index attached hereto.

         (a)  Reports filed on Form 8-K.
              None.

         (b)  Exhibits.
              See (a) (3) above.

         (c)  Financial statement schedule.
              See (a) (2) above.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized.

                                          IMC MORTGAGE COMPANY


                                          By       /S/ THOMAS G. MIDDLETON
                                             ----------------------------------
                                                       THOMAS G. MIDDLETON,
                                                            PRESIDENT

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.

         SIGNATURE                                                     TITLE
         ---------                                                     -----


/s/ GEORGE NICHOLAS                            Chairman of the Board and Chief Executive
---------------------------------                Officer (Principal Executive Officer)
    (GEORGE NICHOLAS)


/s/ STUART D. MARVIN                           Chief Financial Officer (Principal Accounting
---------------------------------                Officer and Principal Financial Officer)
    (STUART D. MARVIN)


/s/ MITCHELL W. LEGLER                         Director
---------------------------------
    (MITCHELL W. LEGLER)


/s/ THOMAS G. MIDDLETON                        Director
---------------------------------
    (THOMAS G. MIDDLETON)



                                  EXHIBIT INDEX

2.1 - Pre-IPO Agreement between the Partnership, the General Partners and each Limited Partner.*
3.1      - Articles of Incorporation of the Registrant, as amended*
3.2      - Bylaws of the Registrant, as amended.*
4.1      - Specimen of Certificate for Common Stock.*
4.2      - Indenture Agreement between the Partnership and ContiTrade Services
         Corporation.*
4.3      - Substitution Agreement between the Partnership and ContiTrade
         Services Corporation.*
4.4      - Incentive Plan of the Company and related assumption agreements.*
4.5 - Outside Directors' Option Plan of the Company and related assumption agreements.*
4.6      - Form of Common Stock Warrant issued to ContiTrade Services
         Corporation.*
10.1 - Employment Agreement dated January 1, 1996 between the Partnership and George Nicholas, as amended.*
10.2 - Employment Agreement dated January 1, 1996 between the Partnership and Thomas G. Middleton, as amended.*
10.3 - Employment Agreement dated January 1, 1996 between the Partnership and David MacDonald.*
10.4     - Lease Agreements between the Partnership and CLW Realty Asset Group,
         Inc.*
10.5     - Share Subscription and Shareholders' Agreement between the
         Partnership and Foxgard Limited, Financial Security Assurance Holdings,
         Inc. and Preferred Mortgages Limited.*
10.6     - Transfer Agreement between the Partnership and Curzon Equity Finance
         Corporation Limited, Preferred Mortgages Limited, Rotch Property Group
         Limited, Foxgard Limited and Financial Security Assurance Holdings,
         Inc.*
10.7     - Side letter relating to the Share Subscription and Shareholders'
         Agreement between the Partnership and Foxgard Limited, Financial
         Security Assurance Holdings, Inc. and Preferred Mortgage Limited.*
10.8     - Asset Purchase Agreement and Plan of Reorganization between the
         Partnership, IMC Acquisition, Inc., Mortgage Central Corp. and the shareholders of Mortgage Central Corp.*
10.9 - Registration Rights Agreement between the Partnership and the shareholders of Mortgage Central Corp.*
10.10    - Investment Banking Services Agreement between the Partnership and
         ContiTrade Services Corporation.*
10.11    - Standby Facility Agreement between the Partnership and ContiTrade
         Services Corporation and Supplement hereto.*
10.12    - Amended and Restated Loan and Security Agreement between the
         Partnership and ContiTrade Services Corporation.*
10.13    - Secured Note from the Partnership to ContiTrade Services
         Corporation.*
10.14    - Amended and Restated Custodial Agreement among the Partnership,
         ContiTrade Services Corporation and Bank of Boston.*
10.15    - 1995 Agreement between the Partnership and ContiTrade Services
         Corporation.*
10.16    - Assignment, Assumption and Consent Agreement among the Partnership,
         ContiTrade, ContiTrade Services LLC and First National Bank of Boston.*
10.17    - Master Repurchase Agreement Governing Purchase and Sales of Mortgage
         Loans between the Partnership and Nomura Asset Capital Corporation and related Power of Attorney.*
10.18    - Master Repurchase Agreement between the Partnership and Nomura
         Securities International, Inc.*
10.19    - Global Master Repurchase Agreement between the Partnership and Nomura
         Grand Cayman, Ltd.*
10.20    - Custodial Agreement among the Partnership, the First National Bank of
         Boston and Nomura Asset Capital Corporation.*
10.21    - Loan and Security Agreement between the Partnership and First
         National Bank of Boston and amendments thereto.*
10.22    - Interim Loan and Security Agreement between the Partnership and
         National Westminster Bank PLC, New York Branch.*
10.23    - Custodial Agreement among the Partnership, National Westminster Bank
         PLC and First National Bank of Boston.*

10.24    - Promissory Note between the Partnership and Lakeview Savings Bank.*
10.25    - Security Agreement Collateralizing Promissory Note between the
         Partnership and Lakeview Savings Bank.*
10.26    - Master Repurchase Agreement among the Partnership and Bear Stearns
         Home Equity Trust 1996-1.*
10.27    - Custody Agreement among the Partnership, IMC Corporation of America,
         Bear Stearns Home Equity Trust 1996-1 and Bank of Boston.*
10.28    - Warehousing Credit and Security Agreement among the Partnership, IMC
         Corporation of America and Residential Funding Corporation, as amended.*
10.29    - Custodial Agreement among the First National Bank of Boston, the
         Partnership, IMC Corporation of America and Residential Funding
         Corporation.*
10.30    - Loan and Security Agreement between the Partnership and Approved
         Financial Corp., Approved Residential Mortgage, Inc. and Armada
         Residential Mortgage, LLC.*
10.31    - Loan and Security Agreement between the Partnership and Mortgage
         Central Corp.*
10.32 - Custodial Agreement among the Partnership, Mortgage Central Corp. and the First National Bank of Boston.*
10.33    - Custodial Agreement among the Partnership, American Industrial Loan
         Association, Approved Residential Mortgage, Inc., Armada Residential
         Mortgage, LLC and the First National Bank of Boston.*
10.34    - Employment Agreement dated August 1, 1996 between the Registrant and
         Stuart D. Marvin.**
10.35    - Asset Purchase Agreement and Plan of Reorganization between the
         Registrant, Mortgage America, Inc. and the shareholders of Mortgage
         America, Inc.***
10.36    - First Amendment to the Asset Purchase Agreement and Plan of
         Reorganization between the Registrant, Mortgage America, Inc. and the shareholders of Mortgage America, Inc.***
10.37    - Form of Registration Rights Agreement between the Registrant and the
         Shareholders of Mortgage America, Inc.***
10.38    - Agreement and Plan of Reorganization between the Registrant, CWB
         Acquisitions, Inc., CoreWest Banc and the shareholders of CoreWest
         Banc.***
10.39 - Registration Rights Agreement between the Registrant and the shareholders of CoreWest Banc.***
10.40 - Form of Amended and Restated Loan Agreement between the Registrant, the Partnership, IMC Corporation of America and Nomura Asset Capital
         Corporation.***
10.41    - Form of Custodial Agreement between the Registrant, the Partnership,
         IMC Corporation of America, Nomura Asset Capital Corporation and
         LaSalle National Bank.***
10.42    - Form of Loan and Security Agreement among the Registrant, the
         Partnership and The First National Bank of Boston.***
10.43    - Form of Asset Purchase Agreement between the Registrant, American
         Mortgage Reduction, Inc., and the Shareholders of American Mortgage
         Reduction, Inc.***
10.44    - Form of Asset Purchase Agreement between the Registrant and Equity
         Mortgage Co., Inc.***
10.45    - Employment Agreement dated as of January 1, 1997 between the
         Registrant and Mark J. Greenberg.***
10.46    - Form of Warehouse Security Agreement among the Registrant, the
         Partnership and GE Capital Mortgage Services, Inc.***
10.47    - Form of Warehouse Credit Agreement among the Registrant, the
         Partnership and GE Capital Mortgage Services, Inc.***
10.48    - Loan and Security Agreement among the Registrant, IMC Corporation of
         America, the Partnership, IMC Investment Corp., CoreWest Banc and Paine
         Webber Real Estate Securities Inc.***
10.49    - IMC Mortgage Company 1997 Incentive Plan.****
10.50    - IMC Mortgage Company Executive Officer Unregistered Stock Plan.
10.51    - IMC Mortgage Company Vice President Unregistered Stock Plan.
10.52 - First Amendment to Employment Agreement dated August 1, 1996 between the Registrant and Stuart D. Marvin.
11.1 - Statement re computation of earnings per share (See Note 2 of the Notes to the Consolidated Financial Statements).

16.1     - Letter dated April, 1996 from Deloitte & Touche, LLP to the
         Registrant.*
21.1     - Subsidiaries of the Registrant.
27.1     - Financial Data Schedule.
99.1     - Third Amended and Restated Agreement of Limited Partnership.*

----------------
         Confidential treatment granted with respect to certain provisions.
   * Incorporated by reference to the same exhibit to the Registrant's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on June 25, 1996 (Registration No. 333-3954).
  ** Incorporated by reference to Exhibit 1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
 *** Incorporated by reference to the same exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.
**** Incorporated by reference to the Registrant's Proxy Statement dated June 12, 1997.