Form 10-Q
period 1998-03-31
IMC MORTGAGE CO
filed 1998-05-15
CIK 1012623

                         SECURITIES EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act
-------  of 1934 for the quarterly period ended March 31, 1998.

         Transition Report Pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934.

                          Commission file No. 333-3954
                                              --------

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
Yes   X   No
    -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of each Class:                                 Outstanding at May 14, 1998
--------------------------------------               ---------------------------
Common Stock, par value $.01 per share               30,766,538
                                                     ----------

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                       Page
                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
           March 31, 1998 and December 31, 1997                         1

         Consolidated Statements of Operations
           for the three months ended
           March 31, 1998 and March 31, 1997                            2

         Consolidated Statements of Cash Flows
           for the three months ended March 31, 1998
           and March 31, 1997                                           3

         Notes to Consolidated Financial Statements                     4

Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition                6


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             17

Item 2.  Changes in Securities                                         17

Item 3.  Defaults Upon Senior Securities                               17

Item 4.  Submission of Matters to a Vote of Security Holders           17

Item 5.  Other Information                                             17

Item 6.  Exhibits and Reports on Form 8-K                              17

                          PART I. FINANCIAL INFORMATION

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                               March 31,     December 31,
                                                                 1998            1997
                                                              ----------     ------------
                                                             (Unaudited)
                           ASSETS
Cash and cash equivalents                                     $   16,877      $   26,750
Securities purchased under agreements to resell                  877,280         772,586
Accrued interest receivable                                       23,454          29,272
Accounts receivable                                               19,434          21,349
Mortgage loans held for sale, net                              1,762,714       1,673,144
Interest-only and residual certificates                          327,755         223,306
Warehouse financing due from correspondents                       19,790          25,913
Property, furniture, fixtures and equipment, net                  15,474          14,884
Capitalized mortgage servicing rights                             42,681          34,954
Goodwill                                                          91,341          91,963
Other assets                                                      28,985          31,811
                                                              ----------      ----------
        Total assets                                          $3,225,785      $2,945,932
                                                              ==========      ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Warehouse finance facilities                               $1,818,062      $1,732,609
   Term debt and notes payable                                   196,427         130,480
   Accounts payable and accrued liabilities                       36,797          31,665
   Accrued interest payable                                       13,535          10,857
   Securities sold but not yet purchased                         875,751         775,324
   Deferred tax liability                                         15,701          10,933
                                                              ----------      ----------
        Total liabilities                                      2,956,273       2,691,868
                                                              ----------      ----------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share; 10,000,000
       shares authorized; none issued and outstanding                  0               0
   Common stock, par value $.01 per share; 50,000,000
       authorized; and 30,750,870 and 30,710,790 shares
       issued and outstanding                                        308             307
   Additional paid-in capital                                    193,521         193,178
   Retained earnings                                              75,683          60,579
                                                              ----------      ----------
         Total stockholders' equity                              269,512         254,064
                                                              ----------      ----------

 Total liabilities and stockholders' equity                   $3,225,785      $2,945,932
                                                              ==========      ==========


          See accompanying notes to Consolidated Financial Statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                        For the Three Months
                                                           Ended March 31,
                                                    -----------------------------
                                                        1998             1997
                                                    -----------       -----------
Revenues:
   Gain on sales of loans                           $    59,980       $    27,720
                                                    -----------       -----------

   Warehouse interest income                             41,235            20,708
   Warehouse interest expense                           (33,494)          (14,755)
                                                    -----------       -----------
       Net warehouse interest income                      7,741             5,953
                                                    -----------       -----------

   Servicing fees                                         9,011             3,041
   Other                                                  7,139             1,708
                                                    -----------       -----------
      Total servicing fees and other                     16,150             4,749
                                                    -----------       -----------

     Total revenues                                      83,871            38,422
                                                    -----------       -----------

Expenses:

   Compensation and benefits                             28,438            12,328
   Selling, general and administrative                   24,940             9,592
   Other interest expense                                 4,889             1,863
                                                    -----------       -----------
     Total expenses                                      58,267            23,783
                                                    -----------       -----------

   Income before provision for income taxes              25,604            14,639

   Provision for income taxes                            10,500             5,700
                                                    -----------       -----------

     Net income                                     $    15,104       $     8,939
                                                    ===========       ===========

Net income per common share:
   Basic                                            $      0.49       $      0.41
                                                    ===========       ===========
   Diluted                                          $      0.44       $      0.34
                                                    ===========       ===========

Weighted average number of shares outstanding:
   Basic                                             30,750,870        21,949,144
   Diluted                                           34,695,591        26,147,609




          See accompanying notes to Consolidated Financial Statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                            For the Three Months
                                                                                Ended March 31,
                                                                          -------------------------
                                                                            1998            1997
                                                                          ---------       ---------
Cash flows from operating activities:

  Net income                                                              $  15,104       $   8,939
  Adjustments to reconcile net income to net cash used in
   operating activities:

   Depreciation and amortization                                              5,131           1,113
   Deferred taxes                                                             4,768             371
   Capitalized mortgage servicing rights                                    (11,128)         (4,998)
   Net loss on joint venture                                                    704             252
   Net change in operating assets and liabilities, net of effects of acquisitions of businesses:

     Increase in mortgages loans held for sale, net                         (89,570)        (27,007)
     Increase in securities purchased under agreements
      to resell and securities sold but not yet purchased                    (4,267)         (7,785)
     Decrease in accrued interest receivable                                  5,818             166
     Decrease (increase) in warehousing financing due
      from correspondents                                                     6,123          (6,949)
     Increase in interest-only and residual certificates                   (104,449)        (58,864)
     Decrease (increase) in other assets                                      3,515            (299)
     Decrease (increase) in accounts receivable                               1,915          (2,796)
     Increase in accrued interest payable                                     2,678           1,340
     Increase in accounts payable and accrued liabilities                     5,476           7,599
                                                                          ---------       ---------
         Net cash used in operating activities                             (158,182)        (88,918)
                                                                          ---------       ---------

Investing activities:

   Investment in joint venture                                               (1,393)           (127)
   Purchase of property, furniture, fixtures, and equipment                  (1,322)         (3,313)
   Acquisitions of businesses                                                    --          (8,211)
   Other                                                                       (376)             --
                                                                          ---------       ---------
       Net cash used in investing activities                                 (3,091)        (11,651)
                                                                          ---------       ---------

Financing activities:

  Warehouse finance facilities borrowings, net                               85,453          58,475
  Term debt and notes payable borrowings                                    138,750          53,806
  Term debt and notes payable repayments                                    (72,803)             --
                                                                          ---------       ---------
       Net cash provided by financing activities                            151,400         112,281
                                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents                         (9,873)         11,712
Cash and cash equivalents, beginning of period                               26,750          13,289
                                                                          ---------       ---------
Cash and cash equivalents, end of period                                  $  16,877       $  25,001
                                                                          =========       =========

Supplemental disclosure cash flow information:

       Cash paid during the period for interest                           $  35,705       $  15,278
                                                                          =========       =========
       Cash paid during the period for taxes                              $     312       $   2,164
                                                                          =========       =========



          See accompanying notes to Consolidated Financial Statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


1.    ORGANIZATION AND BASIS OF PRESENTATION:

      IMC Mortgage Company and its wholly-owned subsidiaries (the "Company") purchase and originate mortgage loans made to borrowers who may not otherwise qualify for conventional loans for the purpose of securitization and sale. The Company typically securitizes these mortgages into the form of a Real Estate Mortgage Investment Conduit ("REMIC") or an owner trust. A significant portion of the mortgages are sold on a servicing retained basis.

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in the accompanying consolidated financial statements.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      Certain reclassifications have been made to the presentations to conform to current period presentations.

2.    RECENT ACCOUNTING PRONOUNCEMENTS:

      In March 1997, the FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("SFAS 129"), which consolidates existing disclosure requirements. SFAS 129 contains no change in existing disclosure requirements and is effective for fiscal years beginning after December 15, 1997.

      In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". These statements, which are effective for fiscal years beginning after December 15, 1997, establish standards for reporting and displaying of comprehensive income and disclosure requirements related to segments. The application of the new rules did not impact the Company's financial position or results of operations.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


3.    EARNINGS PER SHARE:

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share" ("SFAS 128"), which became effective for the Company for reporting periods ending after December 15, 1997. Under the provisions of SFAS 128, basic earnings per share is determined dividing net income, adjusted for preferred stock dividends, by weighted average shares outstanding. Diluted earnings per share, as defined by SFAS No. 128, is computed assuming all dilutive potential common shares were issued. All prior period earnings per share data has been restated in accordance with the provisions of SFAS 128.

      Weighted average number of shares outstanding are as follows for the three months ended March 31, 1998 and 1997:

                                                         For the Three Months Ended
                                                                  March 31,
                                                         --------------------------
                                                            1998            1997
                                                         ----------      ----------
         Weighted average common shares outstanding      30,750,870      21,949,144
         Adjustments for dilutive securities:
               Stock warrants .....................       2,160,000       2,700,000
               Stock options ......................         940,920       1,478,248
               Contingent shares ..................         843,801          20,217
                                                         ----------      ----------
         Diluted common shares ....................      34,695,591      26,147,609
                                                         ==========      ==========

4.    WAREHOUSE FINANCE FACILITIES, TERM DEBT AND NOTES PAYABLE:

      In March 1998, the Company entered into a $1.0 billion committed warehouse and residual financing facility with German American Capital Corporation, a subsidiary of Deutsche Bank North America Holding Corp. The facility provides for $1.0 billion in committed available warehouse financing including $100.0 million of interest-only and residual certificate financing. No amounts were outstanding under the facility at March 31, 1998.

      The Company has available numerous other warehouse lines of credit at March 31, 1998 totaling approximately $3.09 billion ($3.04 billion at December 31, 1997) of which at March 31, 1998 approximately $1.82 billion was outstanding ($1.73 billion at December 31, 1997). Outstanding borrowings under warehouse finance facilities are collateralized by mortgage loans held for sale, warehouse financing due from correspondents and servicing rights on approximately $250 million of mortgage loans. Upon the sale of these loans and repayment of warehouse financing due from correspondents, the borrowings under these lines will be repaid.

      The Company also has available term debt and notes payable at March 31, 1998 totaling approximately $409.9 million ($315.7 million at December 31, 1997) of which at March 31, 1998 approximately $196.4 million was outstanding ($130.5 million at December 31, 1997).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The following management's discussion and analysis of the Company's financial condition and results of operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of important factors such as reduced demand for non-conforming loans, competitive forces, prepayment speeds, delinquency and default rates, rapid fluctuations in interest rates, lower than expected performance by acquired companies, limitations on available funds, market forces affecting the price of the Company's shares and other risks identified in the Company's Securities and Exchange Commission filings. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance.

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

Pursuant to the Company's acquisition strategy, effective January 1, 1997, the Company acquired all of the assets of Mortgage America, Inc., a non-conforming mortgage lender based in Bay City, Michigan and Equity Mortgage Co., Inc., a non-conforming mortgage lender based in Baltimore, Maryland, and all of the outstanding common stock of CoreWest Banc, a non-conforming mortgage lender based in Los Angeles, California. Effective February 1, 1997, The Company acquired all of the assets of American Mortgage Reduction, Inc., a non-conforming mortgage lender based in Owings Mills, Maryland. Effective July 1, 1997, the Company acquired substantially all of the assets of National Lending Center, Inc. ("National Lending Center"), a non-conforming mortgage lender based in Deerfield Beach, Florida, and Central Money Mortgage Co., Inc. ("Central Money Mortgage"), a non-conforming mortgage lender based in Baltimore, Maryland. Effective October 1, 1997, the Company acquired substantially all of the assets of Residential Mortgage Corporation, a non-conforming mortgage lender based in Cranston, Rhode Island. Effective November 1, 1997, the Company acquired substantially all of the assets of Alternative Capital Group, Inc. ("Alternative Capital Group"), a non-conforming mortgage lender based in Dallas, Texas.

These eight acquisitions (collectively, the "Acquisitions") were accounted for using the purchase method of accounting and the results of operations have been included with the Company's results of operations since the effective acquisition dates. The fair value of the acquired companies' tangible assets approximated the liabilities assumed, and accordingly, the majority of the initial purchase prices was recorded as goodwill which is amortized on a straight-line basis for periods up to 30 years.

The majority of the acquisitions include earn-out arrangements that provide the sellers with additional consideration if the acquired company reaches certain performance targets after the acquisition. Any such contingent payments will result in an increase in the amount of goodwill recorded on the Company's balance sheet related to each acquisition. Goodwill represents the excess of cost over fair market value of the net assets acquired in each acquisition and is amortized through periodic charges to earnings for up to 30 years.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997.

Net income for the three months ended March 31, 1998 was $15.1 million representing an increase of $6.2 million or 69.0% over net income of $8.9 million for the three months ended March 31, 1997. The increase in net income resulted principally from increases in gain on sale of loans of $32.3 million or 116.4% to $60.0 million for the three months ended March 31, 1998 from $27.7 million for the three months ended March 31, 1997. Also contributing to the increase in net income was a $1.8 million or 30.0% increase in net warehouse interest income to $7.7 million for the three months ended March 31, 1998 from $6.0 million for the three months ended March 31, 1997, a $6.0 million or 196.3% increase in servicing fees to $9.0 million for the three months ended March 31, 1998 from $3.0 million for the three months ended March 31, 1997, and a $5.4 million or 318.0% increase in other revenues to $7.1 million for the three months ended March 31, 1998 from $1.7 million for the three months ended March 31, 1997.

The increase in income was partially offset by a $16.1 million or 130.7% increase in compensation and benefits to $28.4 million for the three months ended March 31, 1998 from $12.3 million for the three months ended March 31, 1997, of which increase $5.8 million related to the compensation and benefits related to the acquisitions of National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group (which occurred during the six months ended December 31, 1997) and the remainder related primarily to the growth of the Company. The increase in income was also partially offset by a $15.3 million or 160.0% increase in selling, general and administrative expenses to $24.9 million for the three months ended March 31, 1998 from $9.6 million for the three months ended March 31, 1997, of which increase of $2.1 million related to the acquisitions of National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group, which occurred during the six months ended December 31, 1997 and the remainder related primarily to the growth of the Company. The increase in income was further offset by a $3.0 million or 162.4% increase in other interest expense to $4.9 million for the three months ended March 31, 1998, from $1.9 million for the three months ended March 31, 1997.

Income before taxes was reduced by a provision for income taxes of $10.5 million for the three months ended March 31, 1998 compared to a provision for income taxes of $5.7 million for the three months ended March 31, 1997, representing an effective tax rate of approximately 41.0%.

REVENUES

The following table sets forth information regarding components of the Company's revenues for the three months ended March 31, 1998 and 1997:

                                            For the Three Months
                                              Ended March 31,
                                          -----------------------
                                            1998           1997
                                          --------       --------
                                               (in thousands)
Gain on sales of loans                    $ 59,980       $ 27,720
                                          --------       --------
Warehouse interest income                   41,235         20,708
Warehouse interest expense                 (33,494)       (14,755)
                                          --------       --------
       Net warehouse interest income         7,741          5,953
                                          --------       --------
 Servicing fees                              9,011          3,041
 Other                                       7,139          1,708
                                          --------       --------
        Total revenues                    $ 83,871       $ 38,422
                                          ========       ========

Gain on Sales of Loans. For the three months ended March 31, 1998, gain on sales of loans increased to $60.0 million from $27.7 million for the three months ended March 31, 1997, an increase of 116.4%, reflecting increased loan production and securitizations for the three months ended March 31, 1998. The total volume of loans produced increased by 107.3% to approximately $1.7 billion for the three months ended March 31, 1998 as compared with a total volume of approximately $819 million for the three months ended March 31, 1997. Originations by the Company's correspondent network increased 84.0% to approximately $1.2 billion for the three months ended March 31, 1998 from approximately $631 million for the three months ended March 31, 1997, while production from the Company's broker network and direct lending operations increased by 185.4% to approximately $537 million for the three months ended March 31, 1998 from approximately $188 million for the three months ended March 31, 1997. Production volume increased during the 1998 period due to: (i) the Company's expansion program; (ii) the increase of its securitization activity;
(iii) the growth of its loan servicing capability; and (iv) the acquisitions of National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group during the last six months of 1997, which accounted for approximately $455 million in residential mortgage loans originated during the three months ended March 31, 1998. Mortgage loans sold and delivered to securitization trusts increased by $700 million, an increase of 96.6%, to $1.4 billion for the three months ended March 31, 1998 from $725 million for the three months ended March 31, 1997.

The gain on sales as a percentage of loans sold and securitized increased to 4.2% for the three months ended March 31, 1998 from 3.8% for the three months ended March 31, 1997. The increase in the gain on sale percentage was primarily due to the increase in securitization of retail loan production. Upfront points and origination fees related to retail loan production are recognized as gain on sale at the time the loan is sold. Total upfront points and origination fees recognized as gain on sale of securitized retail loan production increased from approximately $140,000 for the three months ended March 31, 1997 to approximately $3.9 million for the three months ended March 31, 1998.

The increase in the gain on sale percentage was partially offset by higher prepayment speed and expected loss assumptions used during the three months ended March 31, 1998 to calculate the gain on sale of securitized loans. The Company utilizes assumed prepayment and loss curves which the Company believes will approximate the timing of prepayments and losses over the life of the securitized loans. During the three months ended March 31, 1998, prepayment assumptions used to calculate the gain on sales of securitized loans reflect the Company's expectation that prepayments on fixed rate loans will gradually increase from a constant prepayment rate ("CPR") of 4% to 28% in the first year of the loan and remain at 28% thereafter and expected prepayments on adjustable rate loans will gradually increase from a CPR of 4% to 35% in the first year of the loan and remain at 35% thereafter. During the three months ended March 31, 1997, the maximum CPR used to compute gain on sales of fixed and adjustable rate securitized loans was 27% and 30%, respectively. The CPR measures the annualized percentage of mortgage loans which prepay during a given period. The CPR represents the annual prepayment rate such that, in the absence of regular amortization, the total prepayment over the year would equal that percent of the original principal balance of the mortgage loan. During the three months ended March 31, 1998, the loss assumption used to calculate the gain on sales of securitized loans reflects the Company's expectations that losses from defaults will gradually increase from zero in the first six months of securitization to 100 basis points after 36 months. During the three months ended March 31, 1997, the assumed loss rate used to calculate gain on sales of securitized loans was 50 basis points per year. The loss curve utilized by the Company during the three months ended March 31, 1998 approximates a loss rate of 65 basis points per year at inception of the securitization.

Net Warehouse Interest Income. Net warehouse interest income increased to $7.7 million for the three months ended March 31, 1998 from $6.0 million for the three months ended March 31, 1997, an increase of 30.0%. The increase in the three month period ended March 31, 1998 reflected higher interest income resulting primarily from a decrease in the cost of funds, increased mortgage loan production and mortgage loans being held for sale in inventory for longer periods of time, partially offset by interest expense associated with warehouse facilities. The mortgage loans held for sale increased to $1.8 billion at March 31, 1998, an increase of 84.4%, from $955.7 million at March 31, 1997.

The increase in net warehouse interest income was partially offset by an increase in the securitization of adjustable rate mortgage loans. In a fixed rate mortgage loan securitization transaction, the Company receives the pass-through rate of interest on the loans conveyed to the securitization trust for the period between the cut-off date (generally the first day of the month a securitization transaction occurs) and the closing date of the securitization transaction (typically during the third or fourth week of the month). The cut-off date represents the date when interest on the mortgage loans accrues to the securitization trust rather than the Company. The pass-through rate, which is less than the weighted average interest rate on the mortgage loans, represents the interest rate to be received by investors who purchase pass-through certificates in the securitization trust on the closing date. The Company continues to incur interest expense on its warehouse financings related to loans conveyed to the trust until the closing date, at which time the warehouse line is repaid. In an adjustable rate mortgage loan securitization, the Company receives no interest on mortgage loans conveyed to the securitization trust for the period between the cut-off date and the closing date of the securitization. For the three months ended March 31, 1998 and 1997, the Company incurred warehouse interest expense of approximately $2.9 million and $550,000, respectively, related to the period between the cut-off date and the closing date of adjustable rate mortgage rate mortgage loan securitizations for which no corresponding interest income was recognized.

Servicing Fees. Servicing fees increased to $9.0 million for the three months ended March 31, 1998 from $3.0 million for the three months ended March 31, 1997, an increase of 196.3%. Servicing fees for the three months ended March 31, 1998 were positively affected by an increase in mortgage loans serviced over the prior period. The Company increased its servicing portfolio by $5.6 billion or 215.4% to $8.2 billion as of March 31, 1998 from $2.6 billion as of March 31, 1997.

Other. Other revenues, consisting principally of the recognition of the increase or accretion of the discounted value of interest-only and residual certificates over time, increased to $7.1 million or 318.0% for the three months ended March 31, 1998 from $1.7 million in three months ended March 31, 1997 as a result of increased securitization volume and investment in interest-only and residual certificates.

EXPENSES

The following table sets forth information regarding components of the Company's expenses for the three months ended March 31, 1998 and 1997:

                                         For the Three Months
                                           Ended March 31,
                                         --------------------
                                           1998         1997
                                         -------      -------
                                            (in thousands)
Compensation and benefits                $28,438      $12,328
Selling, general and administrative       24,940        9,592
Other interest expense                     4,889        1,863
                                         -------      -------
         Total expenses                  $58,267      $23,783
                                         =======      =======

Compensation and benefits increased by $16.1 million or 130.7% to $28.4 million for the three months ended March 31, 1998 from $12.3 million for the three months ended March 31, 1997, principally due to an increase in the number of employees related to the Company's increased mortgage loan production, including $5.8 million of compensation and benefits relating to the acquisitions of National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group (which occurred during the six months ended December 31, 1997), additions of personnel to service the Company's increased loan servicing portfolio and a $1.5 million increase in executive and management incentive compensation from $1.3 million for the three months ended March 31, 1997 to $2.7 million for the three months ended March 31, 1998. It is anticipated that the Company's compensation and benefits will increase as the Company expands; however, the amount of executive bonuses is directly related to increases in the Company's earnings per share.

Selling, general and administrative expenses increased by $15.3 million or 160.0% to $24.9 million for the three months ended March 31, 1998 from $9.6 million for the three months ended March 31, 1997 principally due to an increase in underwriting, originating and servicing costs as a result of an increase in the volume of mortgage loan production, including $2.1 million relating to the acquisitions of National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group (which occurred during the six months ended December 31, 1997), an increase in the provision for loan losses of $4.6 million and an increase in amortization expense related to capitalized mortgage servicing rights of $2.7 million.

Other interest expense increased by $3.0 million or 162.4% to $4.9 million for the three months ended March 31, 1998 from $1.9 million for the three months ended March 31, 1997 principally as a result of increased term debt and notes payable borrowings.

Income Taxes. The effective income tax rate for the three months ended March 31, 1998 was approximately 41.0%, which differed from the federal tax rate of 35% primarily due to state income taxes and the non-deductibility for tax purposes of amortization expense related to goodwill recognized for certain acquisitions. The increase in the provision for income taxes of $4.8 million or 84.2% to $10.5 million for the three months ended March 31, 1998 from the provision for income taxes of $5.7 million for the three months ended March 31, 1997 was proportionate to the increase in pre-tax income and amortization expense related to goodwill.

FINANCIAL CONDITION

March 31, 1998 Compared to December 31, 1997

The Company hedges, in part, its interest rate exposure on fixed-rate mortgage loans held for sale through the use of securities sold but not yet purchased and securities purchased under agreements to resell. Securities purchased under agreements to resell increased $104.7 million or 13.6% from $772.6 million at December 31, 1997 to $877.3 million at March 31, 1998 and securities sold but not yet purchased increased $100.4 million or 13.0% from $775.3 million at December 31, 1997 to $875.8 million at March 31, 1998 due primarily to the increase in fixed-rate mortgage loans held for sale at March 31, 1998 as compared to December 31, 1997.

Mortgage loans held for sale at March 31, 1998 were $1.8 billion, representing an increase of $89.6 million or 5.4% over mortgage loans held for sale of $1.7 billion at December 31, 1997. This increase was a result of the Company's strategy to increase its financial flexibility by maintaining a sufficient balance of mortgage loans held for sale. Included in mortgages held for sale at March 31, 1998 and December 31, 1997 were $74.3 million and $53.9 million, respectively, of mortgage loans which were not eligible for securitization due to delinquency and other factors (loans under review). The amount by which cost exceeds market value on loans under review is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income in the period of change. The valuation allowance at March 31, 1998 and December 31, 1997 was $13.1 million and $11.5 million, respectively.

Interest-only and residual certificates at March 31, 1998 were $327.8 million, representing an increase of $104.4 million or 46.8% over interest-only and residual certificates of $223.3 million at December 31, 1997 and capitalized mortgage servicing rights increased $7.7 million or 22.1% from $35.0 million at December 31, 1997 to $42.7 million at March 31, 1998. The increases in interest-only and residual certificates and capitalized mortgage servicing rights resulted primarily from the delivery of $1.4 billion in mortgage loans into two securitizations totaling $1.7 billion during the three months ended March 31, 1998.

Borrowings under warehouse financing facilities at March 31, 1998 were $1.8 billion, representing an increase of $85.5 million or 4.9% over warehouse financing facilities of $1.7 billion at December 31, 1997. This increase was a result of increased mortgage loans held for sale.

Term debt and notes payable at March 31, 1998 was $196.4 million, representing an increase of $65.9 million or 50.5% over term debt and notes payable of $130.5 million at December 31, 1997. This increase was primarily a result of financing the increase in interest-only and residual certificates and an increase of $8.0 million in outstanding borrowings under the Company's working capital line of credit. At March 31, 1998, the Company's working capital line of credit had an outstanding balance of $8.0 million.

Stockholders' equity as of March 31, 1998 was $269.5 million, representing an increase of $15.4 million over stockholders' equity of $254.1 million at December 31, 1997. This increase was primarily a result of net income for the three months ended March 31, 1998.

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

The Company has an ongoing need for substantial amounts of capital. Adequate credit facilities and other sources of funding are essential to the continuation of the Company's ability to purchase and originate loans. As a result of increased loan purchases and originations and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the three months ended March 31, 1998, the Company used cash flows in operating activities of $158.2 million, an increase of $69.2 million, or 77.9%, over cash flows used in operating activities of $88.9 million during the three months ended March 31, 1997. During the three months ended March 31, 1998, the Company received cash flows from financing activities of $151.4 million, an increase of $39.1 million or 34.8% over cash flows received from financing activities of $112.3 million during the three months ended March 31, 1997. The cash flows used in operating activities related primarily to the funding of mortgage loan purchases or originations and cash flows received from financing activities related primarily to the funding of the mortgage loan purchases or originations.

The increasing amount of loans sold through securitizations has resulted in an increase in the amount of gain on sales recognized by the Company. Significant cash outflows are incurred upon the closing of a securitization transaction; however, the Company does not receive a significant portion of the cash representing the gain until later periods when the related loans are repaid or otherwise collected. The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under warehouse lines of credit with various lenders.

At March 31, 1998, the Company had a $1.25 billion uncommitted warehouse and residual financing facility with Paine Webber Real Estate Securities, Inc.
This warehouse facility bears interest at rates ranging from LIBOR plus 0.65% to LIBOR plus .90%. Approximately $814.3 million was outstanding under this warehouse facility as of March 31, 1998.

At March 31, 1998, the Company also had a $1.0 billion uncommitted warehouse facility with Bear Stearns Home Equity Trust 1996-1. This facility bears interest at LIBOR plus 0.875%. Approximately $640.7 million was outstanding under this facility at March 31, 1998.

In March 1998, the Company entered into a $1.0 billion committed warehouse and residual financing facility with German American Capital Corporation, a subsidiary of Deutsche Bank North American Holding Corp. The facility provides for $1.0 billion in committed warehousing for mortgage loans held for sale including a $100.0 million credit facility to be collateralized by interest-only and residual certificates. No amounts were outstanding under this warehouse and residual financing facility at March 31, 1998.

Additionally, at March 31, 1998, the Company had approximately $915.0 million available under numerous other warehouse lines of credit. As of March 31, 1998, approximately $363.1 million was outstanding under these lines of credit. Interest rates ranged from LIBOR plus 0.65% to LIBOR plus 1.50% as of March 31, 1998, and all borrowings mature within one year.

Outstanding borrowings on the Company's warehouse financing facilities are collateralized by mortgage loans held for sale, warehouse financing due from correspondents and servicing rights on approximately $250 million of mortgage loans. Upon the sale of these loans and the repayment of warehouse financing due from correspondents, the borrowings under these lines will be repaid.

At March 31, 1998, the Company had borrowed $70.8 million under its residual financing credit facility with Paine Webber Real Estate Securities, Inc. Outstanding borrowings bear interest at LIBOR plus 2.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

Bear, Stearns & Co. Inc. and its affiliates, Bear, Stearns Mortgage Capital Corporation and Bear, Stearns International Limited, provide the Company with a $100.0 million credit facility which is collateralized by certain interest-only and residual certificates owned by the Company. At March 31, 1998, $88.8 million was outstanding under this credit facility, which bears interest at 1.75% per annum in excess of LIBOR.

At March 31, 1998, the Company had borrowed $4.3 million under an agreement which matures August 1998, bears interest at 2.0% per annum in excess of LIBOR and is collateralized by certain interest-only and residual certificates.

The Company also has available a $7 million credit facility which matures July 31, 1999 and bears interest at 10% per annum from an affiliate of a stockholder. At March 31, 1998, $6.8 million was outstanding under this credit facility.

The Bank of Boston provides the Company a revolving credit facility which matures October 1998, bears interest at LIBOR plus 2.75% and provides for borrowings up to $50 million subject to the following terms: (i) to finance interest-only and residual certificates, to be repaid according to a repayment schedule calculated by Bank of Boston with a maximum amortization period after October 1998 of three years; or (ii) for acquisitions or bridge financing. The Bank of Boston, with participation from another financial institution, provides the company with a $45 million working capital facility, which bears interest at LIBOR plus 2.75% and matures October 1998. At March 31, 1998, $8.0 million was outstanding under this credit facility.

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

The Company's business requires continual access to short- and long-term sources of capital. The Company believes that its current warehouse and other facilities and internally generated funds will be sufficient (assuming renewal or replacement of existing warehouse and term debt facilities as they mature) to fund its liquidity requirements, including the implementation of its business strategy through 1998. However, the Company has substantial capital requirements and it plans to arrange for additional external cash resources prior to the end of 1998. Such additional external resources may include the sale or securitization of interest-only and residual certificates, increased credit facilities and the sale or placement of debt, preferred stock or equity securities. There can be no assurance that existing credit facilities can be increased, extended or refinanced, that the Company will be able to arrange for the sale or securitization of interest-only and residual certificates in the future on terms the Company would consider favorable, that debt, preferred stock or equity sources will be available to the Company at any given time or on terms the Company would consider favorable or that funds generated from operations will be sufficient to repay its existing debt obligations or meet its operating and capital requirements. To the extent that the Company is not successful in increasing, maintaining or replacing existing credit facilities, in selling or securitizing interest-only and residual certificates or in the placement of debt, preferred stock or equity securities, the Company would not be able to hold a large volume of loans pending securitization and therefore would have to curtail its loan production activities or attempt to increase the volume of whole loan sales to sustain operations. There can be no assurance the Company would be successful in increasing whole loans sales to the level required to sustain operations.

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

If the value of the hedges decreases, offsetting an increase in the value of the loans, the Company, upon settlement with its counterparty, will pay the hedge loss in cash and realize the corresponding increase in the value of the loans as part of its interest-only and residual certificates. Conversely, if the value of the hedges increases, offsetting a decrease in the value of the loans, the Company, upon settlement with its counterparty, will receive the hedge gain in cash and realize the corresponding decrease in the value of the loans through a reduction in the value of the corresponding interest-only and residual certificates.

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

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". These statements, which are effective for fiscal years beginning after December 15, 1997, establish standards for reporting and displaying of comprehensive income and disclosure requirements related to segments. The application of the new rules did not impact the Company's financial position or results of operations.

YEAR 2000

The Company utilizes a number of software systems to originate, securitize and service its various loan products. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The financial impact of becoming year 2000 compliant has not been completely evaluated, but is not expected to be material to the Company, to its financial position or results of operations in a given year.

                           PART II. OTHER INFORMATION

PART II.      OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 1998         IMC MORTGAGE COMPANY

         By: /s/ Thomas G. Middleton

         Thomas G. Middleton, President, Chief Operating Officer, Assistant Secretary and Director




         By: /s/ Stuart D. Marvin

         Stuart D. Marvin, Chief Financial Officer