Form 10-Q
period 1998-06-30
IMC MORTGAGE CO
filed 1998-08-13
CIK 1012623

                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of
---  1934 for the quarterly period ended June 30, 1998.

--- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                          Commission file No. 333-3954
                                             -----------

                              IMC MORTGAGE COMPANY
               (Exact name of issuer as specified in its Charter)

                          Florida                               59-3350574
                 ---------------------------------------------------------------
                (State or other jurisdiction of             (I.R.S. Employer
              incorporation or organization)              identification number)

                              5901 E. FOWLER AVENUE
                              TAMPA, FLORIDA 33617
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (813) 984-8801

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing for the past 90 days. Yes  X    No
                                                 ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of each Class:                               Outstanding at August 7, 1998
--------------------------------------             -----------------------------
Common Stock, par value $.01 per share             30,835,496

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES

                                      INDEX

PART I.   FINANCIAL INFORMATION


                                                                               Page
                                                                               ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of
             June 30, 1998 and December 31, 1997                                 1

          Consolidated Statements of Operations
             for the three months and the six months
             ended June 30, 1998 and June 30, 1997                               2

          Consolidated Statements of Cash Flows
             for the six months ended June 30, 1998
             and June 30, 1997                                                   3

          Notes to Consolidated Financial Statements                             4

 Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition                       8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                     25

Item 2.   Changes in Securities                                                 25

Item 3.   Defaults Upon Senior Securities                                       25

Item 4.   Submission of Matters to a Vote of Security Holders                   25

Item 5.   Other Information                                                     25

Item 6.   Exhibits and Reports on Form 8-K                                      26

                          PART I. FINANCIAL INFORMATION

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            June 30,           December 31,
                           ASSETS                                             1998                1997
                                                                           -----------         ------------
                                                                           (Unaudited)
Cash and cash equivalents                                                  $    8,690          $   26,750
Securities purchased under agreements to resell                               995,483             772,586
Accrued interest receivable                                                    23,681              29,272
Accounts receivable                                                            27,465              21,349
Mortgage loans held for sale, net                                           1,717,727           1,673,144
Interest-only and residual certificates                                       445,577             223,306
Warehouse financing due from correspondents                                    15,879              25,913
Property, furniture, fixtures and equipment, net                               16,586              14,884
Capitalized mortgage servicing rights                                          51,863              34,954
Goodwill                                                                       91,151              91,963
Other assets                                                                   47,320              31,811
                                                                           ----------          ----------
        Total assets                                                       $3,441,422          $2,945,932
                                                                           ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

   Warehouse finance facilities                                            $1,813,870          $1,732,609
   Term debt                                                                  279,390             130,480
   Accrued and other liabilities                                               32,115              31,665
   Accrued interest payable                                                    12,506              10,857
   Securities sold but not yet purchased                                      997,986             775,324
   Deferred tax liability                                                      19,200              10,933
                                                                           ----------          ----------
        Total liabilities                                                   3,155,067           2,691,868
                                                                           ----------          ----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share; 10,000,000
       shares authorized; none issued and outstanding                               0                   0
   Common stock, par value $.01 per share; 50,000,000
       authorized; 30,825,934 and 30,710,790 shares
       issued and outstanding                                                     308                 307
   Additional paid-in capital                                                 194,035             193,178
   Retained earnings                                                           92,012              60,579
                                                                           ----------          ----------
         Total stockholders' equity                                           286,355             254,064
                                                                           ----------          ----------

         Total liabilities and stockholders' equity                        $3,441,422          $2,945,932
                                                                           ==========          ==========





           See accompanying notes to Consolidated Financial Statements

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                       For the Three Months             For the Six Months
                                                           Ended June 30,                  Ended June 30,
                                                   ----------------------------    ------------------------------

                                                        1998          1997              1998            1997
                                                        ----          ----              ----            ----

Revenues:
   Gain on sales of loans                          $     71,159    $     32,232     $   131,139        $   59,951
                                                   ------------    ------------      ----------        ----------

   Warehouse interest income                             38,985          32,309          80,220            53,018
   Warehouse interest expense                           (32,944)        (23,107)        (66,438)          (37,863)
                                                   ------------    ------------      ----------        ----------
     Net warehouse interest income                        6,041           9,202          13,782            15,155
                                                   ------------    ------------      ----------        ----------

   Servicing fees                                        10,666           3,808          19,677             6,849
   Other                                                  9,436           4,531          16,575             6,239
                                                   ------------    ------------      ----------        ----------
     Total servicing fees and other                      20,102           8,339          36,252            13,088
                                                   ------------    ------------      ----------        ----------

     Total revenues                                      97,302          49,773         181,173            88,194
                                                   ------------    ------------      ----------        ----------

Expenses:
   Compensation and benefits                             33,421          16,258          61,859            28,585
   Selling, general and administrative                   30,870          13,184          55,809            22,776
   Other interest expense                                 5,283           3,119          10,173             4,982
                                                   ------------    ------------      ----------        ----------
     Total expenses                                      69,574          32,561         127,841            56,343
                                                   ------------    ------------      ----------        ----------

   Income before provision for income taxes              27,728          17,212          53,332            31,851

   Provision for income taxes                            11,400           6,500          21,900            12,200
                                                   ------------    ------------      ----------        ----------

     Net income                                    $     16,328    $     10,712      $   31,432        $   19,651
                                                   ============    ============      ==========        ==========

Net income per common share:
     Basic                                         $       0.53    $       0.41      $     1.02        $     0.82
                                                   ============    ============      ==========        ==========
     Diluted                                       $       0.47    $       0.36      $     0.90        $     0.70
                                                   ============    ============      ==========        ==========

Weighted average number of shares outstanding:
     Basic                                           30,799,173      26,202,855      30,775,154        24,087,750
     Diluted                                         35,043,008      29,804,982      34,828,065        27,996,771



           See accompanying notes to Consolidated Financial Statements

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                                          For the Six Months
                                                                             Ended June 30,
                                                                         -----------------------
                                                                            1998          1997
                                                                          --------      --------
Cash flows from operating activities:
  Net income                                                             $  31,432      $  19,651
  Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation and amortization                                            11,344          2,909
   Deferred taxes                                                            8,267           (280)
   Capitalized mortgage servicing rights                                   (24,591)       (10,513)
   Net loss on joint venture                                                 1,512            667
   Net change in operating assets and liabilities, net of effects of acquisitions of businesses:
     Increase in mortgage loans held for sale                              (44,583)      (614,806)
     (Increase) descrease in securities purchased under agreement
        to resell and securities sold but not yet purchased                   (235)         1,243
     Decrease (increase) in accrued interest receivable                      5,591         (6,837)
     Decrease (increase) in warehousing financing due
      from correspondents                                                   10,034        (13,706)
     Increase in interest-only and residual certificates                  (222,271)      (120,325)
     Increase in other assets                                              (14,741)        (1,589)
     Increase in accounts receivable                                        (6,116)        (6,712)
     Increase in accrued interest payable                                    1,649          3,074
     Increase in accounts payable and accrued liabilities                      528          6,985
                                                                         ---------      ---------
       Net cash used in operating activities                              (242,180)      (740,239)
                                                                         ---------      ---------

Investing activities:
   Investment in joint venture                                              (2,280)          (565)
   Purchase of property, furniture, fixtures, and equipment                 (3,362)        (6,531)
   Acquisitions of businesses                                                  ---        (10,337)
   Other                                                                      (415)           ---
                                                                         ---------      ---------
       Net cash used in investing activities                                (6,057)       (17,433)
                                                                         ---------      ---------

Financing activities:
  Issuance of common stock                                                       6         58,709
  Warehouse finance facilities borrowings, net                              81,261        625,651
  Term debt and notes payable borrowings                                   306,016         99,651
  Term debt and notes payable repayments                                  (157,106)       (19,901)
                                                                         ---------      ---------
       Net cash provided by financing activities                           230,177        764,110
                                                                         ---------      ---------

Net (decrease) increase in cash and cash equivalents                       (18,060)         6,438
Cash and cash equivalents, beginning of period                              26,750         13,289
                                                                         ---------      ---------
Cash and cash equivalents, end of period                                 $   8,690      $  19,727
                                                                         =========      =========

Supplemental disclosure cash flow information:
       Cash paid during the period for interest                          $  74,961      $  41,028
                                                                         =========      =========
       Cash paid during the period for taxes                             $   3,210      $  14,625
                                                                         =========      =========

           See accompanying notes to Consolidated Financial Statements

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


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

 2.   RECENT ACCOUNTING PRONOUNCEMENTS:

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative was designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The ineffective portion of hedges will be recognized in current-period earnings.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

      SFAS 133 precludes designation of a nonderivative financial instrument as a hedge of an asset or liability. The Company currently hedges its interest rate risk on loan purchases by selling short United States Treasury securities which match the duration of the fixed rate mortgage loans held for sale and borrows the securities under agreements to resell. The unrealized gain or loss resulting from the change in fair value of these instruments is deferred and recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans. SFAS 133 requires the gain or loss on these nonderivative financial instruments to be recognized in earnings in the period of change in fair value without a corresponding adjustment of the carrying amount of mortgage loans held for sale. Management anticipates that it may change the financial instruments used to hedge the Company's interest rate risk on loan purchases to include derivative financial instruments which will qualify for hedge accounting under the provisions of SFAS 133 and thus more appropriately reflect the economics of its hedging and risk management activities in the financial statements of the Company.

      The actual effect implementation of SFAS 133 will have on the Company's financial condition and results of operations will depend on various factors determined at the period of adoption, including the type of financial instrument used to hedge the Company's interest rate risk on loan purchases, whether such instruments qualify for hedge accounting treatment, the effectiveness of the hedging instrument, the amount of mortgage loans held for sale which the Company intends to hedge, and the level of interest rates. Accordingly, the Company can not determine at the present time the impact adoption of SFAS 133 will have on its statement of operations or balance sheet.

3.    EARNINGS PER SHARE:

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share" ("SFAS 128"), which became effective for the Company for reporting periods ending after December 15, 1997. Under the provisions of SFAS 128, basic earnings per share is determined by dividing net income, adjusted for preferred stock dividends, by weighted average shares outstanding. Diluted earnings per share, as defined by SFAS No. 128, is computed assuming all dilutive potential common shares were issued. All prior period earnings per share data has been restated in accordance with the provisions of SFAS 128.

      Weighted average number of shares outstanding are as follows for the three and six months ended June 30, 1998 and 1997:

                    IMC MORTGAGE COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)




                                                                           For the Three Months              For the Six Months
                                                                              Ended June 30,                   Ended June 30,
                                                                       ---------------------------       -------------------------
                                                                          1998             1997             1998           1997
                                                                          ----             ----             ----           ----
       Weighted average common shares outstanding...........           30,799,173       26,202,855       30,775,154     24,087,750
       Adjustments for dilutive securities:
           Stock warrants...................................            2,160,000        2,296,484        2,160,000      2,497,127
           Stock options....................................            1,154,748        1,272,648        1,006,468      1,385,288
           Contingent shares................................              929,087           32,995          886,443         26,606
                                                                       ----------       ----------       ----------    -----------
       Diluted common shares................................           35,043,008       29,804,982       34,828,065     27,996,771
                                                                       ==========       ==========       ==========    ===========

4.     WAREHOUSE FINANCE FACILITIES, TERM DEBT AND NOTES PAYABLE:

       The Company has available numerous warehouse lines of credit at June
       30, 1998 totaling approximately $4.03 billion ($3.04 billion at December 31, 1997) of which at June 30, 1998 approximately $1.81 billion was outstanding ($1.73 billion at December 31, 1997). Outstanding borrowings under warehouse finance facilities are collateralized by mortgage loans held for sale, warehouse financing due from correspondents and servicing rights on approximately $250 million of mortgage loans. Upon the sale of these loans and repayment of warehouse financing due from correspondents, the borrowings under these lines will be repaid.

       The Company also has available term debt and notes payable at June
       30, 1998 totaling approximately $470.6 million ($315.7 million at December 31, 1997) of which at June 30, 1998 approximately $279.4 million was outstanding ($130.5 million at December 31, 1997).

5.     SUBSEQUENT EVENT:

       On July 14, 1998, Travelers Casualty and Surety Company and Greenwich Street Capital Partners II, L.P. (together, the "Purchasers") purchased $50 million of the Company's Series A convertible preferred stock. The Series A preferred stock is convertible to non-registered common stock at $10.44 per share. The Series A preferred stock bears no dividend and is redeemable by the Company over a three-year period commencing in ten years if not previously converted. As part of the preferred stock purchase agreement, the Company shall use its best efforts to cause two persons designated by the Purchasers to be elected to the Company's board of directors at each annual meeting of stockholders.

       The Purchasers were also granted an option to purchase, within the next three years, an additional $30 million of Series B preferred stock at par with a conversion price into common stock of $22.50.

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

In 1996, the Company acquired Mortgage Central Corp., a non-conforming lender which did business under the name "Equitystars". In 1997, the Company acquired eight non-conforming mortgage lenders: Mortgage America, Inc., Equity Mortgage Co., Inc., CoreWest Banc, American Mortgage Reduction, Inc., National Lending Center, Inc. ("National Lending Center"), Central Money Mortgage Co., Inc. ("Central Money Mortgage"), Residential Mortgage Corporation, and Alternative Capital Group, Inc. ("Alternative Capital Group"). These acquisitions were accounted for using the purchase method of accounting and the results of operations have been included with the Company's results of operations since the effective acquisition dates.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

Net income for the three months ended June 30, 1998 was $16.3 million representing an increase of $5.6 million or 52.4% over net income of $10.7 million for the three months ended June 30, 1997. The increase in net income resulted principally from an increase in gain on sale of loans of $38.9 million or 120.8% to $71.2 million for the three months ended June 30, 1998 from $32.2 million for the three months ended June 30, 1997. Offsetting the increase in net income was a $3.2 million or 34.4% decrease in net warehouse interest income to $6.0 million for the three months ended June 30, 1998 from $9.2 million for the three months ended June 30, 1997. Contributing to the increase in net income was a $6.9 million or 180.1% increase in servicing fees to $10.7 million for the three months ended June 30, 1998 from $3.8 million for the three months ended June 30, 1997, and a $4.9 million or 108.3% increase in other revenues to $9.4 million for the three months ended June 30, 1998 from $4.5 million for the three months ended June 30, 1997.

The increase in income was partially offset by a $17.2 million or 105.6% increase in compensation and benefits to $33.4 million for the three months ended June 30, 1998 from $16.3 million for the three months ended June 30, 1997, of which increase $6.7 million related to the compensation and benefits related to the acquisitions of National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group (which occurred during the six months ended December 31, 1997) and the remainder related primarily to the growth of the Company. The increase in income was also partially offset by a $17.7 million or 134.1% increase in selling, general and administrative expenses to $30.9 million for the three months ended June 30, 1998 from $13.2 million for the three months ended June 30, 1997, of which increase of $3.0 million related to the acquisitions of National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group, which occurred during the six months ended December 31, 1997 and the remainder related primarily to the growth of the Company. The increase in income was further offset by a $2.2 million or 69.4% increase in other interest expense to $5.3 million for the three months ended June 30, 1998, from $3.1 million for the three months ended June 30, 1997.

Income before taxes was reduced by a provision for income taxes of $11.4 million for the three months ended June 30, 1998 compared to a provision for income taxes of $6.5 million for the three months ended June 30, 1997, representing an effective tax rate of approximately 41%.

REVENUES

The following table sets forth information regarding components of the Company's revenues for the three months ended June 30, 1998 and 1997:


                                                                   For the Three Months
                                                                       Ended June 30,
                                                             -------------------------------
                                                                 1998  (in thousands) 1997
                                                                 ----                 ----
Gain on sales of loans                                       $   71,159           $   32,232
                                                             ----------           ----------
Warehouse interest income                                        38,985               32,309
Warehouse interest expense                                      (32,944)             (23,107)
                                                             ----------           ----------
       Net warehouse interest income                              6,041                9,202
                                                             ----------           ----------
 Servicing fees                                                  10,666                3,808
 Other                                                            9,436                4,531
                                                             ----------           ----------
        Total revenues                                       $   97,302           $   49,773
                                                             ==========           ==========


Gain on Sales of Loans. For the three months ended June 30, 1998, gain on sales of loans increased to $71.2 million from $32.2 million for the three months ended June 30, 1997, an increase of 120.8%, reflecting increased loan production and securitizations for the three months ended June 30, 1998. The total volume of loans produced increased to approximately $1.9 billion for the three months ended June 30, 1998 as compared with a total volume of approximately $1.4 billion for the three months ended June 30, 1997. Originations by the Company's correspondent network increased to approximately $1.3 billion for the three months ended June 30, 1998 from approximately $1.1 billion for the three months ended June 30, 1997, while production from the Company's broker network and direct lending operations increased to approximately $620 million for the three months ended June 30, 1998 from approximately $290 million for the three months ended June 30, 1997. Production volume increased during the 1998 period due to:
(i) the Company's expansion program; (ii) the increase of its securitization activity; (iii) the growth of its loan servicing capability; and (iv) the acquisitions of National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group during the last six months of 1997, which accounted for approximately $260 million in residential mortgage loans originated during the three months ended June 30, 1998. Mortgage loans sold and delivered to securitization trusts increased by $800.0 million, an increase of 100.0%, to $1.6 billion for the three months ended June 30, 1998 from $800.0 million for the three months ended June 30, 1997.

For securitizations of mortgage loans, the gain on the sale of loans represents the present value of the differential (spread) between (i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a normal servicing fee. The spread is adjusted for estimated prepayments. The Company utilizes assumed prepayment and loss curves which the Company believes will approximate the timing of prepayments and losses over the life of the securitized loans. During the three months ended June 30, 1998, prepayment assumptions used to calculate the gain on sales of securitized loans reflect the Company's expectation that prepayments on fixed rate loans will gradually increase from a constant prepayment rate ("CPR") of 4% to 28% in the first year of the loan and remain at 28% thereafter and expected prepayments on adjustable rate loans will gradually increase from a CPR of 4% to 35% in the first year of the loan and remain at 35% thereafter. During the three months ended June 30, 1997, the maximum CPR used to compute gain on sales of fixed and adjustable rate securitized loans was 27% and 30%, respectively. The CPR measures the annualized percentage of mortgage loans which prepay during a given period. The CPR represents the annual prepayment rate such that, in the absence of regular amortization, the total prepayment over the year would equal that percent of the original principal balance of the mortgage loan.

During the three months ended June 30, 1998, the loss assumption used to calculate the gain on sales of securitized loans reflects the Company's expectations that losses from defaults will gradually increase from zero in the first six months of securitization to 100 basis points after 36 months. During the three months ended June 30, 1997, the assumed loss rate used to calculate gain on sales of securitized loans was 50 basis points per year. The loss curve utilized by the Company during the three months ended June 30, 1998 approximates a loss rate of approximately 65 basis points per year at inception of the securitization.

The gain on sales of loans as a percentage of loans sold and securitized approximated 3.7% for the three months ended June 30, 1998 compared to 3.8% for the three months ended June 30, 1997. Upfront points and origination fees related to retail loan production recognized as gain on sale at the time the loan is sold approximated $2.2 million for the three months ended June 30, 1997 and $8.2 million for the three months ended June 30, 1998.

Net Warehouse Interest Income. Net warehouse interest income decreased to $6.0 million for the three months ended June 30, 1998 from $9.2 million for the three months ended June 30, 1997, a decrease of 34.4%. The decrease in the three month period ended June 30, 1998 reflected an increase in the securitization of adjustable rate mortgage loans and the subsequent delivery of mortgage loans into securitization trusts. In a fixed rate mortgage loan securitization transaction, the Company receives the pass-through rate of interest on the loans conveyed to the securitization trust for the period between the cut-off date (generally the first day of the month a securitization transaction occurs) and the closing date of the securitization transaction (typically during the third or fourth week of the month). The cut-off date represents the date when interest on the mortgage loans accrues to the securitization trust rather than the Company. The pass-through rate, which is less than the weighted average interest rate on the mortgage loans, represents the interest rate to be received by investors who purchase pass-through certificates in the securitization trust on the closing date. The Company continues to incur interest expense on its warehouse financings related to loans conveyed to the trust until the closing date, at which time the warehouse line is repaid. In an adjustable rate mortgage loan securitization, the Company receives no interest on mortgage loans conveyed to the securitization trust for the period between the cut-off date and the closing date of the securitization. For the three months ended June 30, 1998 and 1997, the Company incurred warehouse interest expense of approximately $2.4 million and $0, respectively, related to the period between the cut-off date and the closing date of adjustable rate mortgage rate mortgage loan securitizations for which no corresponding interest income was recognized.

The Company from time to time will elect not to deliver the entire amount of mortgage loans to a securitization trust at the closing date. The remaining mortgage loans (the "subsequent loans") are delivered at a later date, usually within 90 days of the closing date. The Company continues to incur interest on warehouse financings related to subsequent loans until the loans are delivered to the securitization trust. However, the Company receives no interest income from the subsequent loans generally from the first day of the month the subsequent loans are delivered until the date the subsequent loans are conveyed to the securitization trust. Subsequent loans delivered into securitization trusts approximated $270 million and $94 million for the three months ended June 30, 1998 and 1997. The Company incurred approximately $1.3 million and $195,000 of warehouse interest expense related to these loans for the three months ended June 30, 1998 and 1997.

The decrease in net warehouse interest income was partially offset by a decrease in the cost of funds and increased mortgage loan production.

Servicing Fees. Servicing fees increased to $10.7 million for the three months ended June 30, 1998 from $3.8 million for the three months ended June 30, 1997, an increase of 180.1%. Servicing fees for the three months ended June 30, 1998 were positively affected by an increase in mortgage loans serviced over the prior period. The Company increased its servicing portfolio by $5.4 billion or 132.7% to $9.4 billion as of June 30, 1998 from $4.0 billion as of June 30, 1997.

Other. Other revenues, consisting principally of the recognition of the increase or accretion of the discounted value of interest-only and residual certificates over time, increased to $9.4 million or 108.3% for the three months ended June 30, 1998 from $4.5 million in three months ended June 30, 1997 as a result of increased securitization volume and increased investment in interest-only and residual certificates.

EXPENSES

The following table sets forth information regarding components of the Company's expenses for the three months ended June 30, 1998 and 1997:


                                                       For the Three Months
                                                           Ended June 30,
                                                 -------------------------------
                                                     1998   (in thousands) 1997
                                                     ----                  ----
Compensation and benefits                        $    33,421        $     16,258
Selling, general and administrative                   30,870              13,184
Other interest expense                                 5,283               3,119
                                                 -----------        ------------
         Total expenses                          $    69,574        $     32,561
                                                 ===========        ============

Compensation and benefits increased by $17.2 million or 105.6% to $33.4 million for the three months ended June 30, 1998 from $16.3 million for the three months ended June 30, 1997, principally due to an increase in the number of employees related to the Company's increased mortgage loan production, including $6.7 million of compensation and benefits relating to the acquisitions of National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group (which occurred during the six months ended December 31, 1997), additions of personnel to service the Company's increased loan servicing portfolio and a $1.1 million increase in executive and management incentive compensation from $0.75 million for the three months ended June 30, 1997 to $1.8 million for the three months ended June 30, 1998. It is anticipated that the Company's compensation and benefits will increase as the Company expands; however, the amount of executive bonuses is directly related to increases in the Company's earnings per share.

Selling, general and administrative expenses increased by $17.7 million or 134.1% to $30.9 million for the three months ended June 30, 1998 from $13.2 million for the three months ended June 30, 1997 principally due to an increase in underwriting, originating and servicing costs as a result of an increase in the volume of mortgage loan production, including $3.0 million relating to the acquisitions of National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group (which occurred during the six months ended December 31, 1997), an increase in the provision for loan losses of $6.4 million and an increase in amortization expense related to capitalized mortgage servicing rights of $3.3 million.

Other interest expense increased by $2.2 million or 69.4% to $5.3 million for the three months ended June 30, 1998 from $3.1 million for the three months ended June 30, 1997 principally as a result of increased term debt and notes payable borrowings.

Income Taxes. The effective income tax rate for the three months ended June 30, 1998 was approximately 41%, which differed from the federal tax rate of 35% primarily due to state income taxes and the non-deductibility for tax purposes of amortization expense related to goodwill recognized for certain acquisitions. The increase in the provision for income taxes of $4.9 million or 75.4% to $11.4 million for the three months ended June 30, 1998 from the provision for income taxes of $6.5 million for the three months ended June 30, 1997 was proportionate to the increase in pre-tax income and amortization expense related to goodwill.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997.

Net income for the six months ended June 30, 1998 was $31.4 million representing an increase of $11.8 million or 60.0% over net income of $19.7 million for the six months ended June 30, 1997. The increase in net income resulted principally from an increase in gain on sale of loans of $71.2 million or 118.7% to $131.1 million for the six months ended June 30, 1998 from $60.0 million for the six months ended June 30, 1997. Offsetting the increase in net income was a $1.4 million or 9.1% decrease in net warehouse interest income to $13.8 million for the six months ended June 30, 1998 from $15.2 million for the six months ended June 30, 1997. Contributing to the increase in net income was a $12.8 million or 187.3% increase in servicing fees to $19.7 million for the six months ended June 30, 1998 from $6.8 million for the six months ended June 30, 1997, and a $10.3 million or 165.7% increase in other revenues to $16.6 million for the six months ended June 30, 1998 from $6.2 million for the six months ended June 30, 1997.

The increase in income was partially offset by a $33.3 million or 116.4% increase in compensation and benefits to $61.9 million for the six months ended June 30, 1998 from $28.6 million for the six months ended June 30, 1997, of which increase $12.5 million related to the compensation and benefits related to the acquisitions of National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group (which occurred during the six months ended December 31, 1997) and the remainder related primarily to the growth of the Company. The increase in income was also partially offset by a $33.0 million or 145.0% increase in selling, general and administrative expenses to $55.8 million for the six months ended June 30, 1998 from $22.8 million for the six months ended June 30, 1997, of which increase of $5.0 million related to the acquisitions of National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group, which occurred during the six months ended December 31, 1997 and the remainder related primarily to the growth of the Company. The increase in income was further offset by a $5.2 million or 104.2% increase in other interest expense to $10.2 million for the six months ended June 30, 1998, from $5.0 million for the six months ended June 30, 1997.

Income before taxes was reduced by a provision for income taxes of $21.9 million for the six months ended June 30, 1998 compared to a provision for income taxes of $12.2 million for the six months ended June 30, 1997, representing an effective tax rate of approximately 41%.

REVENUES

The following table sets forth information regarding components of the Company's revenues for the six months ended June 30, 1998 and 1997:



                                                    For the Six Months
                                                      Ended June 30,
                                              ------------------------------
                                                1998    (in thousands)  1997
                                                ----                    ----
Gain on sales of loans                        $  131,139           $   59,951
                                              ----------           ----------
Warehouse interest income                         80,220               53,018
Warehouse interest expense                       (66,438)             (37,863)
                                              ----------           ----------
       Net warehouse interest income              13,782               15,155
                                              ----------           ----------
 Servicing fees                                   19,677                6,849
 Other                                            16,575                6,239
                                              ----------           ----------
        Total revenues                        $  181,173           $   88,194
                                              ==========           ==========

Gain on Sales of Loans. For the six months ended June 30, 1998, gain on sales of loans increased to $131.1 million from $60.0 million for the six months ended June 30, 1997, an increase of 118.7%, reflecting increased loan production and securitizations for the six months ended June 30, 1998. The total volume of loans produced increased to approximately $3.6 billion for the six months ended June 30, 1998 as compared with a total volume of approximately $2.2 billion for the six months ended June 30, 1997. Originations by the Company's correspondent network increased to approximately $2.5 billion for the six months ended June 30, 1998 from approximately $1.7 billion for the six months ended June 30, 1997, while production from the Company's broker network and direct lending operations increased to approximately $1.2 billion for the six months ended June 30, 1998 from approximately $480 million for the six months ended June 30, 1997. Production volume increased during the 1998 period due to: (i) the Company's expansion program; (ii) the increase of its securitization activity; (iii) the growth of its loan servicing capability; and (iv) the acquisitions of National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group during the last six months of 1997, which accounted for approximately $475 million in residential mortgage loans originated during the six months ended June 30, 1998. Mortgage loans sold and delivered to securitization trusts increased to $3.1 billion for the six months ended June 30, 1998 from $1.53 billion for the six months ended June 30, 1997.

For securitizations of mortgage loans, the gain on the sale of loans represents the present value of the differential (spread) between (i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a normal servicing fee. The spread is adjusted for estimated prepayments. The Company utilizes assumed prepayment and loss curves which the Company believes will approximate the timing of prepayments and losses over the life of the securitized loans. During the six months ended June 30, 1998, prepayment assumptions used to calculate the gain on sales of securitized loans reflect the Company's expectation that prepayments on fixed rate loans will gradually increase from a constant prepayment rate ("CPR") of 4% to 28% in the first year of the loan and remain at 28% thereafter and expected prepayments on adjustable rate loans will gradually increase from a CPR of 4% to 35% in the first year of the loan and remain at 35% thereafter. During the six months ended June 30, 1997, the maximum CPR used to compute gain on sales of fixed and adjustable rate securitized loans was 27% and 30%, respectively. The CPR measures the annualized percentage of mortgage loans which prepay during a given period. The CPR represents the annual prepayment rate such that, in the absence of regular amortization, the total prepayment over the year would equal that percent of the original principal balance of the mortgage loan.

During the six months ended June 30, 1998, the loss assumption used to calculate the gain on sales of securitized loans reflects the Company's expectations that losses from defaults will gradually increase from zero in the first six months of securitization to 100 basis points after 36 months. During the six months ended June 30, 1997, the assumed loss rate used to calculate gain on sales of securitized loans was 50 basis points per year. The loss curve utilized by the Company during the six months ended June 30, 1998 approximates a loss rate of 65 basis points per year at inception of the securitization.

The gain on sales as a percentage of loans sold and securitized approximated 3.8% for the six months ended June 30, 1998 compared to 3.7% for the six months ended June 30, 1997. Upfront points and origination fees related to retail loan production recognized as gain on sale at the time the loan is sold approximated $3.2 million for the six months ended June 30, 1997 and $12.1 million for the six months ended June 30, 1998.

Net Warehouse Interest Income. Net warehouse interest income decreased to $13.8 million for the six months ended June 30, 1998 from $15.2 million for the six months ended June 30, 1997, a decrease of 9.1%. The decrease in the six month period ended June 30, 1998 reflected an increase in the securitization of adjustable rate mortgage loans and subsequent delivery of mortgage loans to securitization trusts. In a fixed rate mortgage loan securitization transaction, the Company receives the pass-through rate of interest on the loans conveyed to the securitization trust for the period between the cut-off date (generally the first day of the month a securitization transaction occurs) and the closing date of the securitization transaction (typically during the third or fourth week of the month). The cut-off date represents the date when interest on the mortgage loans accrues to the securitization trust rather than the Company. The pass-through rate, which is less than the weighted average interest rate on the mortgage loans, represents the interest rate to be received by investors who purchase pass-through certificates in the securitization trust on the closing date. The Company continues to incur interest expense on its warehouse financings related to loans conveyed to the trust until the closing date, at which time the warehouse line is repaid. In an adjustable rate mortgage loan securitization, the Company receives no interest on mortgage loans conveyed to the securitization trust for the period between the cut-off date and the closing date of the securitization. For the six months ended June 30, 1998 and 1997, the Company incurred warehouse interest expense of approximately $5.3 million and $550,000, respectively, related to the period between the cut-off date and the closing date of adjustable rate mortgage rate mortgage loan securitizations for which no corresponding interest income was recognized.

The Company from time to time will elect not to deliver the entire amount of mortgage loans to a securitization trust at the closing date. The remaining mortgage loans (the "subsequent loans") are delivered at a later date, usually within 60 days of the closing date. The Company continues to incur interest on warehouse financings related to subsequent loans until the loans are delivered to the securitization trust. However, the Company receives no interest income from the subsequent loans generally from the first day of the month the subsequent loans are delivered until the date the subsequent loans are conveyed to the securitization trust. Subsequent loans delivered into securitization trusts approximated $270 million and $94 million for the six months ended June 30, 1998 and 1997. The Company incurred approximately $1.3 million and $195,000 of warehouse interest expense related to these loans for the six months ended June 30, 1998 and 1997.

The decrease in net warehouse interest income was partially offset by a decrease in the cost of funds and increased mortgage loan production.

Servicing Fees. Servicing fees increased to $19.7 million for the six months ended June 30, 1998 from $6.8 million for the six months ended June 30, 1997, an increase of 187.3%. Servicing fees for the six months ended June 30, 1998 were positively affected by an increase in mortgage loans serviced over the prior period. The Company increased its servicing portfolio by $5.4 billion or 135.0% to $9.4 billion as of June 30, 1998 from $4.0 billion as of June 30, 1997.

Other. Other revenues, consisting principally of the recognition of the increase or accretion of the discounted value of interest-only and residual certificates over time, increased to $16.6 million or 165.7% for the six months ended June 30, 1998 from $6.2 million in six months ended June 30, 1997 as a result of increased securitization volume and increased investment in interest-only and residual certificates.

EXPENSES

The following table sets forth information regarding components of the Company's expenses for the six months ended June 30, 1998 and 1997:

                                                      For the Six Months
                                                         Ended June 30,
                                              -------------------------------
                                                  1998   (in thousands) 1997
                                                  ----                  ----
Compensation and benefits                     $    61,859        $     28,585
Selling, general and administrative                55,809              22,776
Other interest expense                             10,173               4,982
                                              -----------        ------------
         Total expenses                       $   127,841        $     56,343
                                              ===========        ============

Compensation and benefits increased by $33.3 million or 116.4% to $61.9 million for the six months ended June 30, 1998 from $28.6 million for the six months ended June 30, 1997, principally due to an increase in the number of employees related to the Company's increased mortgage loan production, including $12.5 million of compensation and benefits relating to the acquisitions of National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group (which occurred during the six months ended December 31, 1997), additions of personnel to service the Company's increased loan servicing portfolio and a $1.2 million increase in executive and management incentive compensation from $2.0 million for the six months ended June 30, 1997 to $3.2 million for the six months ended June 30, 1998. It is anticipated that the Company's compensation and benefits will increase as the Company expands; however, the amount of executive bonuses is directly related to increases in the Company's earnings per share.

Selling, general and administrative expenses increased by $33.0 million or 145.0% to $55.8 million for the six months ended June 30, 1998 from $22.8 million for the six months ended June 30, 1997 principally due to an increase in underwriting, originating and servicing costs as a result of an increase in the volume of mortgage loan production, including $5.0 million relating to the acquisitions of National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group (which occurred during the six months ended December 31, 1997), an increase in the provision for loan losses of $15.8 million and an increase in amortization expense related to capitalized mortgage servicing rights of $4.8 million.

Other interest expense increased by $5.2 million or 104.2% to $10.2 million for the six months ended June 30, 1998 from $5.0 million for the six months ended June 30, 1997 principally as a result of increased term debt and notes payable borrowings.

Income Taxes. The effective income tax rate for the six months ended June 30, 1998 was approximately 41%, which differed from the federal tax rate of 35% primarily due to state income taxes and the non-deductibility for tax purposes of amortization expense related to goodwill recognized for certain acquisitions. The increase in the provision for income taxes of $9.7 million or 79.5% to $21.9 million for the six months ended June 30, 1998 from the provision for income taxes of $12.2 million for the six months ended June 30, 1997 was proportionate to the increase in pre-tax income and amortization expense related to goodwill.

FINANCIAL CONDITION

June 30, 1998 Compared to December 31, 1997

The Company hedges, in part, its interest rate exposure on fixed-rate mortgage loans held for sale through the use of securities sold but not yet purchased and securities purchased under agreements to resell. Securities purchased under agreements to resell increased $222.9 million or 28.9% from $772.6 million at December 31, 1997 to $995.5 million at June 30, 1998 and securities sold but not yet purchased increased $222.7 million or 28.7% from $775.3 million at December 31, 1997 to $998.0 million at June 30, 1998 due primarily to an increase in fixed-rate mortgage loans held for sale at June 30, 1998 as compared to December 31, 1997.

Mortgage loans held for sale at June 30, 1998 were $1.72 billion, representing an increase of $44.6 million or 2.7% over mortgage loans held for sale of $1.67 billion at December 31, 1997. This increase was a result of the Company's strategy to increase its financial flexibility by maintaining a sufficient balance of mortgage loans held for sale. Included in mortgages held for sale at June 30, 1998 and December 31, 1997 were $81.3 million and $53.9 million, respectively, of mortgage loans which were not eligible for securitization due to delinquency and other factors (loans under review). The amount by which cost exceeds market value on loans under review is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income in the period of change. The valuation allowance at June 30, 1998 and December 31, 1997 was $17.9 million and $11.5 million, respectively.

Interest-only and residual certificates at June 30, 1998 were $445.6 million, representing an increase of $222.3 million or 99.5% over interest-only and residual certificates of $223.3 million at December 31, 1997 and capitalized mortgage servicing rights increased $16.9 million or 48.4% from $35.0 million at December 31, 1997 to $51.9 million at June 30, 1998. The increases in interest-only and residual certificates and capitalized mortgage servicing rights resulted primarily from the delivery of $3.1 billion in mortgage loans into four securitizations totaling $3.3 billion during the six months ended June 30, 1998.

Borrowings under warehouse financing facilities at June 30, 1998 were $1.8 billion, representing an increase of $81.3 million or 4.7% over warehouse financing facilities of $1.7 billion at December 31, 1997. This increase was a result of increased mortgage loans held for sale.

Term debt and notes payable at June 30, 1998 was $279.4 million, representing an increase of $148.9 million or 114.1% over term debt and notes payable of $130.5 million at December 31, 1997. This increase was primarily a result of financing the increase in interest-only and residual certificates and an increase of $19.0 million in outstanding borrowings under the Company's working capital line of credit. At June 30, 1998, the Company's working capital line of credit had an outstanding balance of $19.0 million.

Stockholders' equity as of June 30, 1998 was $286.4 million, representing an increase of $32.3 million over stockholders' equity of $254.1 million at December 31, 1997. This increase was a result of net income for the six months ended June 30, 1998.

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

The Company has an ongoing need for substantial amounts of capital. Adequate credit facilities and other sources of funding are essential to the continuation of the Company's ability to purchase and originate loans. As a result of increased loan purchases and originations and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the six months ended June 30, 1998, the Company used cash flows in operating activities of $242.2 million, a decrease of $498.0 million, or 67.3%, over cash flows used in operating activities of $740.2 million during the six months ended June 30, 1997. During the six months ended June 30, 1998, the Company received cash flows from financing activities of $230.2 million, a decrease of $533.9 million or 69.9% over cash flows received from financing activities of $764.1 million during the six months ended June 30, 1997. The cash flows used in operating activities related primarily to securitization activities and the funding of mortgage loan purchases or originations and cash flows received from financing activities related primarily to the funding of the mortgage loan purchases or originations.

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

At June 30, 1998, the Company had a $1.25 billion uncommitted warehouse and residual financing facility with Paine Webber Real Estate Securities, Inc. This warehouse facility bears interest at rates ranging from LIBOR plus 0.65% to LIBOR plus .90%. Approximately $871.4 million was outstanding under this warehouse facility as of June 30, 1998.

At June 30, 1998, the Company also had a $1.0 billion uncommitted warehouse facility with Bear Stearns Home Equity Trust 1996-1. This facility bears interest at LIBOR plus 0.75%. Approximately $516.2 million was outstanding under this facility at June 30, 1998.

In March 1998, the Company entered into a $1.0 billion committed warehouse and residual financing facility with German American Capital Corporation, a subsidiary of Deutsche Bank North American Holding Corp. The facility provides for $1.0 billion in committed warehousing for mortgage loans held for sale including a $100.0 million credit facility to be collateralized by interest-only and residual certificates. Approximately $199.7 million was outstanding under this warehouse and residual financing facility at June 30, 1998.

Additionally, at June 30, 1998, the Company had approximately $910 million available under numerous other warehouse lines of credit. As of June 30, 1998, approximately $226.5 million was outstanding under these lines of credit. Interest rates ranged from LIBOR plus 0.65% to LIBOR plus 1.50% as of June 30, 1998, and all borrowings mature within one year.

Outstanding borrowings on the Company's warehouse financing facilities are collateralized by mortgage loans held for sale, warehouse financing due from correspondents and servicing rights on approximately $250 million of mortgage loans. Upon the sale of these loans and the repayment of warehouse financing due from correspondents, the borrowings under these lines will be repaid.

At June 30, 1998, the Company had borrowed $125.2 million under its residual financing credit facility with Paine Webber Real Estate Securities, Inc. Outstanding borrowings bear interest at LIBOR plus 2.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

Bear, Stearns & Co. Inc. and its affiliates, Bear, Stearns Mortgage Capital Corporation and Bear, Stearns International Limited, provide the Company with a residual financing credit facility which is collateralized by certain interest-only and residual certificates owned by the Company. At June 30, 1998, $107.1 million was outstanding under this credit facility, which bears interest at 1.75% per annum in excess of LIBOR.

At June 30, 1998, the Company had borrowed $3.6 million under an agreement which matures August 1998, bears interest at 2.0% per annum in excess of LIBOR and is collateralized by certain interest-only and residual certificates.

The Company also has available a $7 million credit facility which matures July 31, 1999 and bears interest at 10% per annum from an affiliate of a stockholder. At June 30, 1998, $6.8 million was outstanding under this credit facility.

The Bank of Boston provides the Company a revolving credit facility which provides for borrowings up to $50 million subject to the following terms: (i) to finance interest-only and residual certificates, to be repaid according to a repayment schedule calculated by Bank of Boston with a maximum amortization period after October 1998 of three years; or (ii) for acquisitions or bridge financing. The Bank of Boston, with participation from another financial institution, also provides the company with a $45 million working capital facility. At June 30, 1998, $19.0 million was outstanding under this credit facility. The Company's $50 million revolving credit facility and $45 million working capital facility bear interest at (i) the Bank of Boston "base rate",
(ii) LIBOR plus 2.50%, or (iii) the Federal Funds rate plus 2.50% and mature in October 1998. The Company has commenced discussions with the Bank of Boston to extend the maturity date and increase the total facility capacity to $100 million. There can be no assurance that the existing facilities will be extended or increased or that the Company will be able to arrange or replace these facilities on similar terms and conditions, if at all. To the extent that the Company is not successful in extending, increasing or replacing these facilities, the Company would have to curtail operations or attempt to increase the volume of whole loan sales to sustain operations. There can be no assurance the Company would be successful in increasing whole loan sales to the level required to sustain operations.

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

On July 14, 1998, Travelers Casualty and Surety Company and Greenwich Street Capital Partners II, L.P. (together, the "Purchasers") purchased $50 million of the Company's Series A convertible preferred stock. The Series A preferred stock is convertible to non-registered common stock at $10.44 per share. The Series A preferred stock bears no dividend and is redeemable by the Company over a three-year period commencing in ten years if not previously converted. As part of the preferred stock purchase agreement, the Company shall use its best efforts to cause two persons designated by the Purchasers to be elected to the Company's board of directors. The Purchasers were also granted an option to purchase, within the next three years, an additional $30 million of Series B preferred stock at par with a conversion price into common stock of $22.50.

The Company's business requires continual access to short- and long-term sources of capital. The Company believes that its current warehouse and other facilities and internally generated funds will be sufficient (assuming renewal or replacement of existing warehouse and term debt facilities as they mature, some of which mature in August 1998 and October 1998, as described above) to fund its liquidity requirements, including the implementation of its business strategy through the second quarter of 1999. However, the Company has substantial capital requirements and it anticipates that it may need to arrange for additional external cash resources through the sale or securitization of interest-only and residual certificates, increased credit facilities and the sale or placement of debt, preferred stock or equity securities. There can be no assurance that existing credit facilities can be increased, extended or refinanced, that the Company will be able to arrange for the sale or securitization of interest-only and residual certificates in the future on terms the Company would consider favorable, that debt, preferred stock or equity sources will be available to the Company at any given time or on terms the Company would consider favorable or that funds generated from operations will be sufficient to repay its existing debt obligations or meet its operating and capital requirements. To the extent that the Company is not successful in increasing, maintaining or replacing existing credit facilities, in selling or securitizing interest-only and residual certificates or in the placement of debt, preferred stock or equity securities, the Company would not be able to hold a large volume of loans pending securitization and therefore would have to curtail its loan production activities or attempt to increase the volume of whole loan sales to sustain operations. There can be no assurance the Company would be successful in increasing whole loans sales to the level required to sustain operations.

CERTAIN ACCOUNTING CONSIDERATIONS

The Company sells loans through securitizations and retains a residual interest in the loans and, on occasion, also retains an interest-only certificate. The interest-only and residual certificates are recorded at fair value and changes in fair value are recorded in the results of operations in the period of the change in value. The Company determines fair value based on a discounted cash flow analysis. The cash flows are estimated as the excess of the weighted average coupon on each pool of mortgage loans sold over the sum of the pass-through interest rate plus a normal servicing fee, a trustee fee, and insurance fee when applicable and an estimate of annual future credit losses related to the mortgage loans securitized over the life of the mortgage loans.

These cash flows are projected over the life of the mortgage loans using prepayment, default, and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk. In projecting cash flows, the Company uses available information such as externally prepared reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review.

If actual prepayment speed or credit losses of a loan portfolio materially and adversely vary from the Company's original assumptions over time, the Company would be required to adjust the value of the interest-only and residual certificates, and such adjustment could have a material adverse effect on the Company's financial condition and results of operations. Higher than assumed rates of loan prepayments or credit losses over a period of time would require the Company to write down the value of the interest-only and residual certificates, adversely affecting earnings. There can be no assurance that the Company's assumptions as to prepayment speeds and credit losses will prove to be accurate. To the Company's knowledge, there is a limited market for the sale of interest-only and residual classes of certificates and there can be no assurance that these assets can be sold for the value reflected on the balance sheet.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative was designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The ineffective portion of hedges will be recognized in current-period earnings.

SFAS 133 precludes designation of a nonderivative financial instrument as a hedge of an asset or liability. The Company currently hedges its interest rate risk on loan purchases by selling short United States Treasury securities which match the duration of the fixed rate mortgage loans held for sale and borrows the securities under agreements to resell. The unrealized gain or loss resulting from the change in fair value of these instruments is deferred and recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans. SFAS 133 requires the gain or loss on these nonderivative financial instruments to be recognized in earnings in the period of change in fair value without a corresponding adjustment of the carrying amount of mortgage loans held for sale. Management anticipates that it may change the financial instruments used to hedge the Company's interest rate risk on loan purchases to include derivative financial instruments which will qualify for hedge accounting under the provisions of SFAS 133 and thus more appropriately reflect the economics of its hedging and risk management activities in the financial statements of the Company.

The actual effect implementation of SFAS 133 will have on the Company's financial condition and results of operations will depend on various factors determined at the period of adoption, including the type of financial instrument used to hedge the Company's interest rate risk on loan purchases, whether such instruments qualify for hedge accounting treatment, the effectiveness of the hedging instrument, the amount of mortgage loans held for sale which the Company intends to hedge, and the level of interest rates. Accordingly, the Company can not determine at the present time the impact adoption of SFAS 133 will have on its statement of operation or balance sheet.

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

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders was held on June 5, 1998.

                  Election of Directors - Joseph P. Goryeb was reelected to the Board for a term of three years. There were 21,896,605 votes cast in favor of the resolution and 551,607 votes cast against the resolution. Mr. Mark W. Lorimer was elected to the Board for a term of three years. There were 21,896,605 votes cast in favor of the resolution and 551,607 votes cast against the resolution.

                  Approval of a Resolution to Adopt the IMC Mortgage Company Employee Stock Purchase Plan - The IMC Mortgage Company Employee Stock Purchase Plan was approved. There were 22,116,407 votes cast in favor of the resolution to approve the adoption of the plan, 321,872 votes cast against the resolution and 9,933 votes abstained.

                  Ratification of the Appointment of Coopers & Lybrand L.L.P. as Independent Accountants for the Company for the fiscal year ending December 31, 1998 - The appointment of Coopers & Lybrand L.L.P. as independent accountants for the Company for the fiscal year ending December 31, 1998 was ratified. There were 22,431,537 votes cast in favor of the ratification, 11,850 votes cast against the ratification and 4,825 votes abstained.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

           A.   Exhibits

                  3.1 Articles of Incorporation of the Registrant, as amended

                  10.53 First Amendment and Restatement of Contingency Fee Compensation Arrangement between the Registrant and Mitchell W. Legler

                  10.54 Second Amendment to Employment Agreement dated August 1, 1996 between the Registrant and Stuart D. Marvin

                  10.55    Preferred Stock Purchase and Option Agreement

                  27       Financial Data Schedule (for SEC use only)

           B.   Reports on Form 8-K
                None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    August 13, 1998   IMC MORTGAGE COMPANY



         By: /s/ Thomas G. Middleton


         Thomas G. Middleton, President, Chief Operating Officer, Assistant Secretary and Director











         By: /s/ Stuart D. Marvin


         Stuart D. Marvin, Chief Financial Officer