Form 10-Q/A
period 1998-09-30
IMC MORTGAGE CO
filed 1998-11-17
CIK 1012623

This Form 10-Q/A is filed to incorporate the cover page inadvertently omitted by the third party engaged by IMC Mortgage Company to transmit the Report on Form 10-Q.


                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A



  X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act
-----    of 1934 for the quarterly period ended September 30, 1998.

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934.


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of each Class:                            Outstanding at November  9, 1998
Common Stock, par value $.01 per share          33,907,948

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    November 17, 1998        IMC MORTGAGE COMPANY




         By:  /s/ Thomas G. Middleton


         Thomas G. Middleton, President, Chief Operating Officer, Assistant Secretary and Director









         By:  /s/ Stuart D. Marvin


         Stuart D. Marvin, Chief Financial Officer