Form 10-Q
period 1998-10-30
IMC MORTGAGE CO
filed 1998-11-17
CIK 1012623

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
            September 30, 1998 and December 31, 1997                          1

         Condensed Consolidated Statements of Operations
            for the three months and the nine months
            ended  September 30, 1998 and September 30, 1997                  2

         Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1998
            and September 30, 1997                                            3

         Notes to Condensed Consolidated Financial Statements                 4

 Item 2. Management's Discussion and Analysis of
            Results of Operations and Financial Condition                    13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   36

Item 2.  Changes in Securities                                               36

Item 3.  Defaults Upon Senior Securities                                     36

Item 4.  Submission of Matters to a Vote of Security Holders                 36

Item 5.  Other Information                                                   36

Item 6.  Exhibits and Reports on Form 8-K                                    37

                          PART I. FINANCIAL INFORMATION

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      September 30,     December 31,
                      ASSETS                                              1998             1997
                                                                       ----------       ----------
                                                                       (Unaudited)

Cash and cash equivalents                                              $   13,368       $   26,750
Securities purchased under agreements to resell                           634,888          772,586
Accrued interest receivable                                                22,284           29,272
Accounts receivable                                                        34,424           21,349
Mortgage loans held for sale, net                                       1,599,450        1,673,144
Interest-only and residual certificates                                   528,464          223,306
Warehouse financing due from correspondents                                 9,067           25,913
Property, furniture, fixtures and equipment, net                           17,510           14,884
Capitalized mortgage servicing rights                                      58,746           34,954
Goodwill                                                                   90,414           91,963
Other assets                                                               35,311           31,811
                                                                       ----------       ----------
        Total assets                                                   $3,043,926       $2,945,932
                                                                       ==========       ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Warehouse finance facilities                                        $1,603,429       $1,732,609
   Term debt                                                              392,843          130,480
   Accrued and other liabilities                                           28,428           31,665
   Accrued interest payable                                                14,173           10,857
   Securities sold but not yet purchased                                  634,888          775,324
   Deferred tax liability                                                  31,600           10,933
                                                                       ----------       ----------
        Total liabilities                                               2,705,361        2,691,868
                                                                       ----------       ----------

Commitments and contingencies
Redeemable preferred stock, Series A, par value $.01 per share;
   liquidation value $100 per share; 500,000 shares authorized;
   500,000 and 0 shares issued and outstanding                             50,000                0
Redeemable preferred stock, Series B, par value $.01 per share;
   liquidation value $100 per share; 300,000 shares authorized;
   no shares issued and outstanding                                             0                0
                                                                       ----------       ----------
        Total redeemable preferred stock                                   50,000                0
                                                                       ----------       ----------


Stockholders' equity:
   Common stock, par value $.01 per share; 50,000,000
       authorized; 33,004,458 and 30,710,790 shares
       issued and outstanding                                                 330              307
   Additional paid-in capital                                             194,041          193,178
   Retained earnings                                                       94,194           60,579
                                                                       ----------       ----------
        Total stockholders' equity                                        288,565          254,064
                                                                       ----------       ----------

        Total liabilities and stockholders' equity                     $3,043,926       $2,945,932
                                                                       ==========       ==========


     See accompanying notes to Condensed Consolidated Financial Statements

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                         For the Three Months                    For the Nine Months
                                                          Ended September 30,                    Ended September 30,
                                                  --------------------------------        --------------------------------

                                                       1998                1997                1998                1997
                                                       ----                ----                ----                ----
Revenues:
   Gain on sales of loans                         $     53,604        $     59,096        $    184,743        $    119,048
                                                  ------------        ------------        ------------        ------------

   Warehouse interest income                            47,005              38,437             127,225              91,454
   Warehouse interest expense                          (34,584)            (32,080)           (101,021)            (69,942)
                                                  ------------        ------------        ------------        ------------
       Net warehouse interest income                    12,421               6,357              26,204              21,512
                                                  ------------        ------------        ------------        ------------

   Servicing fees                                       13,916               5,375              33,593              12,224
   Other                                                 3,892               2,900              20,467               9,139
                                                  ------------        ------------        ------------        ------------
      Total servicing fees and other                    17,808               8,275              54,060              21,363
                                                  ------------        ------------        ------------        ------------

     Total revenues                                     83,833              73,728             265,007             161,923
                                                  ------------        ------------        ------------        ------------

Expenses:
   Compensation and benefits                            29,677              26,373              91,537              54,959
   Selling, general and administrative                  28,384              20,548              84,193              43,324
   Other interest expense                                7,137               4,539              17,309               9,521
   Hedge loss                                           14,953                   0              14,953                   0
                                                  ------------        ------------        ------------        ------------
     Total expenses                                     80,151              51,460             207,992             107,804
                                                  ------------        ------------        ------------        ------------

   Income before provision for income taxes              3,682              22,268              57,015              54,119

   Provision for income taxes                            1,500               8,800              23,400              21,000
                                                  ------------        ------------        ------------        ------------

     Net income                                   $      2,182        $     13,468        $     33,615        $     33,119
                                                  ============        ============        ============        ============

Net income per common share:
     Basic                                        $       0.07        $       0.45        $       1.09        $       1.27
                                                  ============        ============        ============        ============
     Diluted                                      $       0.06        $       0.40        $       0.93        $       1.11
                                                  ============        ============        ============        ============

Weighted average number of shares
  outstanding:
     Basic                                          31,518,348          30,216,518          30,792,266          26,153,123
     Diluted                                        39,076,250          33,660,122          36,057,131          29,908,519


     See accompanying notes to Condensed Consolidated Financial Statements

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                        ----------------------------
                                                                           1998               1997
                                                                        ---------        -----------
Cash flows from operating activities:
  Net income                                                            $  33,615        $    33,119
  Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation and amortization                                           18,386              6,058
   Deferred taxes                                                          20,667             (1,479)
   Capitalized mortgage servicing rights                                  (36,561)           (21,282)
   Net loss on joint venture                                                1,971              1,201
   Net change in operating assets and liabilities, net of effects of acquisitions of businesses:
     Decrease (increase) in mortgages loans held for sale                  73,694           (848,341)
     (Increase) decrease in securities purchased under agreement
        to resell and securities sold but not yet purchased                (2,738)               655
     Decrease (increase) in accrued interest receivable                     6,988            (18,388)
     Decrease (increase) in warehousing financing due
      from correspondents                                                  16,846            (21,467)
     Increase in interest-only and residual certificates                 (305,158)          (231,835)
     Increase in other assets                                              (1,538)            (8,248)
     Increase in accounts receivable                                      (13,075)            (8,375)
     Increase in accrued interest payable                                   3,316              9,769
     Decrease in accrued and other liabilities                             (3,145)            (1,192)
                                                                        ---------        -----------
         Net cash used in operating activities                           (186,732)        (1,109,805)
                                                                        ---------        -----------

Investing activities:
   Investment in joint venture                                             (3,016)            (1,175)
   Purchase of property, furniture, fixtures, and equipment                (5,228)           (10,404)
   Acquisitions of businesses, net of cash acquires and including
     other cash payments associated with the acquisitions                    --              (11,868)
   Other                                                                     (683)              --
                                                                        ---------        -----------
       Net cash used in investing activities                               (8,927)           (23,447)
                                                                        ---------        -----------

Financing activities:
  Issuance of common stock                                                     12             59,672
  Issuance of preferred stock                                              49,082               --
  Warehouse finance facilities borrowings, net                           (129,180)           877,878
  Term debt and notes payable borrowings                                  375,312            257,066
  Term debt and notes payable repayments                                 (112,949)           (63,549)
                                                                        ---------        -----------
       Net cash provided by financing activities                          182,277          1,131,067
                                                                        ---------        -----------

Net decrease in cash and cash equivalents                                 (13,382)            (2,185)
Cash and cash equivalents, beginning of period                             26,750             13,289
                                                                        ---------        -----------
Cash and cash equivalents, end of period                                $  13,368        $    11,104
                                                                        =========        ===========

Supplemental disclosure cash flow information:
       Cash paid during the period for interest                         $ 115,015        $    69,694
                                                                        =========        ===========
       Cash paid during the period for taxes                            $     293        $    23,380
                                                                        =========        ===========


     See accompanying notes to Condensed Consolidated Financial Statements

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



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

       The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in the accompanying consolidated financial statements.

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and Report on Form 8-K filed on October 21, 1998. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

       Certain reclassifications have been made to the presentations to conform to current period presentations.

2.     RECENT ACCOUNTING PRONOUNCEMENTS:

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative was designated as part of a hedge transaction and,

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



2.     RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

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

       SFAS 133 precludes designation of a nonderivative financial instrument as a hedge of an asset or liability. The Company has historically hedged its interest rate risk on loan purchases by selling short United States Treasury securities which match the duration of the fixed rate mortgage loans held for sale and borrowing the securities under agreements to resell. Prior to September 30, 1998 the unrealized gain or loss resulting from the change in fair value of these instruments has been deferred and recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans. SFAS 133 requires the gain or loss on these nonderivative financial instruments to be recognized in earnings in the period of change in fair value without a corresponding adjustment of the carrying amount of mortgage loans held for sale. Management anticipates that it may change the financial instruments it has historically used to hedge the Company's interest rate risk on loan purchases to include derivative financial instruments which will qualify for hedge accounting under the provisions of SFAS 133 and thus more appropriately reflect the economics of its hedging and risk management activities in the financial statements of the Company.

       The actual effect implementation of SFAS 133 will have on the Company's financial condition and results of operations will depend on various factors determined at the period of adoption, including whether the Company is hedging its interest rate risk on loan purchases, the type of financial instrument used to hedge the Company's interest rate risk on loan purchases, whether such instruments qualify for hedge accounting treatment, the effectiveness of the hedging instrument, the amount of mortgage loans held for sale which the Company intends to hedge, and the level of interest rates. Accordingly, the Company can not determine at the present time the impact adoption of SFAS 133 will have on its statement of operations or balance sheet.

       In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"). SFAS 134 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Backed Securities" ("SFAS 65"), to require that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


2.     RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

       securitization process. Previously, SFAS 65 required that after an entity that is engaged in mortgage banking activities has securitized a mortgage loan that is held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests as trading, regardless of the entity's intent to sell or hold the securities or retained interest. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. On the date SFAS 134 is initially applied, an enterprise may reclassify from "trading" those mortgage-backed securities and other beneficial interests that were retained after the mortgage loans were securitized.

       The actual effect the adoption of SFAS 134 will have on the Company's financial condition and results of operations will depend on various factors, including the amount of interest-only and residual certificates and the Company's ability and intent to sell or hold those investments. Accordingly, the Company can not determine at the present time the impact of the application of the provisions of SFAS 134 will have on its statement of operations or balance sheet.

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

       Weighted average number of shares outstanding are as follows for the three and nine months ended September 30, 1998 and 1997:

                                                           For the Three Months               For the Nine Months
                                                            Ended September 30,               Ended September 30,
                                                        ---------------------------       ---------------------------
                                                           1998             1997             1998             1997
                                                           ----             ----             ----             ----

       Weighted average common shares outstanding       31,518,348       30,216,518       30,792,266       26,153,123
       Adjustments for dilutive securities:
           Stock warrants .......................        1,479,130        2,160,000        1,930,547        2,383,516
           Stock options ........................        1,114,813        1,234,584        1,073,830        1,337,803
           Redeemable preferred stock ...........        4,060,470                0        1,368,363                0
           Contingent shares ....................          903,489           49,020          892,125           34,077
                                                        ----------       ----------       ----------       ----------
       Diluted common shares ....................       39,076,250       33,660,122       36,057,131       29,908,519
                                                        ==========       ==========       ==========       ==========

       (See Note 5 "Redeemable Preferred Stock").

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


4.     WAREHOUSE FINANCE FACILITIES, TERM DEBT AND NOTES PAYABLE:

       The Company has available three significant warehouse lines of credit at September 30, 1998 totaling $3.25 billion and one warehouse line totaling $125.0 million for an aggregate total of approximately $3.4 billion ($3.0 billion at December 31, 1997) of which at September 30, 1998 approximately $1.6 billion was outstanding ($1.7 billion at December 31, 1997). Of the $3.4 billion available warehouse lines at September 30, 1998, $2.25 billion was uncommitted and $1.125 billion was committed. Outstanding borrowings under warehouse finance facilities are collateralized by mortgage loans held for sale, warehouse financing due from correspondents and servicing rights on approximately $150 million of mortgage loans. Upon the sale of these loans and repayment of warehouse financing due from correspondents, the borrowings under these lines are repaid.

       The Company, based on current volatility in equity, debt and asset-backed markets, among other things, has entered in October 1998 into intercreditor arrangements with its three largest warehouse lenders which comprised $3.25 billion of available warehouse lines at September 30, 1998. The intercreditor arrangements provide for the warehouse lenders to "standstill" and keep outstanding balances under their facilities in place, subject to certain conditions, for up to 90 days (which expires mid-January 1999) in order for the Company to explore its financial alternatives. The intercreditor agreements also provide, subject to certain conditions, the lenders will not issue any margin calls requesting additional collateral be delivered to the lenders. The agreements provide that the lenders will take no actions, as described above, for 45 days or until the end of November 1998, extending for an additional 45 days (for a total of 90 days or until mid-January 1999) if a letter of intent to effectuate a change of control has been entered into by the Company during the initial 45 day period. (See Note 7 "Other Events Subsequent to September 30, 1998".)

       To induce one of the three significant lenders, which comprised $1.0 billion of the $1.125 billion in committed warehouse lines and $100 million in committed interest-only and residual financing (of which approximately $44 million of interest-only and residual financing was drawn) at September 30, 1998, to enter into an intercreditor agreement, the Company agreed to allow that lender's committed warehouse and interest-only and residual financing facilities to become uncommitted. Accordingly, subsequent to September 30, 1998, of the $3.4 billion of available warehouse facilities, $3.25 billion is on an uncommitted basis and $125 million is on a committed basis and $56 million of remaining committed available interest-only and residual financing became uncommitted.

       All three significant warehouse lenders have not formally reduced the amount available under the facilities and have informally indicated that they will continue to fund the Company under their uncommitted facilities and have funded the Company under their uncommitted facilities, but each of the three warehouse lenders has indicated their desire that the Company reduce the average amount outstanding on their warehouse facilities in the future. However, there can be no assurance that they will continue to fund the Company under their uncommitted facilities in the future. (See Note 7 "Other Events Subsequent to September 30, 1998".)

       The Company also has available term debt and notes payable at September 30, 1998 totaling

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


4.     WAREHOUSE FINANCE FACILITIES, TERM DEBT AND NOTES PAYABLE, CONTINUED:

       approximately $453.6 million ($315.7 million at December 31, 1997) of which at September 30, 1998 approximately $392.8 million was outstanding ($130.5 million at December 31, 1997). Of the remaining $60.8 million available at September 30, 1998, $58.1 million relates to uncommitted interest-only and residual certificate financing facilities. As discussed above, subsequent to September 30, 1998, $56 million of committed available interest-only and residual financing became uncommitted.

       Term debt and notes payable consists of the following:

                                                   September 30,   December 31,
                                                        1998           1997
                                                      --------       --------
                                                      (dollars in thousands)

       Interest-only and residual financing           $276,013       $105,491
       BankBoston revolving credit facility             92,500              0
       Unsecured bank revolving credit facility          6,800          6,800
       Mortgage note payable                             4,625          5,000
       Unsecured term note to former owners of
        acquired company                                12,905         13,189
                                                      --------       --------
       Total                                          $392,843       $130,480
                                                      ========       ========

       In October 1998, the Company entered into a forbearance and intercreditor agreement with BankBoston with respect to its $95 million revolving bank facility, which matured by its terms in October 1998. That agreement provides that the bank will take no collection action for 45 days or until the end of November 1998, extending for an additional 45 days (for a total of 90 days or until mid-January 1999) if a letter of intent to effectuate a change of control has been entered into by the Company during the initial 45 day period. (See Note 7 "Other Events Subsequent to September 30, 1998").

       There can be no assurance that the Company will be able to enter into a letter of intent relating to a change of control in order to continue the intercreditor agreements with the significant warehouse lenders and the forbearance and intercreditor agreement with BankBoston in effect. If a letter of intent is not executed within 45 days (by the end of November
       1998) from the signing of the intercreditor agreements and the forbearance and intercreditor agreement, the agreements would expire and the lenders could demand repayment at a time when the Company is without resources to make such payments. In such event, the Company would be unable to continue its business.

5.     REDEEMABLE PREFERRED STOCK:

       On July 14, 1998, Travelers Casualty and Surety Company and Greenwich Street Capital Partners II, L.P. and certain affiliated entities (together, the "Purchasers") purchased $50 million of the Company's Series A redeemable preferred stock (500,000 shares at $100 per share liquidation value). The Series A redeemable preferred stock was convertible to non-registered common stock at $10.44 per common share. The Series A redeemable preferred stock bears no dividend and is redeemable by the Company over a three-year period commencing in ten years if not previously converted. As part of the redeemable preferred stock purchase agreement, the Company shall use its best efforts to cause two persons designated by the Purchasers to be elected to the Company's board of directors at each annual meeting of stockholders. The redeemable preferred stock, under certain conditions, which includes a change of control, at the option of the holder, may be tendered to the Company for redemption prior to scheduled maturity at a premium of 10%.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


5.     REDEEMABLE PREFERRED STOCK, CONTINUED:

       The Purchasers were also granted an option to purchase, within the next three years, an additional $30 million of Series B redeemable preferred stock at par (300,000 shares at $100 per share liquidation value) with a conversion price into common stock of $22.50. At September 30, 1998, this option had not been exercised.

       In conjunction with the $33 million standby revolving credit facility entered into on October 15, 1998 (see Note 7 "Other Events Subsequent to September 30, 1998") the terms of the $50 million redeemable preferred stock issued on July 14, 1998 were amended to, among other things, eliminate the conversion feature into common. Included in diluted common shares for the three months ended September 30, 1998 (see Note 3 "Earnings per Share") of 39,076,250 is 4,060,470 diluted securities representing the $50 million of the Company's redeemable preferred stock conversion feature into common stock at $10.44 per share from July 14, 1998 to September 30, 1998.

6.     HEDGE LOSS

       The Company has historically sold Treasury Securities short to hedge against interest rate movements affecting the mortgage loans held for sale. In prior quarters, when interest rates decreased, the Company would experience a devaluation of its hedge position (requiring a cash payment by the Company to maintain the hedge), which would generally be largely offset by a corresponding increase in the value of mortgage loans held for sale and therefore a higher gain on sale of loans at the time of securitization. Conversely, when interest rates increased, the Company would experience an increase in the valuation in the hedge position (providing a cash payment to the Company from the hedge position), which would generally be largely offset by a corresponding decrease in the value of mortgage loans held for sale and a lower gain at the time of securitization.

       During the three months ended September 30, 1998, the Company believes that, primarily due to significant volatility in debt, equity and asset-backed markets, investors increased investments in United States Treasury Securities and at the same time demanded wider spreads over treasuries to acquire newly issued asset-backed securities. The effect of the increased demand for the treasuries resulted in a devaluation of the Company's hedge position, resulting in the Company paying approximately $47.5 million through the time the hedge positions were closed in October 1998 ($40.0 million in the third quarter and $7.5 million which will be reflected in the fourth quarter), which was not offset by an equivalent increased gain on sale of loans at the time of securitization as the investors demanded wider spreads over the treasuries to acquire the Company's asset-backed securities issued during the quarter. Of the $40 million in hedge devaluation in the third quarter, approximately 63% (approximately $25 million) was closed at the time the Company priced its two securitizations and is reflected as an offset to gain on sale and approximately 37% (approximately $15 million), was marked to market at September 30, 1998 and charged to the income statement as a hedge loss in the third quarter. The hedge positions from September 30, 1998 until the time the hedge positions were closed resulted in an additional devaluation of $7.5 million

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


6.     HEDGE LOSS, CONTINUED:

       which will be charged to the income statement as a hedge loss in the fourth quarter. The impact of the above, among other things, is reflected in the financial results for the three and nine months ended September 30, 1998.

7.     OTHER EVENTS SUBSEQUENT TO SEPTEMBER 30, 1998:

       On October 15, 1998 the Company reached an agreement for a $33 million standby revolving credit facility with Greenwich Street Capital Partners, II, L.P., and certain affiliates ("Greenwich Street"). The facility is available to provide working capital for a period of up to 90 days, during which time the Company intends to explore financial and strategic alternatives including the possible sale of the Company. The terms of the new facility result in substantial dilution of existing common stockholders' equity equating to a minimum of 40%, up to a maximum of 90%, on a diluted basis, depending on (among other things) when, or whether, a change of control transaction occurs.

       In view of, among other things, reduction in available cash and credit resources, the Company has retained Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") to advise the Company as to financial and strategic alternatives. The Company is actively working with DLJ to seek a long-term investor in the Company or a sale or similar transaction resulting in a change of control of the Company. Although the Company is actively working with DLJ to seek a long-term investor, in light of volatile market conditions and the fact the total market capitalization of the Company's common stock outstanding currently (total common stock outstanding multiplied by the quoted market price of the Company's common stock) is below the equity value of the Company at September 30, 1998, there can be no assurance the Company will be able to execute a change of control transaction at a price that would be able to recover the equity value of the Company or execute a change of control transaction at all.

       Pursuant to the $33 million Greenwich Street facility, Greenwich Street received a $3.3 million commitment fee, and exchangeable preferred stock representing the equivalent of 40% of the fully diluted equity of the Company, for making the facility available to the Company. The Greenwich Street facility provides that under certain circumstances, upon the Company entering into a definitive agreement which effectuates a change of control of the Company, Greenwich Street may elect either to receive
       (a) a repayment of the facility, plus accrued interest at 10% per annum, and a take-out premium or (b) additional preferred stock.

       The amount of any take-out premium is based on the average of the facility outstanding

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


7.     OTHER EVENTS SUBSEQUENT TO SEPTEMBER 30, 1998, CONTINUED:

       between the facility's effective date and the date of any definitive agreement for a change of control, multiplied by either 20%, 100% or 200% as outlined below. If there is no change of control then no take-out premium is due.

       The amount of additional preferred stock potentially issuable to Greenwich Street is based upon the time elapsed between the effective date of the facility and the date of any such definitive agreement as outlined below.

                       Take-Out     Percentage of Cumulative
       Days            Premium      Diluted Equity Issued in the Form of
       Elapsed         Percentage   Additional Preferred Stock
       -------         ----------   ------------------------------------
                                    (In addition to the initial 40%)

       0-45                20%                   0%
       46-90              100%                  20%
       Over 90            200%                  50%

       The facility matures at the end of the 90-day commitment period, at which time, if no definitive agreement for a change of control has been entered into by that time, it could be exchanged at the holder's election for preferred stock representing the equivalent of an additional 50% of the diluted equity. If not exchanged for preferred stock, the facility must be repaid together with interest.

       Also in October 1998, the Company's three most significant warehouse and interest-only and residual certificate lenders entered into intercreditor agreements pursuant to which, subject to certain conditions, they will not take any action, including issuing margin calls, while the Company is exploring its financial and strategic alternatives (see Note 4 "Warehouse Finance Facilities, Term Debt and Notes Payable"). The intercreditor agreements are for an initial period of 45 days or until the end of November 1998, extending for an additional 45 days or until the middle of January 1999 (to a total of 90 days) if a letter of intent to effectuate a change of control is entered into by the Company within the initial 45-day period. These three lenders provide warehouse facilities totaling $3.25 billion.

       To induce one such lender, which comprised approximately 30% of the $3.25 billion available warehouse facilities, to enter into the intercreditor agreement, the Company agreed to allow that lender's committed warehouse and interest-only and residual certificate facilities to become uncommitted (see Note 4 "Warehouse Finance Facilities, Term Debt and Notes Payable") and issued to the lender warrants exercisable at $1.72 per share to purchase 2.5% of the common stock of the Company on a diluted basis. To induce another such lender, which comprised approximately 38% of the available warehouse facilities, to enter into the intercreditor agreement, the Company reduced the cap on premium financing (percentage advanced over

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


7.     OTHER EVENTS SUBSEQUENT TO SEPTEMBER 30, 1998, CONTINUED:

       the par value of the mortgage loan) on such lender's uncommitted facility from 4% over the par of the mortgage loan to 3%.

       All three significant warehouse and interest-only and residual certificate lenders have not formally reduced the amount available under the facilities and have informally indicated that they will continue to fund the Company under their uncommitted warehouse facilities, and have funded the Company under their uncommitted facilities, but each of the three significant warehouse lenders has indicated their desire that the Company reduce the average amount outstanding on their warehouse facilities in the future. However, there can be no assurance that they will continue to fund the Company under their uncommitted facilities in the future.

       In addition, the Company entered into a forbearance and intercreditor agreement with respect to its $95 million revolving bank credit facility, which matured by its terms in October 1998. That agreement provides that the bank will take no collection action for 45 days or until the end of November 1998, extending for an additional 45 days or until the middle of January 1999 (to a total of 90 days) if a letter of intent to effectuate a change of control has been entered into by the Company during the initial 45-day period (see Note 4 "Warehouse Finance Facilities, Term Debt and Notes Payable").

       All three of the Company's significant warehouse and interest-only and residual certificate lenders are to receive a fee of one million dollars each upon a change of control of the Company, and the bank will receive a similar fee for its forbearance agreement.

       The terms of the above standby revolving credit facility and the intercreditor agreement will result in both significant interest expense and stockholder dilution in the fourth quarter of 1998. Interest expense and dilution with respect to the standby revolving credit facility, in addition to its 10% terms and $3.3 million commitment fee, is dependent on whether and to what extent the take out premium becomes effective, whether a definitive agreement is entered into and if so, the timing of such agreement and on the value attributable to the preferred stock issued or to be issued. Interest expense with respect to the intercreditor agreement may be increased due to the value attributed to the warrants issued to the lender, exerciseable at $1.72 per share. Management cannot estimate the amount of interest expense or dilution at this time due to the variable factors involved, but expects each to be significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of this Quarterly Report, the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and Report on Form 8-K, filed on October 21, 1998. The following management's discussion and analysis of the Company's financial condition and results of operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of important factors such as continuing tightening of credit availability to the subprime mortgage origination industry, early termination of the intercreditor and forbearance agreements, increased yield requirements by investors in asset - backed securities' bond yields, risks of margin calls on credit facilities, lack of continued availability of credit facilities, reduction in residential real estate values, reduced demand for non-conforming loans, competitive forces, prepayment speeds, delinquency and default rates, rapid fluctuations in interest rates, risks related to not hedging against loss of value of the Company's mortgage loan inventory, changes which influence the loan securitization and the net interest margin securities (excess cash flow trust) markets generally, lower than expected performance by acquired companies, limitations on available funds, market forces affecting the price of the Company's shares and other risks identified in the Company's Securities and Exchange Commission filings. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance.

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

In 1996, the Company acquired Mortgage Central Corp., a non-conforming lender which did business under the name "Equitystars". In 1997, the Company acquired eight non-conforming mortgage lenders: Mortgage America, Inc., Equity Mortgage Co., Inc., CoreWest Banc, American Mortgage Reduction, Inc.. National Lending Center, Inc. ("National Lending Center"), Central Money Mortgage Co., Inc. ("Central Money Mortgage"), Residential Mortgage Corporation, and Alternative Capital Group, Inc. ("Alternative Capital Group"). These acquisitions were accounted for using the purchase method of accounting and the results of operations have been included with the Company's results of operations since the effective acquisition dates.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months September 30,
1997.

Net income for the three months ended September 30, 1998 was $2.2 million representing a decrease of $11.3 million or 83.8% over net income of $13.5 million for the three months ended September 30, 1997. The decrease in net income resulted principally from hedge losses related to unrealized losses on the Company's hedging instruments of $15.0 million for the three months ended September 30, 1998 and a decrease in gain on sale of loans of $5.5 million or 9.3% to $53.6 million for the three months ended September 30, 1998 from $59.1 million for the three months ended September 30, 1997. Offsetting the decrease in net income was a $6.1 million or 95.4% increase in net warehouse interest income to $12.4 million for the three months ended September 30, 1998 from $6.4 million for the three months ended September 30, 1997. Also offsetting the decrease in net income was a $8.5 million or 158.9% increase in servicing fees to $13.9 million for the three months ended September 30, 1998 from $5.4 million for the three months ended September 30, 1997, and a $1.0 million or 34.2% increase in other revenues to $3.9 million for the three months ended September 30, 1998 from $2.9 million for the three months ended September 30, 1997.

Contributing to the decrease in income was a $3.3 million or 12.5% increase in compensation and benefits to $29.7 million for the three months ended September 30, 1998 from $26.4 million for the three months ended September 30, 1997, of which increase $2.4 million related to the compensation and benefits related to the acquisitions of Residential Mortgage Corporation and Alternative Capital Group (which occurred during the three months ended December 31, 1997) and the remainder related primarily to the growth of the Company. Also contributing to the decrease in income was a $7.8 million or 38.1% increase in selling, general and administrative expenses to $28.4 million for the three months ended September 30, 1998 from $20.5 million for the three months ended September 30, 1997, of which increase of $1.5 million related to the acquisitions of Residential Mortgage Corporation and Alternative Capital Group, which occurred during the three months ended December 31, 1997 and the remainder related primarily to the growth of the Company. Contributing to the decrease in income was also a $2.6 million or 57.2% increase in other interest expense to $7.1 million for the three months ended September 30, 1998, from $4.5 million for the three months ended September 30, 1997.

Income before taxes was reduced by a provision for income taxes of $1.5 million for the three months ended September 30, 1998 compared to a provision for income taxes of $8.8 million for the three months ended September 30, 1997, representing an effective tax rate of approximately 41%.

REVENUES

The following table sets forth information regarding components of the Company's revenues for the three months ended September 30, 1998 and 1997:

                                                        For the Three Months
                                                         Ended September 30,
                                                     --------------------------
                                                       1998              1997
                                                       ----              ----
                                                            (in thousands)
Gain on sales of loans                               $ 53,604          $ 59,096
                                                     --------          --------
Warehouse interest income                              47,005            38,437
Warehouse interest expense                            (34,584)          (32,080)
                                                     --------          --------
       Net warehouse interest income                   12,421             6,357
                                                     --------          --------
 Servicing fees                                        13,916             5,375
 Other                                                  3,892             2,900
                                                     --------          --------
        Total revenues                               $ 83,833          $ 73,728
                                                     ========          ========


Gain on Sales of Loans. For the three months ended September 30, 1998, gain on sales of loans decreased to $53.6 million from $59.1 million for the three months ended September 30, 1997, a decrease of 9.3%. The total volume of loans produced was approximately $1.9 billion for the three months ended September 30, 1998 as compared with a total volume of approximately $1.9 billion for the three months ended September 30, 1997. Originations by the Company's correspondent network decreased to approximately $1.2 billion for the three months ended September 30, 1998 from approximately $1.5 billion for the three months ended September 30, 1997, while production from the Company's broker network and direct lending operations increased to approximately $665 million for the three months ended September 30, 1998 from approximately $340 million for the three months ended September 30, 1997.

The Company sells the loans it purchases or originates through one of two methods: (i) securitization, which involves the private placement or public offering of pass-through mortgage-backed securities, and (ii) whole loan sales, which involve selling blocks of loans to single purchasers. During the three months ended September 30, 1998, the Company decreased the amount of loans sold in the securitization market and increased the amount of loans sold in the whole loan market in order to better manage its cash flow. Mortgage loans delivered to securitization trusts decreased by $200 million, a decrease of 12.5%, to $1.4 billion for the three months ended September 30, 1998 from $1.6 billion for the three months ended September 30, 1997. Mortgage loans sold in the whole loan market increased by approximately $494 million to approximately $524 million for the three months ended September, 1998 from approximately $30 million for the three months ended September 30, 1997.

For securitizations of mortgage loans, the gain on the sale of loans represents the present value of the differential (spread) between (i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a normal servicing fee. The weighted average rates used to compute the present value of the spread range from 11% to 14.5% based on the risks associated with each securitization pool. The spread is adjusted for estimated prepayments and losses. The Company utilizes assumed prepayment and loss curves which the Company believes will approximate the timing of prepayments and losses over the life of the securitized loans. During the three months ended

September 30, 1998, prepayment assumptions used to calculate the gain on sales of securitized loans reflect the Company's expectation that prepayments on fixed rate loans will gradually increase from a constant prepayment rate ("CPR") of 4% to 28% in the first year of the loan and remain at 28% thereafter and expected prepayments on adjustable rate loans will gradually increase from a CPR of 4% to 35% in the first year of the loan and remain at 35% thereafter. During the three months ended September 30, 1997, the maximum CPR used to compute gain on sales of fixed and adjustable rate securitized loans was 27% and 30%, respectively. The CPR measures the annualized percentage of mortgage loans which prepay during a given period. The CPR represents the annual prepayment rate such that, in the absence of regular amortization, the total prepayment over the year would equal that percent of the original principal balance of the mortgage loan. During the three months ended September 30, 1998, the loss assumption used to calculate the gain on sales of securitized loans reflects the Company's expectations that losses from defaults will gradually increase from zero per year in the first six months of securitization to 100 basis points per year after 36 months. During the three months ended September 30, 1997, the assumed loss rate used to calculate gain on sales of securitized loans was 50 basis points per year. The loss curve utilized by the Company during the three months ended September 30, 1998 approximates a loss rate of approximately 65 basis points per year at inception of the securitization.

The net gain on sale of loans as a percentage of loans sold and securitized approximated 2.7% for the three months ended September 30, 1998 compared to 3.8% for the three months ended September 30, 1997. The decrease in gain on sale as a percentage of loans sold and securitized for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 is primarily the result of investors demanding wider spreads over treasuries for newly issued asset-backed securities. The spread over treasuries for the fixed rate securitization transactions the Company completed during the three months ended September 30, 1998 increased approximately 70 basis points or 80% from the fixed rate securitization transaction completed during the three months ended September 30, 1997. The impact of the widening of the spreads demanded by asset-backed investors on gains on sale from securitizations was particularly negative for issuers of asset-backed securities which hedged their exposure to interest rate risk through the short sale of United States Treasury Securities.

The Company has historically hedged its interest rate risk on its fixed-rate loan production until the date of securitization. Prior to the three months ended September 30, 1998, decreased interest rates had resulted in a loss on the Company's hedge position which was generally largely offset by an increase in the value of the underlying loans, which resulted in a higher gain on sale at the time of securitization. However, during the three months ended September 30, 1998, the Company's hedge loss resulting from lower interest rates was not offset by a higher gain on sale due to the wider spreads demanded by asset-backed investors. The effect of the increased demand for the treasuries resulted in a devaluation of the Company's hedge position, resulting in the Company paying approximately $47.5 million through the time the hedge positions were closed in October 1998 ($40.0 million in the third quarter and $7.5 million which will be reflected in the fourth quarter), which was not offset by an equivalent increased gain on sale of loans at the time of securitization. Of the $40 million in hedge devaluation in the third quarter, approximately 63% (approximately $25 million) was closed at the time the Company priced its two securitizations and is reflected as an offset to gain on sale and approximately 37% (approximately $15 million) was marked to market at September 30, 1998 and charged to the income statement as a hedge loss in the third quarter. The hedge positions from September 30, 1998 until the time the hedge positions were closed resulted in an additional devaluation of $7.5 million which will be charged to the income statement in the fourth quarter as a hedge loss.

As described above, the Company uses discount rates ranging from 11% to 14.5% to present value the differential (spread) between (i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a normal servicing fee. Based on market volatility in the asset-backed markets and the widening of the spreads recently demanded by asset-backed investors to acquire newly issued asset-backed securities, there can be no assurance that discount rates utilized by the Company in the future to present value the spread described above will not increase, particularly if widening of the spreads demanded by asset-backed investors to acquire newly issued asset-backed securities continue to increase. An increase in the discount rates used to present value the spread described above of 1%, 5% or 10% would result in a corresponding decrease in the value of the interest-only and residual certificates at September 30, 1998 of approximately 3%, 12% or 22%, respectively.

Net Warehouse Interest Income. Net warehouse interest income increased to $12.4 million for the three months ended September 30, 1998 from $6.4 million for the three months ended September 30, 1997, an increase of 95.4%. The increase in net warehouse interest income was primarily due to a decrease in the cost of funds and an increase in the average balance of mortgages held for sale. The increase in the three month period ended September 30, 1998 also reflected a decrease in the securitization of adjustable rate mortgage loans. In a fixed rate mortgage loan securitization transaction, the Company receives the pass-through rate of interest on the loans conveyed to the securitization trust for the period between the cut-off date (generally the first day of the month a securitization transaction occurs) and the closing date of the securitization transaction (typically during the third or fourth week of the month). The cut-off date represents the date when interest on the mortgage loan accrues to the securitization trust rather than the Company. The pass-through rate, which is less than the weighted average interest rate on the mortgage loans, represents the interest rate to be received by investors who purchase pass-through certificates in the securitization trust on the closing date. The Company continues to incur interest expense on its warehouse financings related to loans conveyed to the trust until the closing date, at which time the warehouse line is repaid. In an adjustable rate mortgage loan securitization, the Company receives no interest on mortgage loans conveyed to the securitization trust for the period between the cut-off date and the closing date of the securitization. For the three months ended September 30, 1998 and 1997, the Company incurred warehouse interest expense of approximately $0.6 million and $3.4, respectively, related to the period between the cut-off date and the closing date of adjustable rate mortgage rate mortgage loan securitizations for which no corresponding interest income was recognized.

Servicing Fees. Servicing fees increased to $13.9 million for the three months ended September 30, 1998 from $5.4 million for the three months ended September 30, 1997, an increase of 158.9%. Servicing fees for the three months ended September 30, 1998 were positively affected by an increase in mortgage loans serviced over the prior period. The Company increased its servicing portfolio by $4.5 billion or 80.9% to $10.1 billion as of September 30, 1998 from $5.6 billion as of September 30, 1997.

Other. Other revenues, consisting principally of the recognition of the increase or accretion of the discounted value of interest-only and residual certificates over time, increased to $3.9 million or 34.2% for the three months ended September 30, 1998 from $2.9 million in three months ended September 30, 1997 as a result of increased investment in interest-only and residual certificates.

EXPENSES

The following table sets forth information regarding components of the Company's expenses for the three months ended September 30, 1998 and 1997:

                                                          For the Three Months
                                                           Ended September 30,
                                                        -----------------------
                                                         1998             1997
                                                         ----             ----
                                                             (in thousands)
Compensation and benefits                               $29,677          $26,373
Selling, general and administrative                      28,384           20,548
Other interest expense                                    7,137            4,539
Hedge loss                                               14,953                0
                                                        -------          -------

         Total expenses                                 $80,151          $51,460
                                                        =======          =======


Compensation and benefits increased by $3.3 million or 12.5% to $29.7 million for the three months ended September 30, 1998 from $26.4 million for the three months ended September 30, 1997, principally due to an increase in the number of employees related to the Company's increased mortgage loan servicing portfolio and $2.4 million of compensation and benefits relating to the acquisitions of Residential Mortgage Corporation and Alternative Capital Group (which occurred during the three months ended December 31, 1997). The increase in compensation and benefits was partially offset by the reversal of accrued executive bonuses of $3.2 million during the three months ended September 30, 1998 related to employment agreements and stock award plans which provide executive bonuses based on increases in annual net earnings per share.

Selling, general and administrative expenses increased by $7.8 million or 38.1% to $28.4 million for the three months ended September 30, 1998 from $20.5 million for the three months ended September 30, 1997 due to an increase in servicing costs as a result of an increase in the mortgage loan servicing portfolio, $1.5 million relating to the acquisitions of Residential Mortgage Corporation and Alternative Capital Group (which occurred during the three months ended December 31, 1997), an increase in the provision for loan losses of $1.5 million and an increase in amortization expense related to capitalized mortgage servicing rights of $3.6 million.

Other interest expense increased by $2.6 million or 57.2% to $7.1 million for the three months ended September 30, 1998 from $4.5 million for the three months ended September 30, 1997 principally as a result of increased term debt and notes payable borrowings.

Hedge losses, which represent the unrealized loss on the Company's hedging instruments at September 30, 1998, increased to $15.0 million for the three months ended September 30, 1998 from $0 for the three months ended September 30, 1997. The Company has historically hedged the interest rate risk on loan purchases by selling short United States Treasury securities which match the duration of the fixed rate mortgage loans held for sale and borrowing the securities under agreements to resell. In October 1998, the Company closed its short treasury positions, and is not currently hedging its mortgage loans held for sale. The realized loss in these instruments of approximately $25 million was recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans and is included in the net gain on sale for the three months ended September 30, 1998. The unrealized loss in these instruments of $15.0 million at September 30,1998 was recognized as a hedge loss. Prior to the three months ended September 30, 1998, unrealized losses on hedge instruments were deferred and recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans.

Income Taxes. The effective income tax rate for the three months ended September 30, 1998 was approximately 41%, which differed from the federal tax rate of 35% primarily due to state income taxes and the non-deductibility for tax purposes of amortization expense related to goodwill recognized for certain acquisitions. The decrease in the provision for income taxes of $7.3 million or 83.0% to $1.5 million for the three months ended September 30, 1998 from the provision for income taxes of $8.8 million for the three months ended September 30, 1997 was proportionate to the decrease in pre-tax income.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997.

Net income for the nine months ended September 30, 1998 was $33.6 million representing an increase of $.5 million or 1.5% over net income of $33.1 million for the nine months ended September 30, 1997. The increase in net income resulted principally from an increase in gain on sale of loans of $65.7 million or 55.2% to $184.7 million for the nine months ended September 30, 1998 from $119.0 million for the nine months ended September 30, 1997. Also contributing to the increase in net income was a $4.7 million or 21.8% increase in net warehouse interest income to $26.2 million for the nine months ended September 30, 1998 from $21.5 million for the nine months ended September 30, 1997. Contributing to the increase in net income was also a $21.4 million or 174.8% increase in servicing fees to $33.6 million for the nine months ended September 30, 1998 from $12.2 million for the nine months ended September 30, 1997, and a $11.3 million or 124.0% increase in other revenues to $20.5 million for the nine months ended September 30, 1998 from $9.1 million for the nine months ended September 30, 1997.

The increase in income was partially offset by a $36.6 million or 66.6% increase in compensation and benefits to $91.5 million for the nine months ended September 30, 1998 from $55.0 million for the nine months ended September 30, 1997, of which increase $10.0 million related to the compensation and benefits related to the acquisitions of Residential Mortgage Corporation and Alternative Capital Group (which occurred during the three months ended December 31, 1997) and National Lending Center and Central Money Mortgage (which occurred July 1,
1997) and the remainder related primarily to the growth of the Company. The increase in income was also partially offset by a $40.9 million or 94.3% increase in selling, general and administrative expenses to $84.2 million for the nine months ended September 30, 1998 from $43.3 million for the nine months ended September 30, 1997, of which increase $5.1 million related to the acquisitions of Residential Mortgage Corporation and Alternative Capital Group, which occurred during the three months ended December 31, 1997 and National Lending Center and Central Money Mortgage, which occurred on July 1, 1997, and the remainder related primarily to the growth of the Company. The increase in income was further offset by a $7.8 million or 81.8% increase in other interest expense to $17.3 million for the nine months ended September 30, 1998, from $9.5 million for the nine months ended September 30, 1997 and a hedge loss related to unrealized losses on the Company's hedging instruments of $15.0 million for the nine months ended September 30, 1998.

Income before taxes was reduced by a provision for income taxes of $23.4 million for the nine months ended September 30, 1998 compared to a provision for income taxes of $21.0 million for the nine months ended September 30, 1997, representing an effective tax rate of approximately 41%.

REVENUES

The following table sets forth information regarding components of the Company's revenues for the nine months ended September 30, 1998 and 1997:

                                                        For the Nine Months
                                                        Ended September 30,
                                                   ----------------------------
                                                      1998              1997
                                                      ----              ----
                                                          (in thousands)

Gain on sales of loans                             $ 184,743          $ 119,048
                                                   ---------          ---------
Warehouse interest income                            127,225             91,454
Warehouse interest expense                          (101,021)           (69,942)
                                                   ---------          ---------
       Net warehouse interest income                  26,204             21,512
                                                   ---------          ---------
 Servicing fees                                       33,593             12,224
 Other                                                20,467              9,139
                                                   ---------          ---------
        Total revenues                             $ 265,007          $ 161,923
                                                   =========          =========


Gain on Sales of Loans. For the nine months ended September 30, 1998, gain on sales of loans increased to $184.7 million from $119.0 million for the nine months ended September 30, 1997, an increase of 55.2%, reflecting increased loan production and securitizations for the nine months ended September 30, 1998. The total volume of loans produced increased to approximately $5.5 billion for the nine months ended September 30, 1998 as compared with a total volume of approximately $4.0 billion for the nine months ended September 30, 1997. Originations by the Company's correspondent network increased to approximately $3.7 billion for the nine months ended September 30, 1998 from approximately $3.2 billion for the nine months ended September 30, 1997, while production from the Company's broker network and direct lending operations increased to approximately $1.8 billion for the nine months ended September 30, 1998 from approximately $813.2 million for the nine months ended September 30, 1997. Production volume increased during the 1998 period due to: (i) the Company's expansion program; (ii) the increase of its securitization activity; (iii) the growth of its loan servicing capability; and (iv) the acquisitions of Residential Mortgage Corporation and Alternative Capital Group during the last three months of 1997, which accounted for approximately $245.7 million in residential mortgage loans originated during the nine months ended September 30, 1998.

The Company sells the loans it purchases or originates through one of two methods: (i) securitizations, which involves the private or public placement or public offering of pass-through mortgage-backed securities, and (ii) whole loan sales, which involve selling blocks of loans to single purchasers. Mortgage loans delivered to securitization trusts increased by $1.4 billion, an increase of 45.2%, to $4.5 billion for the nine months ended September 30, 1998 from $3.1 billion for the nine months ended September 30, 1997. During the nine months ended September 30, 1998, the Company increased the amount of loans sold in the whole loan market in order to better manage its cash flow. Mortgage loans sold in the whole loan market increased by approximately $789.0 million to approximately $898.0 million for the nine months ended September 30, 1998 from approximately $109.0 million for the nine months ended September 30, 1997.

For securitizations of mortgage loans, the gain on the sale of loans represents the present value of the differentiatial (spread) between (i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a normal servicing fee. The weighted average rates used to compute the present value of the spread range from 11% to 14.5% based on the risks associated with each securitization pool. The spread is adjusted for estimated prepayments and losses. The Company utilizes assumed prepayment and loss curves that the Company believes will approximate the timing of prepayments and losses over the life of the securitized loans. During the nine months ended September 30, 1998, prepayment assumptions used to calculate the gain on sales of securitized loans reflect the Company's expectation that prepayments on fixed rate loans will gradually increase from a constant prepayment rate ("CPR") of 4% to 28% in the first year of the loan and remain at 28% thereafter and expected prepayments on adjustable rate loans will gradually increase from a CPR of 4% to 35% in the first year of the loan and remain at 35% thereafter. During the nine months ended September 30, 1997, the maximum CPR used to compute gain on sales of fixed and adjustable rate securitized loans was 27% and 30%, respectively. The CPR measures the annualized percentage of mortgage loans which prepay during a given period. The CPR represents the annual prepayment rate such that, in the absence of regular amortization, the total prepayment over the year would equal that percent of the original principal balance of the mortgage loan. During the nine months ended September 30, 1998, the loss assumption used to calculate the gain on sales of securitized loans reflects the Company's expectations that losses from defaults will gradually increase from zero per year in the first six months of securitization to 100 basis points per year after 36 months. During the nine months ended September 30, 1997, the assumed loss rate used to calculate gain on sales of securitized loans was 50 basis points per year. The loss curve utilized by the Company during the nine months ended September 30, 1998 approximates a loss rate of 65 basis points per year at inception of the securitization.

The net gain on sales as a percentage of loans sold and securitized was 3.4% for the nine months ended September 30, 1998 compared to 3.7% for the nine months ended September 30, 1997. The decrease in gain on sale as a percentage of loans sold and securitized for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 is primarily the result of investors demanding wider spreads over treasuries for newly issued asset-backed securities during the third quarter of 1998. The spread over treasuries for the Company's fixed-rate securitization transactions completed by the Company during the three months ended September 30, 1998 increased approximately 70 basis points or 80% from the fixed-rate securitization transaction completed during the three months ended September 30, 1997. The impact of the widening of the spreads demanded by asset-backed investors on gains on sale from securitizations was particularly negative for issuers of asset-backed securities who hedged their exposure to interest rate risk through the short sale of United States Treasury Securities.

The Company has historically hedged its interest rate risk on its fixed-rate loan production until the date of securitization. Prior to the third quarter of 1998, decreased interest rates have resulted in a loss on the Company's hedge position which was generally largely offset by an increase in the value of the underlying loans, which resulted in a higher gain on sale at the time of securitization. However, during the third quarter of 1998, the Company's hedge loss resulting from lower interest rates was not offset by a higher gain on sale due to the wider spreads demanded by asset-backed investors.

As described above, the Company uses discount rates ranging from 11% to 14.5% to present value the differential (spread) between (i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a normal servicing fee. Based on market volatility in the asset-backed markets and the widening of the spreads recently demanded by asset-backed investors to acquire newly issued asset-backed securities, there can be no assurance that discount rates utilized by the Company in the future to present value the spread described above will not increase, particularly if widening of the spreads demanded by asset-backed investors to acquire newly issued asset-backed securities continue to increase. An increase in the discount rates used to present value the spread described above of 1%, 5% or 10% would result in a corresponding decrease in the value of the interest-only and residual certificates at September 30, 1998 of approximately 3%, 12% or 22%, respectively.

Net Warehouse Interest Income. Net warehouse interest income increased to $26.2 million for the nine months ended September 30, 1998 from $21.5 million for the nine months ended September 30, 1997, an increase of 21.8%. The increase in net warehouse interest income was primarily due to a decrease in the cost of funds and an increase in the average balance of mortgage loans held for sale. The increase in the nine-month period ended September 30, 1998 was partially offset by an increase in the securitization of adjustable rate mortgage loans. In a fixed rate mortgage loan securitization transaction, the Company receives the pass-through rate of interest on the loans conveyed to the securitization trust for the period between the cut-off date (generally the first day of the month a securitization transaction occurs) and the closing date of the securitization transaction (typically during the third or fourth week of the month). The cut-off date represents the date when interest on the mortgage loans accrues to the securitization trust rather than the Company. The pass-through rate, which is less than the weighted average interest rate on the mortgage loans, represents the interest rate to be received by investors who purchase pass-through certificates in the securitization trust on the closing date. The Company continues to incur interest expense on its warehouse financings related to loans conveyed to the trust until the closing date, at which time the warehouse line is repaid. In an adjustable rate mortgage loan securitization, the Company receives no interest on mortgage loans conveyed to the securitization trust for the period between the cut-off date and the closing date of the securitization. For the nine months ended September 30, 1998 and 1997, the Company incurred warehouse interest expense of approximately $7.6 million and $3.4, respectively, related to the period between the cut-off date and the closing date of adjustable rate mortgage loan securitizations for which no corresponding interest income was recognized.

Servicing Fees. Servicing fees increased to $33.6 million for the nine months ended September 30, 1998 from $12.2 million for the nine months ended September 30, 1997, an increase of 174.8%. Servicing fees for the nine months ended September 30, 1998 were positively affected by an increase in mortgage loans serviced over the prior period. The Company increased its servicing portfolio by $4.5 billion or 80.9% to $10.1 billion as of September 30, 1998 from $5.6 billion as of September 30, 1997.

Other. Other revenues, consisting principally of the recognition of the increase or accretion of the discounted value of interest-only and residual certificates over time, increased to $20.5 million or 124.0% for the nine months ended September 30, 1998 from $9.1 million in nine months ended

September 30, 1997 as a result of increased securitization volume and increased investment in interest-only and residual certificates.

EXPENSES

The following table sets forth information regarding components of the Company's expenses for the nine months ended September 30, 1998 and 1997:

                                                          For the Nine Months
                                                          Ended September 30,
                                                      --------------------------
                                                        1998              1997
                                                            (in thousands)
Compensation and benefits                             $ 91,537          $ 54,959
Selling, general and administrative                     84,193            43,324
Other interest expense                                  17,309             9,521
Hedge loss                                              14,953                 0
                                                      --------          --------

         Total expenses                               $207,992          $107,804
                                                      ========          ========

Compensation and benefits increased by $36.6 million or 66.6% to $91.5 million for the nine months ended September 30, 1998 from $55.0 million for the nine months ended September 30, 1997, principally due to an increase in the number of employees related to the Company's increased mortgage loan production, including $10.0 million of compensation and benefits relating to the acquisitions of Residential Mortgage Corporation and Alternative Capital Group (which occurred during the three months ended December 31, 1997) and National Lending Center and Central Money Mortgage (which occurred July 1, 1997), and additions of personnel to service the Company's increased loan servicing portfolio.

Selling, general and administrative expenses increased by $40.9 million or 94.3% to $84.2 million for the nine months ended September 30, 1998 from $43.3 million for the nine months ended September 30, 1997 principally due to an increase in underwriting, originating and servicing costs as a result of an increase in the volume of mortgage loan production, including $5.1 million relating to the acquisitions of Residential Mortgage Corporation and Alternative Capital Group (which occurred during the three months ended December 31, 1997) and National Lending Center and Central Money Mortgage (which occurred July 1, 1997), an increase in the provision for loan losses of $7.87 million and an increase in amortization expense related to capitalized mortgage servicing rights of $9.6 million.

Other interest expense increased by $7.8 million or 81.8% to $17.3 million for the nine months ended September 30, 1998 from $9.5 million for the nine months ended September 30, 1997 principally as a result of increased term debt and notes payable borrowings.

Hedge losses, which represent the unrealized loss on the Company's hedging instruments at September 30, 1998, increased to $15.0 million for the nine months ended September 30, 1998 from $0 for the nine months ended September 30, 1997. The Company has historically hedged the interest rate risk on loan purchases by selling short United States Treasury securities which match the duration of the fixed rate mortgage loans held for sale and borrowing the securities under agreements to resell. The realized loss in these instruments was recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans and is included in the net gain on sale for the nine months ended

September 30,1998. The unrealized loss on these instruments of $15.0 million at September 30, 1998 was recognized as a hedge loss. Prior to September 30, 1998, unrealized losses on hedge instruments were deferred and recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans.

Income Taxes. The effective income tax rate for the nine months ended September 30, 1998 was approximately 41%, which differed from the federal tax rate of 35% primarily due to state income taxes and the non-deductibility for tax purposes of amortization expense related to goodwill recognized for certain acquisitions. The increase in the provision for income taxes of $2.4 million or 11.4% to $23.4 million for the nine months ended September 30, 1998 from the provision for income taxes of $21.0 million for the nine months ended September 30, 1997 was proportionate to the increase in pre-tax income and amortization expense related to goodwill.

FINANCIAL CONDITION

September 30, 1998 Compared to December 31, 1997

Prior to October 1998, the Company hedged, in part, its interest rate exposure on fixed-rate mortgage loans held for sale through the use of securities sold but not yet purchased and securities purchased under agreements to resell. Securities purchased under agreements to resell decreased $137.7 million or 17.8% from $772.6 million at December 31, 1997 to $634.9 million at September 30, 1998 and securities sold but not yet purchased decreased $140.4 million or 18.1% from $775.3 million at December 31, 1997 to $634.9 million at September 30, 1998. The Company stopped hedging its new loan production during the third quarter of 1998 and in October 1998 the Company closed its short treasury positions and is not currently hedging its mortgage loans held for sale. The hedge positions which were being carried at September 30, 1998 were closed in October 1998, which resulted in a $7.5 million devaluation from September 30, 1998 until the time the hedge positions were closed which will be charged to the income statement in the fourth quarter as a hedge loss.

Mortgage loans held for sale at September 30, 1998 were $1.60 billion, representing a decrease of $7.4 million or 4.4% over mortgage loans held for sale of $1.67 billion at December 31, 1997. Included in mortgages held for sale at September 30, 1998 and December 31, 1997 were $93.5 million and $53.9 million, respectively, of mortgage loans which were not eligible for securitization due to delinquency and other factors (loans under review). The amount by which cost exceeds market value on loans under review is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income in the period of change. The valuation allowance at September 30, 1998 and December 31, 1997 was $18.0 million and $11.5 million, respectively.

Interest-only and residual certificates at September 30, 1998 were $528.5 million, representing an increase of $305.2 million or 136.7% over interest-only and residual certificates of $223.3 million at December 31, 1997 and capitalized mortgage servicing rights increased $23.8 million or 68.1% from $35.0 million at December 31, 1997 to $58.7 million at September 30, 1998. The increases in interest-only and residual certificates and capitalized mortgage servicing rights resulted primarily from the delivery of $4.5 billion in mortgage loans into six securitizations during the nine months ended September 30, 1998.

Borrowings under warehouse financing facilities at September 30, 1998 were $1.60 billion, representing a decrease of $129.2 million or 7.5% over warehouse financing facilities of $1.73 billion at December 31, 1997.

Term debt and notes payable at September 30, 1998 were $392.8 million, representing an increase of $262.4 million or 201.1% over term debt and notes payable of $130.5 million at December 31, 1997. This increase was primarily a result of financing the increase in interest-only and residual certificates and an increase of $92.5 million in outstanding borrowings under the Company's working capital line of credit. At September 30, 1998, the Company's working capital line of credit had an outstanding balance of $92.5 million.

Redeemable preferred stock was $50.0 million at September 30, 1998 compared to $0 at December 31, 1997. The redeemable preferred stock was sold in July 1998 and was convertible into non-registered common stock at $10.44 per share. As described hereafter, the convertible feature which allowed the redeemable preferred stock holder to convert into common stock was eliminated subsequent to September 30, 1998.

Stockholders' equity as of September 30, 1998 was $288.6 million, representing an increase of $34.5 million over stockholders' equity of $254.1 million at December 31, 1997. This increase was primarily a result of net income for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses its cash flow from the sale of loans through securitizations, whole loan sales, loan origination fees, processing fees, net interest income, servicing fees and borrowings under its warehouse and term debt facilities to meet its working capital needs. The Company's cash requirements include the funding of loan purchases and originations, payment of interest costs, funding of over-collateralization requirements for securitizations, maintaining hedge positions, meeting margin calls (if any), operating expenses, income taxes, acquisitions when acquired for cash and capital expenditures.

During the three months ended September 30, 1998 debt, equity and asset-backed markets were significantly volatile, effectively denying the Company access to publicly traded debt and equity markets to fund cash needs. Additionally, the spread demanded over treasury securities to acquire newly issued asset-backed securities by investors widened resulting in less profitable gain on sales of loans sold through securitization. The Company has responded by reducing the premium the Company pays to correspondents and brokers to acquire loans, but there can be no assurance the reduction of premiums in the future will offset the wider spreads demanded by investors, or investors will continue to invest in asset-backed securities at all.

The Company has an ongoing need for substantial amounts of capital. Adequate credit facilities and other sources of funding are essential to the continuation of the Company's ability to purchase and originate loans. As a result of increased loan purchases and originations and its growing securitization program, the Company has operated, and expects to continue to operate, on a negative cash flow basis. During the nine months ended September 30, 1998, the Company used cash flows in operating activities of $186.7 million, a decrease of $923.1 million, or 83.2%, over cash flows used in operating activities of $1.1 billion during the nine months ended September 30, 1997. During the nine months ended September 30, 1998, the Company received cash flows from financing activities of $182.3 million, a decrease of $948.8 million or 83.9% over cash flows received from financing activities of $1.1 billion during the nine months ended September 30, 1997. The cash flows used in operating activities related primarily to securitization activities and the funding of mortgage loan purchases or originations and cash flows received from financing activities related primarily to the funding of the mortgage loan purchases or originations.

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

The Company, based on current volatility in equity, debt and asset-backed markets, among other things, has entered in October 1998 into intercreditor arrangements with its three largest warehouse lenders which comprised $3.25 billion of available warehouse lines at September 30, 1998. The intercreditor arrangements provide for the warehouse lenders to "standstill" and keep outstanding balances under their facilities in place, subject to certain conditions (including the requirement that the Company enter into a letter of intent to effectuate a change of control by the 45th day (or the end of November
1998) of the standstill period) for up to 90 days (which expires mid-January
1999) in order for the Company to explore its financial alternatives. The intercreditor agreements also provide, subject to certain conditions, the lenders will not issue any margin calls requesting additional collateral be delivered to the lenders (see Note 4 "Warehouse Finance Facilities, Term Debt and Notes Payable" of the Notes to the Condensed Consolidated Financial Statements).

All three significant warehouse lenders have not formally reduced the amount available under the facilities and have informally indicated that they will continue to fund the Company under their uncommitted facilities, but each of the three warehouse lenders has indicated their desire that the Company reduce the average amount outstanding on their warehouse facilities in the future. However, there can be no assurance that they will continue to fund the Company under their uncommitted facilities in the future (see Note 7 "Other Events Subsequent to September 30, 1998" of the Notes to the Condensed Consolidated Financial Statements).

At September 30, 1998, the Company had a $1.25 billion uncommitted warehouse and residual financing facility with Paine Webber Real Estate Securities, Inc. This warehouse facility bears interest at rates ranging from LIBOR plus 0.65% to LIBOR plus .90%. Approximately $818 million was outstanding under this warehouse facility as of September 30, 1998.

At September 30, 1998, the Company also had a $1.0 billion uncommitted warehouse facility with Bear Stearns Home Equity Trust 1996-1. This facility bears interest at LIBOR plus 0.75%. Approximately $322 million was outstanding under this facility at September 30, 1998.

In March 1998, the Company entered into a $1.0 billion committed warehouse and residual financing facility with German American Capital Corporation, a subsidiary of Deutsche Bank North American

Holding Corp. The facility provided for $1.0 billion in committed warehousing for mortgage loans held for sale including a $100.0 million credit facility to be collateralized by interest-only and residual certificates. Approximately $372 million was outstanding under this warehouse and residual financing facility at September 30, 1998.

Subsequent to September 30, 1998, to induce German American Capital Corporation to enter the intercreditor agreement, the Company allowed German American Capital Corporation's committed warehouse and residual facility to become uncommitted (see Note 4 "Warehouse Finance Facilities, Term Debt and Notes Payable" and Note 7 "Other Events Subsequent to September 30, 1998" of the Notes to the Condensed Consolidated Financial Statements).

Additionally, at September 30, 1998, the Company had approximately $175 million available under numerous other warehouse lines of credit. As of September 30, 1998, approximately $135 million was outstanding under these lines of credit. Interest rates ranged from LIBOR plus 0.65% to LIBOR plus 1.50% as of September 30, 1998, and all borrowings mature within one year.

Outstanding borrowings on the Company's warehouse financing facilities are collateralized by mortgage loans held for sale, warehouse financing due from correspondents and servicing rights on approximately $150 million of mortgage loans. Upon the sale of these loans and the repayment of warehouse financing due from correspondents, the borrowings under these lines are repaid.

At September 30, 1998, the Company had borrowed $131.7 million under its residual financing credit facility with Paine Webber Real Estate Securities, Inc. Outstanding borrowings bear interest at LIBOR plus 2.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

Bear, Stearns & Co. Inc. and its affiliates, Bear, Stearns Mortgage Capital Corporation and Bear, Stearns International Limited, provide the Company with a residual financing credit facility which is collateralized by certain interest-only and residual certificates owned by the Company. At September 30, 1998, $97.7 million was outstanding under this credit facility, which bears interest at 1.75% per annum in excess of LIBOR.

At September 30, 1998, the Company had borrowed $2.4 million under a residual financing credit facility which matured August 1998, bears interest at 2.0% per annum in excess of LIBOR and is collateralized by certain interest-only and residual certificates. The Company is currently discussing an extension of this facility, but there can be no assurance an extension can be obtained.

The Company also has available a $7 million credit facility which matures July 31, 1999 and bears interest at 10% per annum from an affiliate of a stockholder. At September 30, 1998, $6.8 million was outstanding under this credit facility. Subsequent to September 30, 1998, the $7 million credit facility was amended to provide for repayment of principal and interest over 36 months and, based on certain circumstances, a partial prepayment of principal may be required on July 31, 1999.

BankBoston provides the Company a revolving credit facility which matured October 1998, bears interest at prime and provides for borrowings up to $50 million subject to the following terms: (i) to finance interest-only and residual certificates, to be repaid according to a repayment schedule calculated by BankBoston with a maximum amortization period after October 1998 of three years; or (ii) for acquisitions or bridge financing. BankBoston, with participation from another financial institution, provides the Company with a $45 million working capital facility, which bears interest at prime. At September 30, 1998, $92.5 million was outstanding under these credit facilities.

BankBoston has advised the Company that the bank does not intend to renew or extend the facility. Accordingly, the Company entered into a forbearance and intercreditor agreement with Bank Boston with respect to its $95 million revolving bank facility, which matured by its terms in October 1998. That agreement provides that the bank will take no collection action for 45 days, or until the end of November 1998 extending for an additional 45 days (to total of 90 days or until mid-January 1999) if a letter of intent to effectuate a change of control has been entered into by the Company during the initial 45 day period (see Note 7 "Other Events Subsequent to September 30, 1998" of the Notes to the Condensed Consolidated Financial Statements).

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

On July 14, 1998, Travelers Casualty and Surety Company and Greenwich Street Capital Partners II, L.P. and certain affiliated entities (together, the "Purchasers") purchased $50 million of the Company's Series A redeemable preferred stock. The Series A redeemable preferred stock was convertible to non-registered common stock at $10.44 per share. The Series A redeemable preferred stock bears no dividend and is redeemable by the Company over a three-year period commencing in ten years if not previously converted. As part of the preferred stock purchase agreement, the Company shall use its best efforts to cause two persons designated by the Purchasers to be elected to the Company's board of directors. The Purchasers were also granted an option to purchase, within the next three years, an additional $30 million of Series B redeemable preferred stock at par with a conversion price into common stock of $22.50. Subsequent to September 30, 1998, the terms of the $50 million redeemable preferred stock were amended to eliminate the preferred stock feature to convert into common (see Note 5 "Redeemable Preferred Stock" of the Notes to the Condensed Consolidated Financial Statements).

On October 15, 1998 the Company reached an agreement for a $33 million standby revolving credit facility with Greenwich Street Capital Partners, II, L.P., and certain affiliates ("Greenwich Street"). The facility is available to provide working capital for a period of up to 90 days, or until the middle of January 1999 during which time the Company intends to explore financial and strategic alternatives including the possible sale of the Company. The terms of the new facility result in substantial dilution of existing common stockholders' equity equating to a minimum of 40%, up to a maximum of 90%, on a diluted basis, depending on (among other things) when, or whether, a change of control transaction occurs.

Pursuant to the $33 million Greenwich Street facility, Greenwich Street received a $3.3 million commitment fee, and exchangeable preferred stock representing the equivalent of 40% of the fully diluted equity of the Company, for making the facility available to the Company. The Greenwich Street facility provides that under certain circumstances, upon the Company entering into a definitive agreement which effectuates a change of control of the Company, Greenwich Street may elect either to receive (a) a repayment of the facility, plus accrued interest at 10% per annum, and a take-out premium or (b) additional exchangeable preferred stock.

The amount of any take-out premium is based on the average of the facility outstanding between the facility's effective date and the date of any definitive agreement for a change of control, multiplied by either 20%, 100% or 200% as outlined below. If there is no change of control then no take-out premium is due.

The amount of additional exchangeable preferred stock potentially issuable to Greenwich Street is based upon the time elapsed between the effective date of the facility and the date of any such definitive agreement as outlined below.

              Take-Out       Percentage of Cumulative
Days          Premium        Diluted Equity Issued in the Form of
Elapsed       Percentage     Additional Preferred Stock
-------       ----------     ------------------------------------
                             (In addition to the initial 40%)

0-45             20%                     0%
46-90           100%                    20%
Over 90         200%                    50%

The facility matures at the end of the 90-day commitment period, at which time, it could be exchanged at the holder's election for preferred stock representing the equivalent of an additional 50% of the diluted equity. If not exchanged for preferred stock, the facility must be repaid together with interest.

The terms of the above standby revolving credit facility and the intercreditor agreement will result in both significant interest expense and stockholder dilution in the fourth quarter of 1998. Interest expense and dilution with respect to the standby revolving credit facility in addition to its 10% terms and $3.3 million commitment fee, is dependent on whether and to what extent the take out premium becomes effective, whether a definitive agreement is entered into and if so, the timing of such agreement and on the value attributable to the preferred stock issued or to be issued. Interest expense with respect to the intercreditor agreement will be increased due to the value attributed to the warrants issued. Management cannot estimate the amount of interest expense or dilution at this time due to the variable factors involved, but expects each to be significant.

The Company's business requires continual access to short and long-term sources of capital. In view of, among other things, reduction in available cash and credit resources, the Company has retained Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") to advise the Company as to financial and strategic alternatives. The Company is actively working with DLJ to seek a long-term investor in the Company or a sale or similar transaction resulting in a change of control of the Company. Although the Company is actively working with DLJ to seek a long-term investor, in light of volatile market conditions and the fact the total market capitalization of the Company's common stock outstanding currently (total common stock outstanding multiplied by the quoted market price of the Company's common stock) is below the equity value of the Company at September 30, 1998, there can be no assurance the Company will be able to execute a change of control transaction at a price that would be able to recover the equity value of the Company or execute a change of control transaction at all.

The Company has substantial capital requirements and it anticipates that it will need to arrange for additional external cash resources through the sale or securitization of interest-only and residual certificates, increased credit facilities or the sale or placement of debt, preferred stock or equity securities. There can be no assurance that existing warehouse and interest-only and residual certificate lenders will continue to fund the Company under their uncommitted and committed facilities, that existing credit facilities can be increased, extended or refinanced, that the Company will be able to arrange for the sale or securitization of interest-only and residual certificates in the future on terms the Company would consider favorable, that debt, preferred stock or equity sources will be available to the Company at any given time or on terms the Company would consider favorable or that funds generated from operations will be sufficient to repay its existing debt obligations or meet its operating and capital requirements. To the extent that the Company is not successful in increasing, maintaining or replacing existing credit facilities, in selling or securitizing interest-only and residual certificates or in the placement of debt, preferred stock or equity securities, the Company would not be able to hold a large volume of loans pending securitization and therefore would have to curtail its loan production activities or attempt to increase the volume of whole loan sales to sustain operations. There can be no assurance the Company would be successful in increasing whole loan sales to the level required to sustain operations.

Additionally, there can be no assurance that the Company will be able to enter into a letter of intent relating to a change of control in order to continue the intercreditor agreements with the significant warehouse lenders and the forbearance and intercreditor agreement with BankBoston in effect. If a letter of intent is not executed within 45 days (by the end of November 1998) from the signing of the intercreditor agreements and the forbearance and intercreditor agreement, the agreements would expire and the lenders could demand repayment at a time when the Company is without resources to make such payments. In such event the Company would be unable to continue its business.

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

If actual prepayment speed or credit losses of a loan portfolio materially and adversely vary from the Company's original assumptions over time, the Company would be required to adjust the value of the interest-only and residual certificates, and such adjustment could have a material adverse effect on the Company's financial condition and results of operations. Higher than anticipated rates of loan prepayments or credit losses over a substantial period of time would require the Company to write down the value of the interest-only and residual certificates, adversely affecting earnings. There can be no assurance that the Company's assumptions as to prepayment speeds and credit losses will prove to be reasonable. To the Company's knowledge, there is a limited market for the sale of interest-only and residual classes of certificates and there can be no assurance that these assets can be sold for the value reflected on the balance sheet.

RISK MANAGEMENT

The Company purchases and originates mortgage loans and then sells them primarily through securitizations. At the time of securitization and the delivery of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or "spread", between the interest rate on the loans and the interest rate paid to investors (which typically is priced based on the Treasury Security with a maturity corresponding to the anticipated life of the loans). Historically, when interest rates rise between the time the Company originates or purchases the loans and the time the loans are priced at securitization, the spread narrows, resulting in a loss in value of the loans. To protect against such losses, in quarters prior to October 1998, the Company hedged a portion of the value of the loans through the short sale of Treasury Securities. Prior to hedging, the Company performed an analysis of its loans taking into account, among other things, interest rates and maturities to determine the amount, type, duration and proportion of each Treasury Security to sell short so that the risk to the value of the loans would be effectively hedged. The Company executed the sale of the Treasury Securities with large, reputable securities firms and used the proceeds received to acquire Treasury Securities under repurchase agreements. These securities were designated as hedges in the Company's records and were closed out when the loans were sold.

Historically, when the value of the hedges decreased, offsetting an increase in the value of the loans, the Company, upon settlement with its counterparty, would pay the hedge loss in cash and realize the corresponding increase in the value of the loans as part of its interest-only and residual certificates. Conversely, if the value of the hedges increased, offsetting a decrease in the value of the loans, the Company, upon settlement with its counterparty, would receive the hedge gain in cash and realize the corresponding decrease in the value of the loans through a reduction in the value of the corresponding interest-only and residual certificates.

The Company believes that its hedging activities using Treasury Securities were substantially similar in purpose, scope and execution to customary hedging activities using Treasury securities engaged in by several of its competitors.

During the three months ended September 30, 1998, due to significant volatility in debt, equity and asset-backed markets, investors increased investments in Treasury Securities and at the same time demanded wider spreads over Treasury Securities to acquire newly issued asset-backed securities. The effect of the increased demand for the Treasury Securities resulted in a devaluation of the Company's hedge position, resulting in the Company paying approximately $47.5 million through the time the hedge positions were closed in October 1998 ($40 million in the third quarter and $7.5 million which will be reflected in the fourth quarter), which was not offset by an equivalent increased gain on sale of loans at the time of securitization as the investors demanded wider spreads over the Treasury Securities to acquire the Company's asset-backed securities issued during the quarter. During the three months ended September 30, 1998, the Company stopped hedging its interest rate risk on loan purchases and in October 1998 the Company closed all of its open hedge positions (see Note 6 "Hedge Losses" of the Notes to the Condensed Consolidated Financial Statements).

The Company uses discount rates ranging from 11% to 14.5% to present value the differential (spread) between (i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a normal servicing fee. Based on market volatility in the asset-backed markets and the widening of the spreads recently demanded by asset-backed investors to acquire newly issued asset-backed securities, there can be no assurance that discount rates utilized by the Company in the future to present value the spread described above will not increase, particularly if widening of the spreads demanded by asset-backed investors to acquire newly issued asset-backed securities continues to increase. An increase in the discount rates used to present value the spread described above of 1%, 5% or 10% would result in a corresponding decrease in the value of the interest-only and residual certificates at September 30, 1998 of approximately 3%, 12% or 22%, respectively.


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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative was designated as part of a hedge transaction and, if it is the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The ineffective portion of hedges will be recognized in current-period earnings.

The actual effect implementation of SFAS 133 will have on the Company's financial condition and results of operations will depend on various factors determined at the period of adoption, including whether the Company is hedging its interest rate risk loan purchases, the type of financial instrument used to hedge the Company's interest rate risk on loan purchases, whether such instruments qualify for hedge accounting treatment, the effectiveness of the hedging instrument, the amount of mortgage loans held for sale which the Company intends to hedge, and the level of interest rates. Accordingly, the Company can not determine at the present time the impact adoption of SFAS 133 will have on its statement of operations or balance sheet.

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"). SFAS 134 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Backed Securities" ("SFAS 65"), to require that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. Previously, SFAS 65 required that after an entity that is engaged in mortgage banking activities has securitized a mortgage loan that is held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests as trading, regardless of the entity's intent to sell or hold the securities or retained interest. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. On the date SFAS 134 is initially applied, an enterprise may reclassify from

"trading" those mortgage-backed securities and other beneficial interests that were retained after the mortgage loans were securitized.

The actual effect the adoption of SFAS 134 will have on the Company's financial condition and results of operations will depend on various factors, including the amount of interest-only and residual certificates and the Company's ability and intent to sell or hold those investments. Accordingly, the Company can not determine at the present time the impact the application of the provisions of SFAS 134 will have on its statement of operations or balance sheet.

YEAR 2000

The year 2000 (Y2K) problem is the result of computer programs being written using two digits rather than four to define the applicable year. Thus the year 1998 is represented by the number "98" in many software applications. Consequently, on January 1, 2000, the year will jump back to "00" in accordance with many non-Y2K compliant applications. To systems that are non-Y2K compliant, the time will seem to have reverted back 100 years. So, when computing basic lengths of time, the Company's computer programs, certain building infrastructure components (including, elevators, alarm systems, telephone networks, sprinkler systems and security access systems) and many additional time-sensitive software that are non-Y2K compliant may recognize a date using "00" as the year 1900. This could result in system failures or miscalculations which could cause personal injury, property damage, disruption of operations, and/or delays in payments from borrowers, any or all of which could materially adversely effect the Company's business, financial condition, or results of operations.

During 1998 the Company implemented an internal Y2K compliance task force. The goal of the task force is to minimize the disruptions to the Company's business which could result from the Y2K problem, and to minimize other liabilities which the Company might incur in connection with the Y2K problem. The task force consists of existing employees of the Company and an outside consultant hired specifically to address the Company's internal Y2K issues.

The Company is in the process of conducting a company-wide assessment of its computer systems and operations infrastructure, including systems being developed to improve business functionality, to identify computer hardware, software, and process control systems that are not Y2K compliant. The Company presently believes that its business-critical computer systems which are not presently Y2K-compliant will have been replaced, upgraded or modified in the normal replacement cycle prior to 2000.

The Company has also initiated communications with third parties whose computer systems' functionality could impact the Company. These communications will facilitate coordination of Y2K solutions and will permit the Company to determine the extent to which the Company may be vulnerable to failures of the third parties to address their own Y2K issues. However, as to the systems of the third parties that are linked to the Company, there can be no guarantee that such systems that are not now Y2K compliant will be timely converted to Y2K compliance.

The costs of the Company's Y2K compliance efforts are being funded with cash flows from operations. In total, these costs are not expected to be substantially different from the normal, recurring costs that are incurred for systems development, implementation and maintenance. As a result, these costs are not expected to have a material adverse effect on the Company's overall results of operations or cash flows.

Additionally, there can be no guarantee that third parties of business importance to the Company will successfully and timely reprogram or replace, and test, all of their own computer hardware, software and process control systems. The failure of these third parties to achieve Y2K compliance by the year 2000 would have a significant adverse effect on the Company's business, financial position, results of operations and cash flows.

The Company does not yet have a comprehensive contingency plan with respect to the Y2K problem, but intends to establish such a plan during 1999 as part of its ongoing Y2K compliance effort.

The foregoing assessment of the impact of the Y2K problem on the Company is based on management's best estimates at the present time, and could change substantially. The assessment is based upon numerous assumptions as to future events. There can be no guarantee that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate.

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

Item 2.  Changes in Securities

         On July 14, 1998, the Company sold 500,000 shares of its Series A redeemable preferred stock, the net proceeds of which approximated $49.1 million. The Series A redeemable preferred stock has a par value of $0.01 per share, bears no dividends, and has a liquidation value of $100 per share. The Series A redeemable preferred stock was convertible to non-registered common stock at $10.44 per share and is redeemable by the Company over a three year period commencing in ten years if not previously converted. As part of the preferred stock purchase agreement, the Company shall use its best efforts to cause two persons designated by the purchasers to be elected to the Company's board of directors at each annual meeting of stockholders. On October 15, 1998, the terms of the redeemable preferred stock were amended to, among other things, eliminate the conversion feature into common.
         The proceeds from the sale of the Series A redeemable preferred stock were used to fund loan purchases and originations, to support securitization transactions and for general corporate purposes.

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits

                 27      Financial Data Schedule (for SEC use only)

         B.   Reports on Form 8-K

              On October 21, 1998, the Company filed a current report on Form 8-K to announce an agreement for a $33 million standby revolving credit facility to provide working capital for a period up to 90 days, during which time the Company intends to explore financial and strategic alternatives including the possible sale of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    November 16, 1998        IMC MORTGAGE COMPANY




         By:  /s/ Thomas G. Middleton


         Thomas G. Middleton, President, Chief Operating Officer, Assistant Secretary and Director









         By:  /s/ Stuart D. Marvin


         Stuart D. Marvin, Chief Financial Officer