Form 10-K
period 1998-12-31
IMC MORTGAGE CO
filed 1999-04-01
CIK 1012623

================================================================================


                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURUTIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM TO _______ TO ________
                          COMMISSION FILE NO. 333-3954

                      ------------------------------------

                              IMC MORTGAGE COMPANY
               (Exact name of issuer as specified in its charter)

                      ------------------------------------

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

                      -------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation 2-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of Common Stock held by nonaffiliates of the registrant, based on the closing price of Common Stock as reported by the Nasdaq National Market on March 26, 1999, was $6,072,684. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of March 26, 1999, 34,104,590 shares of Common Stock were outstanding.

================================================================================

                                      INDEX

          PART I.
Item 1.   Business.............................................................1
Item 2.   Properties..........................................................26
Item 3.   Legal Proceedings...................................................26
Item 4.   Submission of Matters to a Vote of Security Holders.................26

          PART II.
Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters..............................................27
Item 6.   Selected Financial Data.............................................29
Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results Of Operations........................................32
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........62
Item 8.   Financial Statements and Supplementary Data.........................64
Item 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosures...........................................103

          PART III.
Item 10.  Directors and Executive Officers of the Registrant.................105
Item 11.  Executive Compensation.............................................108
Item 12.  Security Ownership of Certain Beneficial Owners and Management.....114
Item 13.  Certain Relationships and Related Transactions.....................116

          PART IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....118
          Signatures.........................................................119

                                     PART I

Forward Looking Statements

     Certain statements in this Annual Report on Form 10-K are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify forward looking statements by the use of such words as "expect", "estimate", "intend", "project", budget", "forecast", "anticipate", "plan","in the process of" and similar expressions. Forward looking statements include all statements regarding IMC's expected financial position, results of operations, cash flows, financing plans, business strategies, budgets, capital and other expenditures, competitive positions, plans and objectives of management and markets for stock. All forward looking statements involve risks and uncertainties. In particular, any statements contained herein regarding the consummation and benefits of the proposed transaction with Greenwich Street Capital Partners II, L.P. and certain related funds (the "Greenwich Funds"), as well as expectations with respect to future sales, operating efficiencies and product and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of IMC, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, the demand for IMC's services, competitive factors in the industry in which IMC competes, changes in government regulation, continuing tightening of credit availability to the subprime mortgage industry, early termination of the amended and restated intercreditor agreements or the standstill periods relating to certain of IMC's creditors, increased yield requirements by asset-backed investors, lack of continued availability of IMC's credit facilities, reduction in real estate values, reduced demand for non-conforming loans, changes in underwriting criteria applicable to such loans, prepayment speeds, delinquency and default rates of mortgage loans owned or serviced by IMC, rapid fluctuation in interest rates, risks related to not hedging against loss of value of IMC's mortgage loan inventory, changes which influence the loan securitization and the net interest margin securities (excess cashflow trust) markets generally, lower than expected performance of companies acquired by IMC, market forces affecting the price of IMC's common stock and other uncertainties associated with IMC's current financial difficulties and the proposed transaction with the Greenwich Funds, and other risks identified in IMC Mortgage Company's Securities and Exchange Commission filings.

Item 1.  Business

     IMC Mortgage Company ("IMC" or the "Company") is a specialized consumer finance company engaged in purchasing, originating, servicing and selling home equity loans secured primarily by first liens on one- to four-family residential properties. The Company focuses on lending to individuals whose borrowing needs are generally not being served by traditional financial institutions due to such individuals' impaired credit profiles and other factors. Loan proceeds typically are used by such individuals to consolidate debt, to refinance debt, to finance home improvements, to pay educational expenses and for a variety of other uses. By focusing on individuals with impaired credit profiles and by providing prompt responses to their borrowing requests, the Company has been able to charge higher interest rates for its loan products than typically are charged by conventional mortgage lenders. References herein to "IMC" or the "Company" mean IMC Mortgage Company, a Florida corporation, and its subsidiaries on a consolidated basis, unless the context otherwise requires.

     IMC purchases and originates non-conforming home equity loans through a diversified network of correspondents and mortgage loan brokers and on a retail basis through its direct consumer lending effort. As of December 31, 1998, IMC had in excess of 500 approved correspondents, 1,500 approved mortgage loan brokers and 80 Company-owned retail branches. IMC has experienced growth in loan production from total purchases and originations of approximately $5.9 billion for the year ended December 31, 1997 to $6.2 billion for the year ended December 31, 1998. The growth in loan production from total purchases and originations for the year ended December 31, 1998 resulted primarily from activities through the nine months ended September 30, 1998, before the volatility in the equity, debt and asset-backed capital markets materially and adversely affected the business of the Company. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Liquidity and Capital Resources". The loan production from purchases and originations for the three months ended December 31, 1998 was the lowest loan production of any fiscal quarter in 1998. See "Loan Purchases and Originations". IMC's network of correspondents accounted for approximately 73.7% and 62.1% of loan production in 1997 and 1998, respectively. Through its network of mortgage brokers, IMC generated approximately 13.3% and 22.6% of its loan production in 1997 and 1998, respectively. IMC's direct consumer lending effort contributed approximately 13.0% and 15.3% of loan production in 1997 and 1998, respectively.

     The Company's total revenues increased from $238.8 million for the year ended December 31, 1997 to $321.2 million for the year ended December 31, 1998, while net income decreased from $47.9 million for the year ended 1997 to a net loss of $100.5 million for the year ended December 31, 1998. Gain on sale of loans, net, represented $181.0 million, or 75.8% of total revenues, for the year ended 1997 and $205.9 million, or 64.1% of total revenues, for the year ended December 31, 1998. Servicing income, net warehouse interest income and other revenues in the aggregate increased from $57.8 million, or 24.2% of total revenues, for the year ended 1997 to $115.3 million, or 35.9% of total revenues, for the year ended December 31, 1998.

     IMC sold the majority of its loans through September 30, 1998 through its securitization program and retained the right to service such loans. Since September 30, 1998, the Company has focused on selling its loans through whole loan sales to third parties for cash primarily on a servicing released basis due to volatility in asset-backed capital markets and to improve cash flow from operations. The whole loan sales may be on a servicing retained basis (in which IMC retains the right to service the loans after the sale) or a servicing released basis (in which IMC sells the right to service the loan with the loan sold). Through December 31, 1998, IMC had completed twenty-three securitizations totaling $11.4 billion of loans. The Company earns servicing fees on the loans the Company services at a rate of 0.50% per year, which fees are payable on a monthly basis, and ancillary fees on the loans it services. As of December 31, 1997 and 1998, IMC had a servicing portfolio, including mortgage loans held for sale, of $7.0 billion and $8.9 billion, respectively.

     IMC was formed in 1993 by a team of executives experienced in the non-conforming home equity loan industry. IMC was originally structured as a partnership (the "Partnership"), with the limited partners consisting of originators of non-conforming home equity loans (the "Industry Partners") and certain members of management. The original Industry Partners included: Approved Financial Corp. (formerly American Industrial Loan Association) ("Approved"); Champion Mortgage Co. Inc. ("Champion"); Cityscape Corp.; Equitysafe, a Rhode Island general partnership ("Equitystars"); Investors Mortgage, a Washington limited partnership ("Investors Mortgage"); Mortgage America Inc. ("Mortgage America"); Residential Money Centers; First Government Mortgage and Investors Corp.; Investaid Corp.; and New Jersey Mortgage and Investment Corp. In 1994, TMS Mortgage Inc., a wholly-owned subsidiary of The Money Store Inc. ("The Money Store"), and Equity Mortgage, a Maryland limited partnership ("Equity Mortgage"), became Industry Partners. Branchview, Inc., a wholly-owned subsidiary of Lakeview Savings Bank ("Lakeview"), became an Industry Partner in 1995.

Recent Developments

Consummation of Stock Purchase by the Greenwich Funds

     The Company, like several companies in the sub-prime mortgage industry, is being materially and adversely affected by significant and adverse conditions in the equity, debt and asset-backed capital markets. IMC's ability to access equity, debt and asset-backed capital markets has become severely restricted. These market conditions resulted in several other companies in the sub-prime mortgage industry filing for bankruptcy protection, such as Southern Pacific Funding (October 1, 1998), Wilshire Financial Services Group, Inc. (March 3,
1999), MCA Financial Corp. (February 11,1999), United Companies (March 2,1999) and certain subsidiaries of First Plus Financial (March 6, 1999).

     The Company's $95 million revolving credit facility with BankBoston, N.A. matured in mid-October 1998 and BankBoston was unwilling to extend the facility. In addition, beginning in September 1998, the Company's residual lenders, which had advanced approximately $276 million to the Company collateralized by its interest-only and residual certificates, proposed to reduce their exposure by making cash margin calls. Certain of the Company's warehouse lenders holding more than $2 billion in mortgage loans also threatened to make margin calls on their credit lines during September and October 1998. During this period, the Company's traditional strategy of minimizing the risks of interest rate fluctuations through a program of short selling United States Treasury securities subjected the Company to margin calls of approximately $47.5 million in cash as a "flight to quality" following the devaluation of the Russian ruble and concerns over economic conditions in the emerging markets generally disrupted the Company's anticipated hedging strategy.

     As a consequence, in October 1998, the Company, faced with the prospect of a forced liquidation of its assets or bankruptcy and the absence of other alternative sources of capital, entered into a $33 million standby revolving credit facility with Greenwich Street Capital Partners II, L.P. ("GSCP") and certain of the other Greenwich Funds. The facility provided IMC with interim financing for a period of 90 days, which enabled the Company to continue to operate while it sought a substantial source of capital which would either invest funds in the Company or acquire the Company. In return for providing the facility, the Greenwich Funds received a $3.3 million commitment fee and non-voting Class C exchangeable preferred stock representing the equivalent of 40% of the common equity of the Company. The Class C exchangeable preferred stock is exchangeable after March 31, 1999 for Class D preferred stock, which has voting rights equivalent to 40% of the voting power of the Company. Under the loan facility, the Greenwich Funds may exchange the loans for additional shares of Class C exchangeable preferred stock or shares of Class D preferred stock in an amount up to the equivalent of 50% of the common equity of the Company (in addition to the preferred stock received for providing the facility) (the "Exchange Option"). In addition, upon certain changes in control of the Company, the Greenwich Funds could elect either to (i) receive payment of the facility, plus accrued interest and a take-out premium of up to 200% of the average principal amount of the loans outstanding or (ii) exercise the Exchange Option. The Company and the Greenwich Funds also entered into intercreditor agreements with the Company's significant creditors requiring such creditors to "standstill" for up to 90 days.

     On February 19, 1999, the Company entered into a merger agreement with the Greenwich Funds. On March 31, 1999, the merger agreement was terminated and recast as an acquisition agreement with the Greenwich Funds on substantially the same economic terms. The Company's entrance into the merger agreement and the acquisition agreement was unanimously approved by the Board of Directors of the Company, acting on the unanimous recommendation of a special committee of the Board consisting solely of disinterested directors. Under the acquisition agreement, the Company agreed to issue common stock to the Greenwich Funds representing approximately 93.5% of the outstanding common stock following such issuance. In return for such common stock issuance, the Greenwich Funds agreed to surrender their Class C exchangeable preferred stock and amend the loan agreement (i) to provide for an additional $35 million of working capital loans to the Company, (ii) to forego the Exchange Option, (iii) to reduce the takeout premium payable in certain events from 200% of the average principal amount outstanding from October 1998 to the prepayment date, to 10% of the average principal amount outstanding from the closing of the acquisition to the prepayment date and (iv) to extend the maturity of the loans thereunder until the third anniversary of the acquisition. The Company also entered into amended intercreditor agreements with certain of its creditors in February 1999 which provide an additional standstill period through the consummation of the acquisition by the Greenwich Funds and for 12 months thereafter, provided the acquisition occurs within five months, and subject to earlier termination in certain events as provided in the intercreditor agreements. The closing of the acquisition by the Greenwich Funds is subject to a number of conditions, including obtaining the approval of the shareholders of the Company for the transaction.

     The Company is in the process of preparing to call a special meeting of its shareholders to authorize the issuance of 93.5% of the common stock of IMC to the Greenwich Funds. The Board of Directors has approved the stock purchase by the Greenwich Funds and will request shareholders to vote in favor of the stock purchase to allow the Company to attempt to continue to operate, repay its creditors in an orderly manner, regain access to capital markets and preserve some value for its shareholders.

Business Strategy

Improvement of Cash Flow from Operations

     The Company has typically operated on negative cash flows from operations since inception. The Company, prior to September 30, 1998, had been able to access the capital markets and borrowings to support operations. Since September 30, 1998, the Company has had only limited access to asset-backed and debt markets, both of which were on terms that were not as favorable to the Company as the terms previously available. The Company is attempting to improve the cash flow required to fund operations and reduce its dependence on capital markets by selling loans to institutional investors instead of securitizing, and reducing the cost of its operations. To reduce the costs of its operation, the Company has reduced the number of employees and is in the process of identifying and reducing non-essential expenditures. There can be no assurance the Company can achieve a reduction of cash flow used in operations or that its attempt to reduce non-essential expenditures will be successful.

Maintenance of Underwriting Quality and Loan Servicing

     The Company's underwriting and servicing staff have extensive experience in the non-conforming home equity loan industry. The management of IMC believes that the depth and experience of its underwriting and servicing staff provide the Company with the infrastructure necessary to sustain and maintain its commitment to high standards in its underwriting and loan servicing. The Company is committed to applying consistent underwriting procedures and criteria and to training and retaining experienced underwriting staff.

Loans

Overview

     IMC's consumer finance activities consist primarily of purchasing, originating, selling and servicing mortgage loans. The vast majority of these loans are non-conforming mortgage loans that are secured by first or second mortgages on one- to four-family residences. Once loan applications have been received, the underwriting process completed and the loans funded, IMC typically packages the loans in a portfolio and sells the portfolio, either through a securitization or on a whole loan basis directly to institutional purchasers. IMC typically retains the right to service the loans that it securitizes and may retain or release the right to service the loans it sells through whole loan sales.

Loan Purchases and Originations

     As of December 31, 1998, IMC purchased and originated loans through in excess of 500 approved correspondents, 1,500 approved brokers and 80 retail branch offices.

     The following table shows channels of loan purchases and originations for the periods shown:

                                                                                        Year Ended
                                                                                        December 31,
                                                                  ------------------------------------------------------------
                                                                    1994        1995        1996          1997          1998
                                                                  --------    --------    --------      --------      --------
                                                                                        (Dollars in thousands)
Correspondent:
         Principal balance (in millions) ......................    $233        $544      $1,582        $4,342        $3,839
         Average principal balance per loan (in thousands) ....      66          62          66            73            67
         Weighted average loan-to-value ratio (1)(2) ..........   69.2%       70.6%       72.8%         75.6%         76.9%
         Weighted average interest rate .......................   11.2%       12.1%       11.5%         11.0%         10.7%
Broker:
         Principal balance (in millions) ......................     $49         $67        $121          $782        $1,393
         Average principal balance per loan (in thousands) ....      56          47          54            71            72
         Weighted average loan-to-value ratio (1)(2) ..........   71.8%       72.6%       73.4%         76.9%         78.9%
         Weighted average interest rate .......................   12.0%       12.0%       11.5%         10.7%         10.3%
Direct consumer loan originations:
         Principal balance (in millions) ......................      $1         $11         $67          $769          $945
         Average principal balance per loan (in thousands) ....      88          49          58            68            71
         Weighted average loan-to-value ratio (1)(2) ..........   80.0%       72.6%       72.5%         71.9%         74.5%
         Weighted average interest rate .......................   11.3%       11.7%       10.7%         10.7%          9.6%
Total loan purchases and originations:
         Principal balance (in millions) ......................    $283        $622      $1,770        $5,893        $6,177
         Average principal balance per loan (in thousands) ....      64          60          65            71            69
         Weighted average loan-to-value ratio (1)(2)(3) .......   69.7%       70.9%       72.9%         75.3%         77.0%
         Weighted average interest rate .......................   11.4%       12.1%       11.5%         10.9%         10.4%


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

(2) The weighted average loan-to-value ratio has increased due to increasing competition in the non-conforming home equity loan market and an increase since 1995 in the percentage of the Company's loans in the "A" Risk category (see "-- Loans -- Loan Underwriting"). "A" Risk loans are generally made to more creditworthy borrowers and therefore typically carry less credit risk and involve higher loan-to-value ratios than other categories of non-conforming loans.

(3) Includes loans with loan-to-value ratios between 80% and 100% in the amount of approximately $173 million, or 28%, $700 million, or 40%, $2.8 billion, or 48%, and $3.4 billion, or 55%, of total purchases and originations , for the years ended December 31, 1995, 1996, 1997 and 1998, respectively. The increase in loan purchases and originations with loan-to-value ratios between 80% and 100% since 1995 primarily related to the increase in purchases and originations of "A" Risk loans as a percentage of total loans purchased and originated.

     The following table shows channels of loan purchases and originations on a quarterly basis for the fiscal quarters shown:

                                                                                      Three Months Ended
                                                            ------------------------------------------------------------------------
                                                            March 31,           June 30,             September 30,       December 31
                                                              1997                1997                   1997                 1997
                                                            --------            --------             -------------       -----------
Correspondent:
  Principal balance (in millions) ......................      $631                $1,096                $1,440               $1,175
  Average principal balance
     per loan (in thousands) ...........................        69                    73                    77                   70
  Weighted average loan-to-
     value ratio(1)(2) .................................     74.2%                 74.9%                 72.3%                76.1%
  Weighted average interest rate .......................     11.3%                 11.0%                 10.8%                11.0%
Broker:
  Principal balance (in millions) ......................       $53                  $105                  $270                 $354
  Average principal balance
     per loan (in thousands) ...........................        69                    72                    67                   74
  Weighted average loan-to-
     value(1)(2) .......................................     73.9%                 75.0%                 77.4%                77.5%
  Weighted average interest rate .......................     10.6%                 10.6%                 11.0%                10.6%
Direct consumer loan originations:
  Principal balance (in millions) ......................      $135                  $191                  $198                 $245
  Average principal balance per
     loan (in thousands) ...............................        66                    67                    64                   73
  Weighted average loan-to-value
     ratio(1)(2) .......................................     69.8%                 71.0%                 72.3%                73.5%
  Weighted average interest rate .......................     10.8%                 10.9%                 10.8%                10.3%
Total loan purchases and originations:
  Principal balance (in millions) ......................      $819                $1,392                $1,908               $1,774
  Average principal balance
     per loan (in thousands) ...........................        69                    72                    74                   71
  Weighted average loan-to-
     value ratio(1)(2)(3) ..............................     73.5%                 74.4%                 76.0%                76.0%
  Weighted average interest
     rate ..............................................     11.2%                 10.9%                 10.8%                10.8%

                                                                                     Three Months Ended
                                                          --------------------------------------------------------------------------
                                                           March 30,           June 30,             September 30,       December 31,
                                                             1998                1998                   1998                 1998
                                                          ---------            --------             -------------       ------------
Correspondent:
  Principal balance (in millions) ......................    $1,161                $1,309                $1,248                $121
  Average principal balance
     per loan (in thousands) ...........................        67                    68                    67                  65
  Weighted average loan-to-
     value ratio(1)(2) .................................     76.6%                 76.9%                 77.0%               76.7%
  Weighted average interest rate .......................     10.9%                 10.7%                 10.6%               10.5%
Broker:
  Principal balance (in millions) ......................      $315                  $376                  $403                $299
  Average principal balance
     per loan (in thousands) ...........................        75                    78                    72                  75
  Weighted average loan-to-
     value(1)(2) .......................................     77.2%                 78.0%                 80.0%               79.6%
  Weighted average interest rate .......................     10.3%                 10.3%                 10.4%               10.2%
Direct consumer loan originations:
  Principal balance (in millions) ......................      $221                  $251                  $262                $211
  Average principal balance per
     loan (in thousands) ...............................        81                    77                    72                  75
  Weighted average loan-to-value
     ratio(1)(2) .......................................     72.7%                 72.6%                 76.7%               76.8%
  Weighted average interest rate .......................      9.8%                  9.8%                  9.6%                9.2%
Total loan purchases and originations:
  Principal balance (in millions) ......................    $1,697                $1,936                $1,913                $631
  Average principal balance
     per loan (in thousands) ...........................        69                    71                    69                  72
  Weighted average loan-to-
     value ratio(1)(2)(3) ..............................     76.2%                 76.6%                 77.6%               78.1%
  Weighted average interest
     rate ..............................................     10.6%                 10.5%                 10.5%                9.9%

(1) The weighted average loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the lesser of the purchase price or the apppraised value of the mortgaged property at origination. The weighted average loan-to-value ratio of loans secured by a second mortgage is determined by taking the sum of the loans secured by thefirst and second mortgages and dividing by the lesser of the purchaser price or the appraised value of the mortgaged property at origination.

(2) The weighted average loan-to-value ratio has increased due to increasing competition in the non-conforming home equity loan market and an increase since 1995 in the percentage of the Company's loans in the "A" Risk category (see "-- Loans -- Loan Underwriting"). "A" Risk loans are generally made to more creditworthy borrowers and therefore typically carry less credit risk and involve higher loan-to-value ratios than other categories of non-conforming loans.

(3) Includes loans with loan-to-value ratios between 80% and 100% in the amount of approximately $173 million, or 28%, $700 million, or 40%, $2.8 billion, or 48%, and $3.4 billion, or 55% of total purchases and originations for the years ended December 31,1995, 1996, 1997 and 1998, respectively. The increase in loan purchases and originations with loan-to-value ratios between 80% and 100% since 1995 is primarily related to the increase in purchases and originations of "A" Risk loans as a percentage of total loans purchased and originated.

     The following table shows lien position, weighted average interest rates and loan-to-value ratios for the periods shown.

                                                                                            Year Ended
                                                                                            December 31,
                                                                 ------------------------------------------------------------------
                                                                  1994           1995           1996           1997           1998
                                                                 ------         ------         ------         ------         ------
First mortgages:
  Percentage of total purchases and originations ........          82.4%          77.0%          90.3%          92.1%          92.8%
  Weighted average interest rate ........................          11.3           12.1           11.4           10.8           10.3
  Weighted average loan-to-value ratio(1) ...............          69.8           70.7           72.6           75.2           76.7
Second mortgages:
  Percentage of total purchases and originations ........          17.6%          23.0%           9.7%           7.9%           7.2%
  Weighted average interest rate ........................          11.7           12.4           12.2           12.4           11.9
  Weighted average loan-to-value ratio(1) ...............          68.8           71.7           75.6           78.5           81.6


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

     Correspondents. The largest percentage of IMC's loan volume through September 30, 1998 was purchased through correspondents. For the three-month period ending December 31, 1998 loan volume purchased from correspondents decreased significantly due to the lack of liquidity available to IMC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources". For the years ended December 31, 1994, 1995, 1996, 1997 and 1998, IMC purchased loans through its mortgage correspondent network totaling approximately $233 million, $544 million, $1.6 billion, $4.3 billion, and $3.8 billion, respectively. Total loans originated through correspondents represented 82.5%, 87.5%, 89.4%, 73.7% and 62.1% of IMC's total purchases and originations for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, respectively. The Industry Partners contributed approximately $116 million, or 41.0%, $148 million, or 23.9%, $338 million, or 19.1%, $400 million, or 6.8%, and approximately $252 million, or 4.1%, of IMC's total loan purchases and originations for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, respectively.

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

     Before purchasing loans from correspondents, IMC requires that each loan correspondent enter into a purchase and sale agreement with customary representations and warranties regarding such loans. Correspondents will then sell loans to IMC either on a flow basis or through block sales. IMC will make a flow basis purchase when a correspondent approaches IMC with the application of a prospective borrower. Because the correspondent has not yet granted a loan, IMC has the opportunity to preapprove the loan. In the preapproval process, the correspondent provides IMC with information about the borrower and the collateral for the potential loan, including the applicant's credit, employment history, current assets and liabilities, a copy of recent tax returns and the estimated property value of the collateral. If IMC preapproves the loan, the correspondent lends to the borrower pursuant to certain

IMC guidelines. After the correspondent has made the loan, IMC purchases the loan from the correspondent. A block purchase occurs when the correspondent has made numerous loans without seeking preapproval from IMC. The correspondent offers a block of loans to IMC and IMC will purchase those loans in the block that meet its underwriting standards. At the time of purchase, IMC generally pays the correspondent a premium, representing a value in excess of the par value of the loans (par value representing the unpaid balance of the loan amount). In its purchase agreements with its correspondents, IMC requires its correspondents to rebate premium payments if loans sold to IMC are prepaid within a specified period of time after the sale. As of December 31, 1997 and 1998, premium rebates due to IMC were $4.1 million and $4.3 million, respectively.

     Brokers. For the years ended December 31, 1994, 1995, 1996, 1997 and 1998, IMC originated approximately $49 million, $67 million, $121 million, $782 million and $1.4 billion, respectively, of loans through broker transactions. Total loans purchased and originated through broker transactions represented 17.3%, 10.7%, 6.8%, 13.3% and 22.6% of the total loans IMC purchased and originated for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, respectively. As with correspondents, IMC maintains an approved list of brokers. Brokers become part of IMC's network after IMC performs a thorough license and credit check. If a broker is approved, IMC will accept loan applications from the broker for prospective borrowers. Because brokers may submit loan applications to several prospective lenders simultaneously, IMC makes every effort to provide a quick response. IMC will process each application obtained by a broker from a prospective borrower and grant or deny preliminary approval of the application generally within one business day. In the case of an application denial, IMC will make all reasonable attempts to ensure that there is no missing information concerning the borrower that might change the decision on the loan. In addition, IMC emphasizes service to the broker and loan applicant by having loan processors follow the loan from the time of the initial application, through the underwriting verification and audit process to the funding and closing process. IMC believes that consistent underwriting, quick response times and personal service are critical to successfully originating loans through brokers.

     Direct Consumer Loans. For the years ended December 31, 1994, 1995, 1996, 1997 and 1998, IMC originated approximately $1 million, $11 million, $67 million, $769 million and $945 million of loans, respectively. Total loans originated directly to borrowers through its retail branch offices represented less than 1%, 1.8%, 3.8%, 13.0% and 15.3% of the total loans purchased or originated for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, respectively. As of December 31, 1998, IMC had in excess of 80 retail offices. IMC uses the branch office network for marketing to and meeting with individual borrowers, local brokers and referral sources such as accountants, attorneys and financial planners.

     Because borrowers may submit loan applications to several prospective lenders simultaneously, IMC attempts to provide a quick response. IMC will process each application from a borrower and grant or deny preliminary approval for the application generally within one business day from receipt of the application. In addition, the borrower usually has direct contact with an underwriter who follows the loan from the application to the closing process. IMC believes that consistent underwriting, quick response times and personal service are critical to successfully originating loans directly with potential borrowers.

     Geographic Distribution of Loans. Although IMC is licensed or registered in all 50 states, the District of Columbia and Puerto Rico, it has historically concentrated its business in the Mid-Atlantic States. While this concentration has declined, New York contributed 11.7%, 12.4%, 14.0%, 12.6% and 8.8% of IMC's total loan purchase and origination volume for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, respectively.

     The following table shows geographic distribution of loan purchases and originations for the periods shown.

                                                                                      Year Ended
                                                                                      December 31,
                                                     ------------------------------------------------------------------------------
                                                      1994              1995              1996              1997              1998
                                                     ------            ------            ------            ------            ------
States:
     New York ............................             11.7%             12.4%             14.0%             12.6%              8.8%
     Michigan ............................              7.3               8.8               7.8               7.1               8.2
     Florida .............................              4.2               6.2               6.7               7.3               7.6
     California ..........................              0.0               0.3               3.0               7.4               6.3
     Illinois ............................              2.0               3.0               4.3               5.9               6.0
     Ohio ................................              4.9               4.7               4.3               4.9               6.0
     Pennsylvania ........................              5.3               4.3               3.8               5.1               5.3
     New Jersey ..........................              6.6               9.9               7.6               4.5               3.9
     Maryland ............................             18.6              12.8               7.3               5.2               3.1
     All other states ....................             39.4              37.6              41.2              40.0              44.8

Loan Underwriting

     IMC's origination volume has typically been generated primarily from correspondents selling loans to IMC either on a flow basis or through block sales. For correspondents and brokers that originate loans on a flow basis, IMC provides them with its underwriting guidelines. Loan applications received from correspondents and brokers on a flow basis are classified according to certain characteristics including available collateral, loan size, debt ratio, loan-to-value ratio and the credit history of the applicant. Loan applicants with less favorable credit ratings generally are offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings. IMC also purchases loans on a block sale basis, in which a correspondent makes several loans without the preapproval of the Company and offers them to the Company for block purchase. Because IMC only chooses loans that meet its underwriting requirements and reunderwrites them, block loans follow the same underwriting guidelines as flow loan purchases.

     IMC maintains a staff of experienced underwriters strategically placed across the country. IMC's loan application and approval process generally is conducted via facsimile submission of the credit application to IMC's underwriters. An underwriter reviews the applicant's credit history based on the information contained in the application and reports available from credit reporting bureaus in order to determine if the applicant's credit history is acceptable under IMC's underwriting guidelines. Based on this review, the underwriter assigns a preliminary rating to the application. The proposed terms of the loan are then communicated to the correspondent or broker responsible for the application who in turn discusses the proposal with the loan applicant. When a potential borrower applies for a loan through a branch office, the underwriter will discuss the proposal directly with the applicant. IMC endeavors to respond, and in most cases does respond, to the correspondent, broker or borrower within one business day after the application is received. If the applicant accepts the proposed terms, the underwriter will contact the broker or the loan applicant to gather additional information necessary for the closing and funding of the loan.

     All loan applicants must have an appraisal of their collateral property prior to closing the loan. IMC requires correspondents and brokers to use licensed appraisers that are listed on or qualify for IMC's approved appraiser list. IMC approves appraisers based upon a review of sample appraisals, professional experience, education, membership in related professional organizations, client recommendations and review of the appraiser's experience with the particular types of properties that typically secure IMC's loans. In the case of loans purchased in blocks, if an appraiser that is not approved by IMC performed an appraisal, IMC will review the appraisal and accept it if the appraisal meets its underwriting standards.

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

     IMC has established classifications with respect to the credit profiles of loans based on certain of the applicant's characteristics. Each loan applicant is placed into one of four letter ratings "A" through "D," with subratings within those categories. Ratings are based upon a number of factors including the applicant's credit history, the value of the property and the applicant's employment status, and are subject to the discretion of IMC's trained underwriting staff. Terms of loans made by IMC, as well as the maximum loan-to-value ratio and debt service-to-income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the classification of the borrower. Borrowers with lower credit ratings generally pay higher interest rates and loan origination fees. The general criteria currently used by IMC's underwriting staff in classifying loan applicants are set forth below:


                                                  Loan Classification Criteria

                               "A" Risk                 "B" Risk                       "C" Risk                     "D" Risk
                               --------                 --------                       --------                     --------
General repayment ......  Has repaid              Has generally repaid         May have                      May have
                          installment or          installment or               experienced                   experienced
                          revolving debt          revolving credit             significant past credit       significant past credit
                                                                               problems                      problems


Existing mortgage         Current at application  Current at application       May not be current at         Must be paid full
loans...................  time and a maximum      time and a maximum           application time and          from loan proceeds
                          of two-30-day late      of three 30-day late         a maximum of one              and no more than
                          payments in the last    payments in the last         60-day late payment           149 days delinquent
                          12 months               12 months                    in the last 12 months         at closing and an
                                                                                                             explanation is
                                                                                                             required

Non-mortgage credit.....  Minor derogatory        Some prior defaults          Significant prior             Significant prior
                          items allowed with a    allowed but major            delinquencies may             defaults may have
                          letter of explanation;  credit or installment        have occurred, but if         occurred, but most
                          no open collection      debt paid as agreed          major credit or               demonstrate an
                          accounts or charge-     may offset some              installment debt in           ability to maintain
                          offs, judgments or      delinquency; open            recent periods have           regularity in payment
                          liens                   charge-offs,                 been paid as agreed,          of credit
                                                  judgements or liens          may offset some
                                                  are permitted on a           significant prior
                                                  case-by-case basis           delinquency
                                                                               obligations in the
                                                                               past

Bankruptcy filings......  Discharged more         Discharged more              Discharged more               Discharged prior to
                          than two years prior    than two years prior         than one year prior           closing
                          to closing and credit   to closing and credit        to closing and credit
                          reestablished           reestablished                reestablished

Debt service-to-
income ratio............  Generally 50% of        Generally 50% of             Generally 50% of              Generally 50% of
                          less                    less                         less                          less



Maximum loan-to-value
ratio:

Owner-occupied..........  Up to 100% for a        Generally 80% (or            Generally 75% (or             Generally 65% (or 70%
                          one- to two-family      85%*) for a one- to          80% for first liens*)         for first liens*) for
                          residence; 75% for a    two-family residence;        for a one- to two-family      a one- to two-family
                          condominium and for     70% for                      residence; 60% for a          residence; 60% for a
                          a three-to four-family  condominium and for          three- to four-family         three- to four-family
                          residence               a three- to four-            residence or condominium      residence or
                                                  family residence                                           condominium

Non-owner-occupied......  Generally 70% for a     Generally 70% for a          Generally 70% for a           N/A
                          one- to four-family     one- to two-family           one- to two-family
                          residence               residence                    residence


*    On an exception basis.

                         -------------------------------

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

                                                           Year Ended December 31,
                         ---------------------------------------------------------------------------------------------
                                    1994                             1995                          1996
                         -----------------------------   -----------------------------   -----------------------------
                                              Weighted                        Weighted                        Weighted
Borrower                            % of      Average                % of      Average             % of        Average
Classification            Total     Total      Coupon    Total      Total      Coupon     Total    Total       Coupon
--------------            -----     -----      ------    -----      -----      ------     -----    -----       ------
                                                                   (Dollars in thousands)
A Risk .............     $  156      55.0%      10.6%    $  276      44.4%      11.4%    $  883      49.9%      10.9%
B Risk .............         74      26.3       11.6        177      28.5       12.0        443      25.0       11.5
C Risk .............         38      13.5       13.0        126      20.2       13.0        338      19.1       12.3
D Risk .............         15       5.2       14.4         43       6.9       14.4        106       6.0       13.6
                         ------    ------                ------    ------                ------    ------
               Total     $  283     100.0%      11.4     $  622     100.0%      12.1     $1,770     100.0%      11.5
                         ======    ======                ======    ======                ======    ======

                                                Year Ended December 31,
                             -------------------------------------------------------------
                                          1997                            1998
                             -----------------------------   -----------------------------
                                                  Weighted                        Weighted
Borrower                               % of       Average               % of       Average
Classification                Total    Total      Coupon     Total      Total      Coupon
--------------               ------    -----      -------    ------    ------     --------
A Risk .............         $3,156      53.6%      10.4%    $3,405      55.1%      9.9%
B Risk .............          1,377      23.4       10.9      1,487      24.1%     10.6%
C Risk .............          1,092      18.5       11.7      1,079      17.5%     11.3%
D Risk .............            268       4.5       13.1        206       3.3%     12.6%
                             ------    ------                ------    ------
               Total         $5,893     100.0%      10.9%    $6,177     100.0%     10.4%
                             ======    ======                ======    ======


     The weighted average loan-to-value ratio of the Company's loans has increased due to increasing competition in the non-conforming home equity loan market and an increase since 1995 in the percentage of the Company's loans in the "A" Risk category. Loans with loan-to-value ratios in excess of 80% amounted to approximately $173 million, or 28%, $700 million, or 40%, $2.8 billion, or 48%, and $3.4 billion, or 55%, of total purchases and originations, for the years ended December 31, 1995, 1996, 1997 and 1998, respectively. The increase in loan purchases and originations with loan-to-value ratios between 80% and 100% since 1995 is primarily related to the increase in purchases and originations of "A" Risk loans as a percentage of total loans purchased and originated.

Loan Sales

     Typically, IMC sells the loans it purchases or originates through one of two methods: (i) securitization, which involves the private placement or public offering of pass-through mortgage-backed securities; and (ii) whole loan sales, which involve selling blocks of loans to single purchasers. This dual approach typically allows IMC the flexibility to better manage its cash flow, take advantage of favorable conditions in either the securitization or whole loan market when selling its loan production, and attempt to diversify its exposure to the potential volatility of the capital markets. Due to volatility in asset-backed capital markets, since September 30, 1998, IMC has focused on selling its loans through whole loan sales to third parties for cash to improve cash flow from operations. For the years ended December 31, 1994, 1995, 1996, 1997 and 1998, IMC sold approximately $262 million, $459 million, $1.1 billion, $5.0 billion and $6.7 billion of loan production, respectively.

     The following table sets forth certain information with respect to IMC's channels of loan sales by type of sale for the periods shown.


                                                                     Year Ended December 31,
                           --------------------------------------------------------------------------------------------------------
                                  1994                 1995                  1996                  1997                  1998
                           ----------------      ----------------      ----------------      ----------------      ----------------
                                      % of                  % of                   % of                  % of                 % of
                            Total     Total      Total      Total       Total     Total       Total     Total      Total      Total
                           ------     -----      ------     -----      ------     -----      ------     -----      ------     -----
                                                                 (Dollars in millions)

Securitizations ......     $   82      31.2%     $  388      84.7%     $  935      87.9%     $4,858      97.1%     $5,117      77.0%
Whole loan sales .....        180      68.8          71      15.3         129      12.1         145       2.9       1,530      23.0
                           ------     -----      ------     -----      ------     -----      ------     -----      ------     -----

  Total loan sales ...     $  262     100.0%     $  459     100.0%     $1,064     100.0%     $5,003     100.0%     $6,647     100.0%
                           ======     =====      ======     =====      ======     =====      ======     =====      ======     =====

     Securitizations. Through December 31, 1998, the Company completed twenty-three securitizations totaling approximately $11.4 billion. During the year ended December 31, 1998, IMC sold $5.1 billion of its loan volume through securitizations. The majority of loans sold through securitizations during the year ended December 31, 1998 were sold during the first nine months of the year prior to the significant volatility in the asset-backed and other capital markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources." IMC sells its loan inventory through securitization when management believes that employing this strategy will create greater long-term economic benefit to IMC stockholders and it has access to liquidity to support the securitization process. IMC intends to continue to conduct loan sales through securitizations, either in private placements or in public offerings, when market conditions and availability of financing permit such loan sales on favorable terms. See "Liquidity and Capital Resources." When IMC securitizes loans, it typically sells a portfolio of loans to a "real estate mortgage investment conduit" (a "REMIC") or owner trust that issues classes of certificates representing undivided ownership interests in the income stream to the trust. IMC may be required either to repurchase or to replace loans which do not conform to the representations and warranties made by IMC in the pooling and servicing agreements entered into when a portfolio of loans is sold through a securitization. In its capacity as servicer for a securitization trust, the Company collects and remits principal and interest payments to the appropriate trust, which in turn passes through payments to certificate owners. IMC typically retains the servicing rights and an interest in the interest-only and residual classes of certificates of the trust.

     The purchasers of trust certificates receive a credit-enhanced security. Credit enhancement is generally achieved by subordination of a subsidiary class of bonds to senior classes or an insurance policy issued by a monoline insurance company. As a result, each offering of the senior REMIC pass-through certificates has received ratings of AAA from Standard & Poor's and Aaa from Moody's Investors Service. In addition, credit enhancement is provided by over-collateralization, which is intended to result in receipts and collections on the loans in excess of the amounts required to be distributed to certificate holders of the senior interests. Although expected loss is calculated into the pricing of the sale of loans to the trust, to the extent that borrowers default on the payment of principal and interest above the expected rate of default, such loss will reduce the value of the Company's interest-only and residual class certificate. If payment defaults exceed the amount of over-collateralization, the insurance policy maintained by the trust will pay any further losses experienced by certificate holders of the senior interests in the trust or a subordinate class will bear the loss.

     Whole Loan Sales. Whole loan sales as a percent of total sales declined from 68.8% for the year ended December 31, 1994 to 15.3%, 12.1% and 2.9% for the years ended December 31, 1995, 1996 and 1997, respectively, but increased as a percent of total sales to 23.0% for the year ended December 31, 1998. Beginning in the fourth quarter of 1998, IMC began selling more loans on a whole loan sale basis to attempt to partially offset its inability during this time to favorably access the capital markets. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Liquidity and Capital Resources." Upon the sale of a loan portfolio, IMC generally receives a premium, representing a value in excess of the par value of the loans (par value representing the unpaid balance of the loan amount). IMC attempts to maximize its premium on whole loan sale revenue by closely monitoring institutional investors' requirements and focusing on originating the types of loans that meet those requirements and for which institutional purchasers tend to pay higher prices.

     IMC typically sells its loans to various institutional investors on a non-recourse basis with customary representations and warranties covering loans sold. IMC may be required to repurchase a loan in the event that its representations and warranties with respect to such loans prove to be inaccurate. Occasionally, IMC will agree to rebate a portion of the premium earned if a loan is prepaid during a limited period of time after sale, usually six months and no more than one year.

Loan Servicing and Collections

     IMC has been servicing loans since April 1994. IMC's loan servicing operation is divided into three departments: (i) collections; (ii) customer service for both borrowers and investors; and (iii) tax, insurance and tax and insurance escrow. These departments monitor loans, collect current payments due from borrowers, remit principal and interest payments to current owners of loans and pay taxes and insurance. The collections department furnishes reports and enforces the holder's rights, including recovering delinquent payments, instituting loan foreclosures and liquidating the underlying collateral. IMC retained the servicing rights to approximately $401 million, $963 million, $4.9 billion and $4.5 billion, or 87.3%, 90.5%, 97.1% and 68.0% of the loans it sold in 1995, 1996, 1997 and 1998, respectively.

     As of December 31, 1998, IMC was servicing loans representing an aggregate of approximately $8.9 billion. Revenues generated from loan servicing amounted to 7.8%, 8.5%, 7.2% and 14.1% of IMC's total revenues for the years ended December 31, 1995 and 1996 and 1997 and 1998, respectively. Management believes that the Company's loan servicing provides a consistent revenue stream to augment its loan purchasing and originating activities.

     IMC's collections policy is designed to identify payment problems early to permit IMC to address delinquency problems quickly and, when necessary, to act to preserve equity before a property goes into foreclosure. IMC believes that these policies, combined with the experience level of independent appraisers engaged by IMC, help to reduce the incidence of charge-offs on first or second mortgage loans.

     Collection procedures commence upon identification of a past due account by IMC's automated servicing system. If the first payment due is delinquent, generally a collector will telephone to remind the borrower of the payment. Five days after any payment is due, generally a written notice of delinquency is sent to the borrower. Eleven days after payment is due, generally the account is automatically placed in the appropriate collector's queue and the collector will send a late notice to the borrower. During the delinquency period, the collector will continue to frequently contact the borrower. Company collectors have computer access to telephone numbers, payment histories, loan information and all past collection notes. All collection activity, including the date collection letters were sent and detailed notes on the substance of each collection telephone call, is entered into a permanent collection history for each account.

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

     All foreclosures are assigned to outside counsel located in the same state as the secured property. Bankruptcies filed by borrowers are also assigned to appropriate local counsels who are required to provide monthly reports on each loan file.

     The following table provides certain delinquency and default experience as a percentage of outstanding principal balances of IMC's servicing portfolio for the periods shown.

                                                                              At December 31,
                                                   --------------------------------------------------------------------------
                                                       1994         1995           1996             1997             1998
                                                   -----------   -----------    -----------      -----------      -----------
Servicing portfolio (in thousands) ...........     $    92,003   $   535,798    $ 2,148,068      $ 6,956,905      $ 8,887,163
Delinquency percentages(1):
               30-59 days ....................            0.72%         2.54%          3.01%            2.35%            4.15%
               60-89 days ....................            0.15          0.59           1.01             1.21             1.25
               90+ days ......................            0.00          0.30           1.28             1.84             1.15
                                                   -----------   -----------    -----------      -----------      -----------

               Total delinquency .............            0.87%         3.43%          5.30%            5.40%            6.55%
                                                   -----------   -----------    -----------      -----------      -----------

Default percentages(2):
               Foreclosure ...................            0.00%         0.75%          0.94%            1.42%            4.84%
               Bankruptcy ....................            0.12          0.25           0.53             0.73             2.30
                                                   -----------   -----------    -----------      -----------      -----------

               Total default .................            0.12%         1.00%          1.47%            2.15%            7.14%
                                                   -----------   -----------    -----------      -----------      -----------

Total delinquency and default ................            0.99%         4.43%          6.77%            7.55%           13.69%
                                                   ===========   ===========    ===========      ===========      ===========


(1) Represents the percentages of account balances contractually past due, exclusive of loans in foreclosure, bankruptcy and real estate owned.

(2) Represents the percentages of account balances on loans in foreclosure and bankruptcy, exclusive of real estate owned.

     The following table provides certain delinquency and default experience as a percentage of outstanding principal balance for the eight quarters ended December 31, 1998, if applicable, for each of the Company's securitization trusts completed through December 31, 1998, prior to any potential recoveries:

       Delinquency and Defaults for the Company's Securitizations(1)(2)(3)
                             (dollars in thousands)

                                                  1994-1                 1995-1                 1995-2                  1995-3
                                            -----------------      -----------------      -----------------       -----------------
As of March 31, 1997:
Delinquency:
30-59 days ...........................      $1,394       3.10%     $1,576       2.89%     $2,666       3.82%      $4,157       4.23%
60-89 days ...........................         205       0.46         353       0.65         868       1.24          770       0.78
90 days and over .....................         776       1.73         425       0.78       1,136       1.63        1,305       1.33
                                            ------      -----      ------     ------      ------      -----       ------      -----
   Total .............................      $2,375       5.29%     $2,354       4.32%     $4,670       6.69%      $6,232       6.34%
                                            ======      =====      ======     ======      ======      =====       ======      =====
Total defaults .......................      $2,422       5.38%     $2,710       4.98%     $3,942       5.64%      $3,711       3.78%
                                            ======      =====      ======     ======      ======      =====       ======      =====

As of June 30, 1997:
Delinquency:
30-59 days ...........................      $  817       1.99%     $2,545       5.21%     $2,126       3.35%      $2,365       2.63%
60-89 days ...........................         148       0.36         104       0.21         835       1.32          632       0.70
90 days and over .....................           5       0.01         221       0.45         419       0.66          167       0.19
                                            ------      -----      ------     ------      ------      -----       ------      -----
      Total ..........................      $  970       2.36%     $2,870       5.87%     $3,380       5.33%      $3,164       3.52%
                                            ======      =====      ======     ======      ======      =====       ======      =====
Total defaults .......................      $2,900       7.08%     $3,041       6.23%     $4,789       7.55%      $4,202       4.67%
                                            ======      =====      ======     ======      ======      =====       ======      =====

As of September 30, 1997:
Delinquency:
30-59 days ...........................      $  867       2.32%     $  925       2.03%     $1,926       3.32%      $2,804       3.50%
60-89 days ...........................         293       0.79         642       1.40       1,375       2.37          633       0.79
90 days and over .....................         211       0.57          72       0.16       1,314       2.26          712       0.89
                                            ------      -----      ------     ------      ------      -----       ------      -----
      Total ..........................      $1,371       3.68%      1,639       3.59%     $4,615       7.95%      $4,149       5.18%
                                            ======      =====      ======     ======      ======      =====       ======      =====
Total defaults .......................      $3,239       8.68%     $3,512       7.69%     $4,378       7.54%      $4,938       6.17%
                                            ======      =====      ======     ======      ======      =====       ======      =====

As of December 31, 1997:
Delinquency:
30-59 days ...........................      $  661       1.89%     $1,358       3.26%     $1,223       2.33%      $  953       1.28%
60-89 days ...........................         294       0.84         523       1.26         837       1.59        1,556       2.10
90 days and over .....................       1,114       3.19       1,043       2.51       2,723       5.19        1,774       2.39
                                            ------      -----      ------     ------      ------      -----       ------      -----
      Total ..........................      $2,069       5.92%     $2,924       7.03%     $4,783       9.11%      $4,283       5.77%
                                            ======      =====      ======     ======      ======      =====       ======      =====
Total defaults .......................      $2,831       8.11%     $2,469       5.94%     $4,316       8.22%      $4,428       5.96%
                                            ======      =====      ======     ======      ======      =====       ======      =====

As of March 31, 1998:
Delinquency:
30-59 days ...........................      $1,087       3.46%     $1,146       2.99%     $1,086       2.26%      $1,329       1.94%
60-89 days ...........................         190       0.60         727       1.89         410       0.85%         932       1.36
90+days ..............................         567       1.81       1,161       3.02       1,518       3.16        1,423       2.08
                                            ------      -----      ------     ------      ------      -----       ------      -----
      Total ..........................      $1,844       5.87%     $3,034       7.90%     $3,014       6.27%      $3,684       5.37%
                                            ======      =====      ======     ======      ======      =====       ======      =====
Total defaults .......................      $2,242       7.14%     $2,365       6.16%     $5,194      10.80%      $4,507       6.57%
                                            ======      =====      ======     ======      ======      =====       ======      =====

                                                1994-1                 1995-1                 1995-2                  1995-3
                                          -----------------       -----------------       -----------------       -----------------
As of June 30, 1998:
Delinquency:
30-59 days .........................      $ 1,060      3.75%          757      2.16%      $ 1,452      3.35%      $ 1,410      2.26%
60-89 days .........................          367      1.30           521      1.48           926      2.14           527      0.85
90+ days ...........................          480      1.70           774      2.21         1,603      3.70           932      1.50
                                          -------      ----       -------     -----       -------      ----       -------      ----
      Total ........................      $ 1,907      6.75%      $ 2,052      5.85%      $ 3,981      9.19%      $ 2,869      4.61%
                                          =======      ====       =======     =====       =======      ====       =======      ====
Total defaults .....................      $ 1,992      7.05%      $ 2,178      6.21%      $ 4,559      10.52%     $ 4,724      7.59%
                                          =======      ====       =======     =====       =======      ====       =======      ====

As of September 30, 1998:
Delinquency:
30-59 days .........................      $   639      2.46%      $ 1,095      3.45%      $ 1,077      2.75%      $ 1,234      2.17%
60-89 days .........................          179      0.69           339      1.07           350      0.89           571      1.00
90+ days ...........................          308      1.19           637      2.00%          697      1.78%          935      1.64%
                                          -------      ----       -------     -----       -------      ----       -------      ----
      Total ........................      $ 1,126      4.34%      $ 2,071      6.52%      $ 2,124      5.42%      $ 2,740      4.81%
                                          =======      ====       =======     =====       =======      ====       =======      ====
Total defaults .....................      $ 2,169      8.37%      $ 2,794      8.79%      $ 4,585      11.70%     $ 4,780      8.40%
                                          =======      ====       =======     =====       =======      ====       =======      ====

As of December 31, 1998:
Delinquency:
30-59 days .........................      $ 1,644      6.69%      $ 1,809      6.27%      $   978      2.78%      $ 2,011      3.81%
60-89 days .........................          144      0.59           278      0.96           327      0.93           575      1.09
90+ days ...........................          432      1.76           572      1.98           917      2.60           983      1.86
                                          -------      ----       -------     -----       -------      ----       -------      ----
Total ..............................      $ 2,220      9.04%      $ 2,659      9.21%      $ 2,222      6.31%      $ 3,569      6.76%
                                          =======      ====       =======     =====       =======      ====       =======      ====
Total defaults .....................      $ 2,048      8.34       $ 3,086     10.69%      $ 4,540      12.89%     $ 4,809      9.10%
                                          =======      ====       =======     =====       =======      ====       =======      ====

                                                1996-1                 1996-2                 1996-3                  1996-4
                                          -----------------       -----------------       -----------------       -----------------
As of March 31, 1997:
Delinquency:
30-59 days .........................      $ 4,089      3.27%      $ 8,329      5.35%      $ 4,742      2.20%      $ 8,189      2.92%
60-89 days .........................        1,424      1.14         1,656      1.06         1,727      0.80         2,355      0.84
90 days and over ...................        2,111      1.69         1,074      0.69         4,186      1.95         4,471      1.59
                                          -------      ----       -------     -----       -------      ----       -------      ----
      Total ........................      $ 7,624      6.10%      $11,059      7.10%      $10,655      4.95%      $15,015      5.35%
                                          =======      ====       =======     =====       =======      ====       =======      ====
  Total defaults ...................      $ 4,973      3.97%      $ 6,164      3.96%      $ 6,304      2.43%      $ 5,573      1.98%
                                          =======      ====       =======     =====       =======      ====       =======      ====


As of June 30, 1997:
Delinquency:
30-59 days .........................      $ 3,721      3.25%      $ 5,952      4.19%      $ 6,644      3.41%      $ 8,009      3.11%
60-89 days .........................        1,206      1.05         1,700      1.20         2,757      1.42         3,029      1.18
90 days and over ...................          430      0.38           154      0.11           334      0.17         1,676      0.65
                                          -------      ----       -------     -----       -------      ----       -------      ----
      Total ........................      $ 5,357      4.68%      $ 7,806      5.50%      $ 9,735      5.00%      $12,714      4.94%
                                          =======      ====       =======      ====       =======      ====       =======      ====
Total defaults .....................      $ 6,549      5.72%      $ 8,104      5.71%      $10,997      5.65%      $10,117      3.93%
                                          =======      ====       =======      ====       =======      ====       =======      ====

As of September 30, 1997:
Delinquency:
30-59 days .........................      $ 2,630      2.50%      $ 4,184      3.19%      $ 3,538      1.99%      $ 8,275      3.58%
60-89 days .........................          911      0.87         1,242      0.95         1,590      0.90         3,436      1.49
90 days and over ...................        1,794      1.71         1,163      0.89           934      0.53         3,714      1.60
                                          -------      ----       -------      ----       -------      ----       -------      ----
      Total ........................      $ 5,335      5.08%      $ 6,589      5.03%      $ 6,062      3.42%      $15,425      6.67%
                                          =======      ====       =======      ====       =======      ====       =======      ====
Total defaults .....................      $ 7,649      7.29%      $ 8,534      6.51%      $13,091      7.38%      $12,662      5.47%
                                          =======      ====       =======      ====       =======      ====       =======      ====

As of December 31, 1997:
Delinquency:
30-59 days .........................      $ 1,658      1.72%        3,794      3.20%      $ 3,887      2.39%      $ 5,686      2.69%
60-89 days .........................        1,445      1.50         2,135      1.80         2,224      1.36         2,420      1.14
90 days and over ...................        2,788      2.90         2,267      1.91         3,680      2.26         4,263      2.02
                                          -------      ----       -------      ----       -------      ----       -------      ----
      Total ........................      $ 5,891      6.12%      $ 8,196      6.91%      $ 9,791      6.01%      $12,369      5.85%
                                          =======      ====       =======      ====       =======      ====       =======      ====
Total defaults .....................      $ 7,279      7.57%      $ 8,660      7.30%      $ 9,605      5.90%      $14,014      6.63%
                                          =======      ====       =======      ====       =======      ====       =======      ====

                                                1996-1                 1996-2                 1996-3                  1996-4
                                          -----------------       -----------------       -----------------       -----------------
As of March 31, 1998:
Delinquency:
30-59 days .........................      $ 1,871      2.14%      $ 2,471      2.27%      $ 3,350      2.21%      $ 4,131      2.13%
60-89 days .........................        1,135      1.30         1,902      1.74         1,606      1.06         3,227      1.66
90+ days ...........................        1,862      2.13         3,067      2.81         3,025      2.00         5,085      2.62
                                          -------      ----       -------      ----       -------      ----       -------     -----
      Total ........................      $ 4,868      5.56%      $ 7,440      6.82%      $ 7,981      5.27%      $12,443      6.42%
                                          =======      ====       =======      ====       =======      ====       =======     =====
Total defaults .....................      $ 6,719      7.67%      $ 7,832      7.18%      $ 9,624      6.36%      $12,856      6.63%
                                          =======      ====       =======      ====       =======      ====       =======     =====

As of June 30, 1998:
Delinquency:
30-59 days .........................      $ 2,182      2.74%      $ 2,544      2.56%      $ 3,643      2.66%        4,451      2.55%
60-89 days .........................          638      0.80         1,259      1.27         1,623      1.18         2,442      1.40
90+ days ...........................        1,913      2.40         2,303      2.32         5,596      4.08         4,823      2.76
                                          -------      ----       -------      ----       -------      ----       -------     -----
      Total ........................      $ 4,733      5.94%      $ 6,106      6.14%      $10,862      7.93%      $11,716      6.72%
                                          =======      ====       =======      ====       =======      ====       =======     =====
Total defaults .....................      $ 6,510      8.17%      $ 7,635      7.68%      $ 6,434      4.70%      $14,544      8.34%
                                          =======      ====       =======      ====       =======      ====       =======     =====

As of September 30, 1998:
Delinquency:
30-59 days .........................      $ 2,099      2.86%      $ 3,894      4.33%      $ 2,679      2.16%      $ 4,942      3.14%
60-89 days .........................        1,216      1.66         1,134      1.26         1,276      1.03         2,342      1.49
90+ days ...........................        1,802      2.46         1,632      1.81         1,584      1.27         2,984      1.90
                                          -------      ----       -------      ----       -------      ----       -------     -----
      Total ........................      $ 5,117      6.98%      $ 6,660      7.40%      $ 5,539      4.46%      $10,268      6.53%
                                          =======      ====       =======      ====       =======      ====       =======     =====
Total defaults .....................      $ 6,999      9.54%      $ 7,901      8.78%      $10,052      8.09%      $16,363      9.47%
                                          =======      ====       =======      ====       =======      ====       =======     =====

As of December 31, 1998:
Delinquency:
30-59 days .........................      $ 3,595      5.38%      $ 3,293      3.95%      $ 2,916      2.56%      $ 9,728      6.77%
60-89 days .........................          758      1.13         1,453      1.74         1,513      1.33         2,056      1.43
90+days ............................          703      1.05           951      1.14         2,135      1.87         2,436      1.70
                                          -------      ----       -------      ----       -------      ----       -------     -----
      Total ........................      $ 5,056      7.57%      $ 5,697      6.84%      $ 6,564      5.75%      $14,220      9.90%
                                          =======      ====       =======      ====       =======      ====       =======     =====
Total defaults .....................      $ 7,912      11.84%     $ 9,322      11.19%     $ 9,340      8.19%      $15,769     10.97%
                                          =======      ====       =======      ====       =======      ====       =======     =====

                                                1997-1                 1997-2                   1997-3                 1997-4
                                          -----------------       -----------------       -----------------       -----------------
As of March 31, 1997:
Delinquency:
30-59 days .........................      $ 9,414      3.01%      $10,561      2.67%
60-89 days .........................        3,594      1.15         4,641      1.17
90 days and over ...................        5,217      1.67           843      0.21
                                          -------      ----       -------      ----
   Total ...........................      $18,225      5.83%      $16,045      4.05%
                                          =======      ====       =======      ====
Total defaults .....................      $ 1,170      0.37%      $   369      0.09%
                                          =======      ====       =======      ====

As of June 30, 1997:
Delinquency:
30-59 days .........................      $10,117      3.45%      $ 9,817      2.62%      $29,002      3.67%
60-89 days .........................        2,463      0.84         2,863      0.76         6,201      0.78
90 days and over ...................        5,631      1.92         3,971      1.06           927      0.12
                                          -------      ----       -------      ----       -------      ----
      Total ........................      $18,211      6.21%      $16,651      4.44%      $36,130      4.57%
                                          =======      ====       =======      ====       =======      ====
Total defaults .....................      $ 4,533      1.55       $ 4,248      1.13%      $   241      0.03%
                                          =======      ====       =======      ====       =======      ====

As of September 30, 1997:
Delinquency:
30-59 days .........................      $ 7,452      2.78%      $ 9,753      2.81%      $22,580      2.98%      $12,446      2.22%
60-89 days .........................        2,507      0.94         3,420      0.98         7,906      1.04         5,525      0.99
90 days and over ...................        7,163      2.68         5,925      1.71        14,067      1.85         4,627      0.83
                                          -------      ----       -------      ----       -------      ----       -------     -----
      Total ........................      $17,122      6.40%      $19,098      5.50%      $44,553      5.87%      $22,598      4.04%
                                          =======      ====       =======      ====       =======      ====       =======     =====
Total defaults .....................      $ 8,796      3.29%      $10,848      3.13%      $ 7,040      0.93%      $   798      0.14%
                                          =======      ====       =======      ====       =======      ====       =======     =====

                                                1997-1                 1997-2                   1997-3                 1997-4
                                          -----------------       -----------------       -----------------       -----------------
As of December 31, 1997:
Delinquency:
30-59 days .........................      $ 6,182      2.56%      $ 9,823      3.13%      $18,556      2.58%      $ 8,691      1.63%
60-89 days .........................        2,918      1.21         4,646      1.48         9,243      1.29         5,398      1.02
90 days and over ...................        5,369      2.22         5,067      1.61        21,463      2.99        10,659      2.00
                                          -------      ----       -------     -----       -------     -----       -------      ----
      Total ........................      $14,462      5.99%      $19,536      6.22%      $49,262      6.86%      $24,748      4.65%
                                          =======      ====       =======     =====       =======     =====       =======      ====
Total defaults .....................      $13,589      5.63%      $16,574      5.28%      $16,467      2.32%      $ 4,765      0.90%
                                          =======      ====       =======     =====       =======     =====       =======      ====

As of March 31, 1998:
Delinquency:
30-59 days .........................      $ 5,082      2.36%      $ 6,455      2.26%      $16,418      2.46%      $10,057      2.04%
60-89 days .........................        3,147      1.46         3,046      1.07         9,904      1.49         6,282      1.27
90 days and over ...................        5,482      2.55         7,382      2.59        18,208      2.73         7,097      1.44
                                          -------      ----       -------     -----       -------     -----       -------      ----
      Total ........................      $13,711      6.38%      $16,883      5.92%      $44,530      6.68%      $23,436      4.75%
                                          =======      ====       =======     =====       =======     =====       =======      ====
Total defaults .....................      $13,938      6.48%      $16,247      5.70%      $27,276      4.09%      $13,346      2.71%
                                          =======      ====       =======     =====       =======     =====       =======      ====

As of June 30, 1998:
Delinquency:
30-59 days .........................      $ 7,154      3.72%      $ 7,196      2.82%      $12,192      2.01%      $ 8,607      1.95%
60-89 days .........................        1,664      0.87         4,280      1.68         6,172      1.02         2,866      0.65
90 days and over ...................        4,282      2.23         5,760      2.26        12,916      2.13         3,778      0.86
                                          -------      ----       -------     -----       -------     -----       -------      ----
      Total ........................      $13,100      6.82%      $17,236      6.76%      $31,280      5.17%      $15,251      3.46%
                                          =======      ====       =======     =====       =======     =====       =======      ====
Total defaults .....................      $14,319      7.46%      $19,844      7.79%      $38,627      6.38%      $21,135      4.79%
                                          =======      ====       =======     =====       =======     =====       =======      ====

As of September 30, 1998:
Delinquency:
30-59 days .........................      $ 6,642      3.85%      $ 9,213      3.98%      $17,851      3.23%      $15,362      3.92%
60-89 days .........................        1,514      0.88         2,469      1.07         6,684      1.21         3,007      0.77
90 days and over ...................        2,725      1.58         3,061      1.32         9,373      1.69         2,305      0.59
                                          -------      ----       -------     -----       -------     -----       -------      ----
      Total ........................      $10,881      6.31%      $14,743      6.37%      $33,908      6.13%      $20,674      5.28%
                                          =======      ====       =======     =====       =======     =====       =======      ====
Total defaults .....................      $16,363      9.47%      $24,404     10.54%      $45,138      8.16%      $24,105      6.15%
                                          =======      ====       =======     =====       =======     =====       =======      ====

As of December 31, 1998:
Delinquency:
30-59 days .........................      $10,131      6.48%      $10,026      4.70%      $29,033      5.74%      $15,832      4.47%
60-89 days .........................        2,447      1.57         3,520      1.65         7,743      1.53         4,663      1.32
90 days and over ...................        3,051      1.95         4,043      1.89         7,258      1.43         3,037      0.86
                                          -------      ----       -------     -----       -------     -----       -------      ----
      Total ........................      $15,629      10.00%     $17,589      8.24%      $44,034      8.70%      $23,532      6.64%
                                          =======      ====       =======     =====       =======     =====       =======      ====
Total defaults .....................      $15,815      10.12%     $24,495     11.48%      $53,514     10.58%      $25,218      7.12%
                                          =======      ====       =======     =====       =======     =====       =======      ====

                                               1997-5                   1997-6                  1997-7                 1997-8
                                          -----------------       -----------------       -----------------       -----------------
As of September 30, 1997:
Delinquency:
30-59 days .........................      $34,046      3.52%
60-89 days .........................        5,176      0.53
90 days and over ...................          764      0.08
                                          -------      ----
      Total ........................      $39,986      4.13%
                                          =======      ====
Total defaults .....................      $   150      0.16%
                                          =======      ====

As of December 31, 1997:
Delinquency:
30-59 days .........................      $17,978      1.92%      $17,015      2.50%      $30,032      4.00%      $ 7,904      2.59%
60-89 days .........................       11,256      1.20        10,046      1.48        12,353      1.64         2,975      0.98
90 days and over ...................       23,104      2.47        15,325      2.25         5,266      0.70           794      0.26
                                          -------      ----       -------      ----       -------      ----       -------      ----
      Total ........................      $52,338      5.59%      $42,386      6.23%      $47,651      6.34%      $11,673      3.83%
                                          =======      ====       =======      ====       =======      ====       =======      ====
Total defaults .....................      $ 3,254      0.35%      $ 3,659      0.54%      $     0         0%      $     0         0%
                                          =======      ====       =======      ====       =======      ====       =======      ====

                                               1997-5                   1997-6                  1997-7                  1997-8
                                          -----------------       -----------------       -----------------       -----------------
As of March 31, 1998:
Delinquency:
30-59 days .........................      $14,416      1.61%      $14,155      2.18%      $11,048      1.49%      $ 3,647      1.24%
60-89 days .........................        9,541      1.07         5,824      0.90         6,713      0.91         2,795      0.95
90 days and over ...................       12,144      1.36        11,600      1.79        18,006      2.43         4,400      1.49
                                          -------      ----       -------      ----       -------      ----       -------      ----
      Total ........................      $36,101      4.04%      $31,579      4.87%      $35,767      4.84%      $10,842      3.68%
                                          =======      ====       =======      ====       =======      ====       =======      ====
Total defaults .....................      $24,842      2.78%      $17,358      2.68%      $ 5,085      0.69%      $ 2,096      0.71%
                                          =======      ====       =======      ====       =======      ====       =======      ====

As of June 30, 1998:
Delinquency:
30-59 days .........................      $17,801      2.14%      $12,423      2.07%      $13,752      1.95%      $ 5,262      1.89%
60-89 days .........................       10,478      1.26         6,705      1.12         6,842      0.97         2,474      0.89
90 days and over ...................       10,140      1.22         7,043      1.17        10,158      1.44         2,233      0.80
                                          -------      ----       -------      ----       -------      ----       -------      ----
      Total ........................      $38,419      4.62%      $26,171      4.36%      $30,752      4.36%      $ 9,969      3.58%
                                          =======      ====       =======      ====       =======      ====       =======      ====
Total defaults .....................      $37,962      4.57%      $27,957      4.66%      $22,228      3.15%      $ 6,613      2.37%
                                          =======      ====       =======      ====       =======      ====       =======      ====

As of September 30, 1998:
Delinquency:
30-59 days .........................      $24,358      3.23%       20,991      3.99%      $17,497      2.69%      $ 7,296      2.87%
60-89 days .........................        7,345      0.97         6,032      1.15         5,159      0.79         1,950      0.77
90 days and over ...................        6,139      0.81         3,654      0.69         4,300      0.66         1,442      0.57
                                          -------      ----       -------      ----       -------      ----       -------      ----
      Total ........................      $37,842      5.01%      $30,677      5.83%      $26,956      4.14%       10,688      4.21%
                                          =======      ====       =======      ====       =======      ====       =======      ====
Total defaults .....................      $49,919      6.61%      $35,475      6.74%      $35,269      5.42%       10,917      4.29%
                                          =======      ====       =======      ====       =======      ====       =======      ====

As of December 31, 1998:
Delinquency:
30-59 days .........................      $34,998      5.10%      $20,975      4.47%      $24,574      4.15%      $ 7,731      3.40%
60-89 days .........................       10,605      1.54         7,314      1.56         7,034      1.19         3,178      1.40
90 days and over ...................       11,019      1.60         3,676      0.78         7,768      1.31         2,508      1.10
                                          -------      ----       -------      ----       -------      ----       -------      ----
      Total ........................      $56,622      8.24%      $31,965      6.82%      $39,376      6.66%      $13,417      5.89%
                                          =======      ====       =======      ====       =======      ====       =======      ====
Total defaults .....................      $51,917      7.56%      $42,484      9.06%      $38,454      6.50%      $11,996      5.27%
                                          =======      ====       =======      ====       =======      ====       =======      ====


                                                1998-1                  1998-2                  1998-3                  1998-4
                                          -----------------       -----------------       -----------------       -----------------
As of March 31, 1998:
Delinquency:
30-59 days .........................      $23,065      2.63%      $17,703      3.54%
60-89 days .........................        8,098      0.92         7,163      1.43
90 days and over ...................          803      0.09             0      0.00
                                          -------      ----       -------      ----
      Total ........................      $31,966      3.65%      $24,866      4.97%
                                          =======      ====       =======      ====
Total defaults .....................      $   144      0.02%      $    47      0.01%
                                          =======      ====       =======      ====


As of June 30, 1998:
Delinquency:
30-59 days .........................      $12,677      1.33%      $ 7,395      1.13%      $22,454      2.63%      $15,258      3.10%
60-89 days .........................        7,145      0.75         5,497      0.84         7,319      0.86         4,762      0.97
90 days and over ...................        7,790      0.81         6,930      1.06           932      0.11         1,789      0.36
                                          -------      ----       -------      ----       -------      ----       -------      ----
      Total ........................      $27,612      2.89%      $19,822      3.03%      $30,705      3.60%      $21,809      4.43%
                                          =======      ====       =======      ====       =======      ====       =======      ====
Total defaults .....................      $ 9,116      0.95%      $ 7,810      1.19%      $   157      0.02%      $   829      0.02%
                                          =======      ====       =======      ====       =======      ====       =======      ====

As of September 30, 1998:
Delinquency:
30-59 days .........................      $22,049      2.42%      $19,202      3.21%      $19,725      2.07%      $13,815      2.43%
60-89 days .........................        8,284      0.91         6,581      1.10%        7,358      0.77%        6,160      1.08
90 days and over ...................        4,586      0.50         3,795      0.64%        3,667      0.39%        2,761      0.48
                                          -------      ----       -------      ----       -------      ----       -------      ----
      Total ........................      $34,919      3.83%      $29,578      4.95%      $30,750      3.23%      $22,736      3.99%
                                          =======      ====       =======      ====       =======      ====       =======      ====
Total defaults .....................      $23,585      2.59%      $20,586      3.45%      $15,765      1.66%      $11,743      2.06%
                                          =======      ====       =======      ====       =======      ====       =======      ====

                                                1998-1                  1998-2                  1998-3                  1998-4
                                          -----------------       -----------------       -----------------       -----------------
As of December 31, 1998:
Delinquency:
30-59 days .........................      $34,541      4.10%      $28,357      5.24%      $35,041      3.89%      $15,830      2.98%
60-89 days .........................       10,248      1.22         8,408      1.55         9,236      1.02         6,244      1.17
90 days and over ...................        6,994      0.83         2,204      0.41         3,666      0.41         2,277      0.43
                                                       ----       -------      ----       -------      ----       -------      ----
      Total ........................      $51,783      6.15%      $38,969      7.20%      $47,943      5.32%      $24,351      4.58%
                                          =======      ====       =======      ====       =======      ====       =======      ====
Total defaults .....................      $32,722      3.89%      $31,148      5.76%      $27,815      3.09%      $24,197      4.55%
                                          =======      ====       =======      ====       =======      ====       =======      ====

                                                1998-5                 1998-6
                                          -----------------       -----------------
As of September 30, 1998:
Delinquency:
30-59 days .........................      $10,787      2.19%      $20,095      2.88%
60-89 days .........................        3,915      0.79         4,167      0.60
90 days and over ...................          477      0.10           174      0.02
                                          -------      ----       -------      ----
      Total ........................      $15,179      3.08%      $24,436      3.50%
                                          =======      ====       =======      ====
Total defaults .....................      $   500      0.10%      $  ,212      0.03%
                                          =======      ====       =======      ====

As of December 31,1998:
Delinquency:
30-59 days .........................      $17,227      3.63%      $25,606      3.81%
60-89 days .........................        5,841      1.23         7,869      1.17
90 days and over ...................        1,254      0.26         2,266      0.34
                                          -------      ----       -------      ----
      Total ........................      $24,322      5.12%      $35,741      5.32%
                                          =======      ====       =======      ====
Totals defaults ....................      $ 7,973      1.68%      $11,637      1.73%
                                          =======      ====       =======      ====

(1) Delinquency is the dollar value of account balances contractually past due, excluding loans in foreclosure, bankruptcy and real estate owned.

(2) Defaults are the dollar value of account balances contractually past due on loans in foreclosure and bankruptcy, exclusive of real estate owned.

(3) The percentage of loans with loan-to-value ratios between 80% and 100% included in the 1994-1, 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3,
     1996-4,  1997-1,  1997-2,  1997-3,  1997-4, 1997-5, 1997-6, 1997-7, 1997-8,
     1998-1,1998-2,  1998-3, 1998-4, 1998-5 and 1998-6 securitization trusts, as of the closing date of each securitization, was 24.2%, 32.4%, 26.6%, 10.4%, 11.0% 12.2%, 15.7%, 18.3%, 18.0%, 20.4%, 24.2%, 21.92%, 29.08%, 29.56%,
     29.55%, 30.38%, 27.3%, 24.4%, 31.2%, 26.5%, 32.1% and 28.8%,  respectively.
     The LTV's are calculated as of the origination date of each mortgage loan based on the appraised value at the time of origination.

The following table describes certain loan loss experience of IMC's servicing portfolio of home equity loans for the fiscal years ended December 31, 1994, 1995, 1996, 1997 and 1998.

                                                                                         Year ended
                                                                                         December 31,
                                                         --------------------------------------------------------------------------
                                                            1994            1995            1996            1997            1998
                                                         ----------      ----------      ----------      ----------      ----------
                                                                                  (Dollars in thousands)
Average amount outstanding(1) ......................     $   52,709      $  294,252      $1,207,172      $4,315,238      $9,073,680
Losses(2) ..........................................             --             279           1,580           6,274          22,272
Annualized losses as a percentage of average
   amount outstanding ..............................          0.00%           0.09%           0.13%           0.15%           0.27%

(1) Average amount outstanding during the period is the arithmetic average of the principal balances of home equity loans outstanding serviced by the Company on the last business day of each month during the period.

(2) Losses are actual losses incurred on liquidated properties for each respective period. Losses include all principal, foreclosure costs and accrued interest.

Marketing

     Correspondent and Broker Networks. Marketing to correspondents and brokers is conducted through IMC's business development representatives who establish and maintain relationships with IMC's principal sources of loan purchases and originations, including financial institutions and mortgage bankers. The business development representatives provide various levels of information and assistance to correspondents and brokers and are principally responsible for maintaining IMC's relationships with its networks. Business development representatives endeavor to increase the volume of loan originations from brokers and correspondents located within the geographic territory assigned to that representative. The representatives visit customers' offices, attend trade shows and supervise advertisements in broker trade magazines. The representatives also provide IMC with information relating to correspondents, borrowers and brokers and products and pricing offered by competitors and new market entrants, all of which assist IMC in refining its programs in order to offer competitive products. The business development representatives are typically compensated with a base salary and commissions based on the volume of loans that are purchased or originated as a result of their efforts.

     Direct Consumer Lending. As of December 31, 1998, IMC marketed its direct consumer lending services through more than 80 branch offices. IMC's direct consumer loan strategy involves: (i) targeting cities where the population density and economic indicators are favorable for home equity lending, the foreclosure rate is within reasonable ranges and the non-conforming loan market has been undeserved; (ii) testing the target market prior to the establishment of a branch office; (iii) if test marketing is positive, establishing a small branch office, generally with an initial staff of two business development representatives; and (iv) setting up branch offices in executive office space with short-term leases, which eliminates high startup costs for office equipment, furniture and leasehold improvement and allows IMC to exit the market easily if the office does not meet expectations. The branch office network is used for marketing to and meeting with IMC's local borrowers and brokers.

Acquisitions and Strategic Alliances

     The Company had actively pursued a strategy of acquiring originators of non-conforming home equity loans. IMC's acquisition strategy focused on entities that originate non-conforming mortgages either directly from the consumer or through broker networks. In 1996, IMC acquired Equitystars and in January and February 1997 completed the acquisitions of Mortgage America, CoreWest Banc ("CoreWest"), Equity Mortgage, and American Mortgage Reduction Inc. ("American Reduction"). In July 1997, IMC acquired National Lending Center Inc. ("National Lending Center") and Central Money Mortgage Co., Inc. ("Central Money Mortgage"). In October and November 1997, IMC acquired Residential Mortgage Corporation and Alternative Capital Group, Inc. ("Alternative Capital Group"). Equitystars, Mortgage America and Equity Mortgage were Industry Partners. There were no acquisitions of originators of non-conforming home equity loans during 1998. As a result of the volatility of the capital markets and severely reduced or unavailable liquidity, IMC is not likely to acquire any originators of non-conforming home equity loans for the foreseeable future. The Company is currently focusing on reducing the cost of loan originations of each of the companies it has acquired. To reduce costs, the Company closed certain non-productive retail and broker offices and reduced the number of employees. The Company is in the process of identifying and reducing non-essential costs. The Company anticipates that certain additional retail and broker offices will be closed and entire operations of some of the acquired companies may be sold or shut down. There can be no assurance the Company can achieve a reduction of cash flow used in operations or that its attempt to reduce non-essential expenditures will be successful.

     Each of the foregoing acquisitions made in 1996 and 1997 has been accounted for under the purchase method of accounting and the results of operations have been included with those of the Company from the dates of acquisition. The fair value of the acquired Companies' assets approximated the liabilities assumed and, accordingly, the majority of the initial purchase prices has been recorded as goodwill which is being amortized on a straight line basis for periods of up to thirty (30) years. The initial purchase price for all of the assets of

Equitystars was 239,666 shares of common stock. The aggregate purchase price for the eight acquisitions completed in 1997 included gross cash of approximately $20.9 million, approximately 5.0 million shares of common stock, $13.2 million of notes payable to former owners of the acquired companies and assumption of a stock option plan which resulted in the issuance of options to acquire 334,596 shares of the Company's common stock. The aggregate fair value of assets acquired was approximately $71.2 million and liabilities assumed approximated $70.4 million. The Company recorded goodwill of approximately $87.0 million related to these acquisitions. Most of the acquisitions include earn-out arrangements that provide for additional consideration if the acquired company achieves certain performance targets after the acquisition. Additional purchase price of approximately $5.6 million and $1.6 million was recorded as goodwill during the years ended December 31, 1997 and 1998, respectively, related to the contingent payment terms of the acquisitions. Any such contingent payments will result in an increase in the amount of recorded goodwill related to such acquisition.

Strategic Alliances

     In order to increase the Company's volume and diversify its sources of loan originations, the Company had entered into three strategic alliances with selected mortgage lenders, pursuant to which the Company provided working capital not exceeding $800,000, provided warehouse financing and received commitments to purchase qualifying loans. In return, the Company received a more predictable flow of loans and, in some cases, an option or obligation to acquire an equity interest in the related strategic participant.

International Operations

     In April 1996, the Company together with two partners formed Preferred Mortgages, a United Kingdom joint venture. The Joint Venture Partners are IMC, Foxgard Limited ("Foxgard") and Financial Security Assurance Inc. ("FSA"). Preferred Mortgages is owned 45% by IMC, 45% by Foxgard and 10% by FSA.
Preferred Mortgages lends to borrowers in the United Kingdom with impaired credit profiles similar to the Company's domestic customers. As of December 31, 1998, Preferred Mortgages had a $78.9 million line of credit from National Westminster Bank, Plc for the purchase and origination of mortgage loans (the "NatWest Facility"), and FSA has provided an insurance policy as credit enhancement for the NatWest Facility.

     In June 1997, the Company's wholly-owned subsidiary IMC Mortgage Company, Canada Ltd. ("IMC Canada") began operations in the Canadian Province of Ontario to serve the non-conforming home equity market in the Toronto marketplace.

     Based on market conditions and limited access to liquidity, the Company is evaluating its international operations, in the United Kingdom and Canada and presently anticipates the sale of IMC's joint venture interest in Preferred
Mortgages and either the sale or closing of IMC Canada. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Liquidity and Capital Resources".

Competition

     As a purchaser and originator of mortgage loans the proceeds of which are used for a variety of purposes, including to consolidate debt, refinance debt, to finance home improvements and to pay educational expenses, the Company faces intense competition primarily from other mortgage banking companies and commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Many of these competitors are substantially larger and have more capital and other resources than the Company. Some of the Company's competitors may, in some locations, also include the Industry Partners. Furthermore, numerous large national finance companies and originators of conforming mortgages have expanded from their conforming origination programs and have allocated resources to the origination of non-conforming loans. In addition, many of these larger mortgage companies and commercial banks have begun to offer products similar to those offered by the Company, targeting customers similar to those of the Company. The entrance of these competitors into the Company's market requires the Company to pay higher premiums for loans it purchases, increases the likelihood of earlier prepayments through refinancings and could have a material adverse effect on the Company's results of operations and financial condition. In addition, competition could also result in the purchase or origination of loans with lower interest rates and higher loan-to-value ratios, which could have a material adverse effect on the Company's results of operations and financial condition. Premiums paid to correspondents as a percentage of loans purchased from correspondents by the Company remained constant at 5.3% for the years ended December 31, 1997 and 1998; however, during the fourth quarter of 1998, the Company to a large extent curtailed its purchases from correspondents and significantly reduced the premiums paid to correspondents as a percent of loans from correspondents. The weighted average interest rate for loans purchased or originated by the Company decreased from 12.1% for the year ended December 31, 1995 to 11.5% for the year ended December 31, 1996 to 10.9% for the year ended December 31, 1997 and to 10.4% for the year ended December 31, 1998. The combined weighted average loan-to-value ratio of loans purchased or originated by the Company increased from 70.9% for the year ended December 31, 1995 to 72.9% for the year ended December 31, 1996 to 75.3% for the year ended December 31, 1997 and to 77.0% for the year ended December 31, 1998.

     Competition takes many forms, including convenience in obtaining a loan, service, marketing and distribution channels and interest rates. Furthermore, the level of gains currently realized by the Company and its competitors on the sale of the type of loans purchased and originated is attracting additional competitors into this market, including at least one quasi-governmental agency, with the effect of lowering the gains that may be realized by the Company on future loan sales. Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have "locked-in" low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's borrowers to refinance their loans. During economic slowdowns or recessions, the Company's borrowers may have new financial difficulties and may be receptive to offers by the Company's competitors.

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

Regulation

     IMC's business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. IMC's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), ECOA, the Fair Credit Reporting Act of 1994, as amended, RESPA, and Regulation X, the Home Mortgage Disclosure Act and the Federal Debt Collection Practices Act, as well as other federal and state statutes and regulations affecting IMC's activities. IMC is also subject to the rules and regulations of and examinations by HUD and state regulatory authorities with respect to originating, processing, underwriting, selling and servicing loans. These rules and regulations, among other things, impose licensing obligations on IMC, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions. IMC believes, however, that it is in compliance in all material respects with applicable federal and state laws and regulations.

Environmental Matters

     To date, IMC has not been required to perform any investigation or clean up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case. In the ordinary course of its business, IMC from time to time forecloses on properties securing loans. Although IMC primarily lends to owners of residential properties, there is a risk that IMC could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by IMC, and could be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

Employees

     As of December 31, 1998, IMC had a total of 2,585 employees, 539 of whom worked in its Tampa, Florida headquarters. As of March 15, 1999, IMC had a total of 2,120 employees, 470 of whom were in its Tampa, Florida headquarters. The reduction of employees from December 31, 1998 to March 15, 1999 was a direct result of adverse market conditions and the Company's efforts to deal with its limited liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources." None of IMC's employees is covered by a collective bargaining agreement. IMC considers its relations with its employees to be satisfactory under the current adverse market conditions in which the Company operates. Several members of senior management have previously worked as a team at other lending institutions. Many employees have been associated with senior management in previous employment positions.

Item 2. Properties

     The Company's corporate headquarters are located in an approximately 83,000 square foot building at 5901 E. Fowler Avenue, Tampa, Florida 33617. The building was purchased in January 1997 for $2.6 million and through December 31, 1998, the Company spent in excess of $3 million to renovate the building.

     At December 31, 1998, IMC maintained short-term leases for regional full-service offices and retail branch offices in executive spaces in a number of locations throughout the United States. See also Note 15 of Notes to Consolidated Financial Statements.

Item 3.   Legal Proceedings

     IMC is a party to various legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of IMC.

     On December 23, 1998, the former shareholders of CoreWest sued IMC in Superior Court of the State of California for the County of Los Angeles claiming IMC agreed to pay them $23.8 million in cancellation of the contingent "earn out" payment, if any, payable by IMC in connection with IMC's purchase of all of the outstanding shares of CoreWest. The case is in the early stages of pleading; however, IMC's management believes there is no merit in the plaintiffs' claims.

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

                                                               High         Low
                                                               ----         ---
Year Ended December 31, 1997:
              First Quarter ............................      $25.00      $14.38
              Second Quarter ...........................       18.00       11.13
              Third Quarter ............................       18.44       15.38
              Fourth Quarter ...........................       19.31       11.50

Year Ended December 31, 1998:
              First Quarter ............................       13.63        7.50
              Second Quarter ...........................       18.06       10.00
              Third Quarter (1) ........................       13.75        1.97
              Fourth Quarter (1) .......................        2.88        0.25

Year Ending December 31, 1999:
              First Quarter (through March 26) (1) .....        0.56        0.16


(1) See "Management's Discussions and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources".

                                   ----------

     As of March 18, 1999, there were approximately 5,900 holders of record of the Common Stock.

     On January 13, 1999 Nasdaq notified the Company that IMC had failed to maintain a closing bid price of greater than or equal to $1.00 per share in accordance with Marketplace Rule 4450 and that IMC's stock would be delisted from the Nasdaq Stock Market if its stock price does not trade above $1.00 per share for a period of at least 10 consecutive trading days before April 13, 1999. IMC does not believe that the common stock will trade above $1.00 for the requisite period. As a result, IMC believes that its common stock will be delisted from the Nasdaq Stock Market on April 13, 1999.

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

Unregistered Sales of Securities

     On October 15, 1998, the Company issued 23,760.758 shares of its Class C exchangeable preferred stock in conjunction with a $33 million standby revolving credit facility provided by certain of the Greenwich Funds. The Class C exchangeable preferred stock has a par value of $0.01 per share, participates in dividends declared on the common stock, at a rate per share of Class C exchangeable preferred stock equal to 1,000 times the dividend per share of common stock and has a liquidation value equal to the greater of $10 per share and any liquidating distribution payable in respect of 1,000 shares of common stock per share of Class C exchangeable preferred stock. The Class C exchangeable preferred stock is exchangeable for an equivalent number of shares of Class D preferred stock in certain events and represents the equivalent of 40% of the common equity of the Company. The Class C exchangeable preferred stock is subject to redemption at the option of the holder, under certain circumstances, upon a change of control.

     On July 14, 1998, the Company sold to Travelers Casualty and Surety Company and certain of the Greenwich Funds 500,000 shares of its Class A redeemable preferred stock, the net proceeds of which approximated $49.1 million. The Series A redeemable preferred stock has a par value of $0.01 per share, pays no dividends and has a liquidation value of $100 per share. The Class A redeemable preferred stock was convertible into common stock at $10.44 per share and is redeemable by the Company over a three year period commencing July 2008. On October 15, 1998, the Class A redeemable preferred stock was amended to, among other things, eliminate the conversion feature.

     The shares of Class C exchangeable preferred stock and the shares of Class A redeemable preferred stock were issued to fewer than 10 institutional investors in transactions not involving a public offering within the meaning of
Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

     The historical Statement of Operations and Balance Sheet data set forth below as of and for the fiscal years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the Consolidated Financial Statements and Notes thereto of the Company. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources" and the Consolidated Financial Statements and Notes thereto (dollars in thousands, except share data).

                                                                                              Year Ended
                                                                                             December 31,
                                                                 ------------------------------------------------------------------
                                                                    1994          1995          1996          1997         1998
                                                                 ----------    ----------    ----------    ----------    ----------
Statement of Operation Data:
  Revenues
       Gain on sales of loans (1)(2)                                 $8,583       $20,681       $46,230      $180,963      $205,924
       Additional securization transacton expense (3)                  (560)       (5,547)       (4,158)           --            --
                                                                 ----------    ----------    ----------    ----------    ----------
          Gain on sale of loans, net                                  8,023        15,134        42,072       180,963       205,924
                                                                 ----------    ----------    ----------    ----------    ----------
       Warehouse interest income                                      2,510         7,885        37,463       123,432       147,937
       Warehouse interest expense                                    (1,611)       (6,007)      (24,535)      (98,720)     (118,345)
                                                                 ----------    ----------    ----------    ----------    ----------
          Net warehouse interest income                                 899         1,878        12,928        24,712        29,592
                                                                 ----------    ----------    ----------    ----------    ----------
       Servicing fees                                                    99         1,543         5,562        17,072        45,382
       Other                                                          1,073         1,118         5,092        16,012        40,311
                                                                 ----------    ----------    ----------    ----------    ----------
           Total servicing fees and other                             1,172         2,661        10,654        33,084        85,693
                                                                 ----------    ----------    ----------    ----------    ----------
                     Total revenues                                  10,094        19,673        65,654       238,759       321,209
                                                                 ----------    ----------    ----------    ----------    ----------

   Expenses
       Compensation and benefits                                      3,348         5,139        16,007        82,051       124,234
       Selling, general and administrative expenses (2)               2,000         3,478        15,652        64,999       130,547
       Other                                                             14           298         2,321        14,280        28,434
       Hedge loss (4)                                                    --            --            --            --        22,351
       Market valuation adjustment (5)                                   --            --            --            --        84,638
       Interest expense - Greenwich Funds (6)                            --            --            --            --        30,795
       Sharing of proportionate value of equity (7)                   1,689         4,204         2,555            --            --
                                                                 ==========    ==========    ==========    ==========    ==========
           Total Expense                                              7,051        13,119        36,535       161,330       420,999
                                                                 ==========    ==========    ==========    ==========    ==========
Pre-tax income (loss) before income taxes                             3,043         6,554        29,119        77,429       (99,790)
Pro forma provision for income taxes (8)(9)(10)                       1,187         2,522        11,190        29,500           679
                                                                 ==========    ==========    ==========    ==========    ==========
Pro forma net income (loss)(2)(9)(10)                                $1,856        $4,032       $17,929       $47,929     $(100,469)
                                                                 ==========    ==========    ==========    ==========    ==========

Pro forma basic net income (loss) per common share (10)(11)           $0.15         $0.34         $1.12         $1.76        $(3.21)
Pro forma diluted net income (loss) per common shares (10)(11)        $0.15         $0.34         $0.92         $1.54        $(3.21)
Pro forma basic average common shares outstanding (10)(11)       12,000,000    12,000,000    15,981,521    27,299,827    31,745,575
Pro forma diluted average common shares outstanding (10)(11)     12,000,000    12,000,000    19,539,963    31,147,944    31,745,575

Balance Sheet Data:
       Mortgage loans held for sale                                 $28,996      $193,003      $914,587    $1,673,144      $946,446
       Interest-only and residual certificates                        3,404        14,073        86,247       223,306       468,841
       Borrowings under warehouse finance facilities                 27,732       189,819       895,132     1,732,609       984,571

       Term debt and notes payable                                     --            11,121        47,430      130,480     432,737
       Redeemable preferred stock                                      --                --            --           --      37,333
       Shareholders' equity                                         5,856             5,609        89,337      254,064     210,610
       Total assets                                                36,642           354,551     1,707,348    2,945,932   1,683,639
Operating Data (dollars in millions):
       Loans purchased or originated                                 $283              $622        $1,770       $5,893      $6,177
       Loans sold through securitization                               82               388           935        4,858       5,117
       Whole loan sales                                               180                71           129          145       1,530
       Serviced loan portfolio (period end)                            92               536         2,148        6,957       8,887
Delinquency Data:
       Total delinquencies as a percentage of loans serviced         0.87%             3.43%         5.30%        5.40%       6.55%
        (period end)(12)(13)
       Defaults as a percentage of loans serviced                    0.12              1.00          1.47         2.15        7.14
        (period end)(13)(14)
       Net annualized losses as a percentages of average              0.0              0.09          0.13         0.15        0.27
       loans serviced for period (13)



(1) Prior to June 1996, includes interest-only and residual certificates received by ContiFinancial in connection with IMC's agreement with ContiFinancial. See Item 7. -"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Transactions with ContiFinancial - Additional Securitization Transaction Expense."

(2) Beginning January 1, 1996, the Company adopted SFAS 122, which resulted in additional gain on sale of $7.8 million, and additional amortization expense of $1.2 million for the year ended December 31, 1996. The effect on unaudited pro forma net income and pro forma net income per common share for the year ended December 31, 1996 was an increase of $4.1 million and $0.21, respectively.

(3) In 1994, 1995 and 1996, ContiFinancial received interest-only and residual certificates with estimated values of $3.0 million, $25.1 million and $13.4 million in exchange for cash payments of $2.1 million, $18.4 million and $8.6 million, respectively. In addition, ContiFinancial paid IMC $0.4 million, $1.1 million and $0.7 million in 1994, 1995 and 1996, respectively, in expenses related to securitizations. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations --Transactions with ContiFinancial - Additional Securitization Transaction Expense."

(4) Reflects losses incurred from selling short U.S. Treasury Securities. The Company historically sold U.S. Treasury Securities short to hedge against interest rate movements affecting mortgages held for sale. In 1998, the Company paid approximately $47.5 million due to devaluation of the Company's hedge position, which was not offset by an equivalent increased gain on sale of loans at the time of securitization. Of the approximately $47.5 million hedge devaluation, approximately $25 million was closed at the time the Company priced two securitizations and was reflected as an offset to gain on sale and approximately $22 million was charged to hedge loss. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discussion of Events During the Year Ended December 31, 1998," "-Results of Operations - Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997" and - "Risk Management" and Note 5 of Notes to Consolidated Financial Statements.

(5) Reflects a decrease in the estimated fair value of the interest only and residual certificates resulting from revised loss curve assumptions used to approximate the timing of losses over the life of the securitized loans and a revised discount rate used to present value the projected cash flows retained by the Company. See Item 7.-"Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Accounting Considerations" and Note 10 of Notes to Consolidated Financial Statements.

(6) Reflects interest expense related to a $33 million standby revolving credit facility with Greenwich Funds. Interest expense recognized includes accrued interest at 10%, amortization of a $3.3 million commitment fee, and the value attributable to the preferred stock issued and the preferred stock issuable to Greenwich Funds under the terms of the agreement. See Notes 3 and 4 of Notes to the Consolidated Financial Statements.

(7) Reflects expenses recorded in connection with the value sharing arrangement with ContiFinancial (the "Conti VSA") which terminated in March 1996. The Company's pre-tax income before the Conti VSA for 1994, 1995 and 1996 was $4.7 million, $10.8 million and $31.7 million, respectively. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations

     -- Transactions with ContiFinancial - Sharing of Proportionate Value of Equity" and Note 5 of Notes to Consolidated Financial Statements.

(8) Prior to its initial public offering in June 1996, IMC was organized as a partnership. That Partnership, which is included in the Consolidated Financial Statements, became a wholly-owned subsidiary of the Company after the plan of exchange described in Note 1 of Notes to Consolidated Financial Statements was consummated. The Partnership made no provision for income taxes since the Partnership's income or losses were passed through to the partners individually. The Partnership's income became subject to income taxes at the corporate level as of June 24, 1996, the effective date of the exchange described in Note 1 of Notes to Consolidated Financial Statements.

(9) Pro forma data reflects a provision for income taxes to indicate what these taxes would have been had the exchange described in Note 1 of Notes to Consolidated Financial Statements occurred in prior years.

(10) Amounts are actual for the years ended December 31, 1997 and 1998.

(11) Pro forma per share data reflects the weighted average number of common and dilutive common share equivalents outstanding during the period after giving effect to the recapitalization described in Note 1 of Notes to Consolidated Financial Statements.

(12) Represents the percentages of account balances contractually past due 30 days or more, exclusive of loans in foreclosure, bankruptcy and real estate owned.

(13) Total delinquencies, defaults and net annualized losses as a percentage of average loans serviced have each trended upward, in part, as a result of the aging of the Company's loan portfolios.

(14) Represents the percentages of account balances of loans in foreclosure and bankruptcy, exclusive of real estate owned.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis of the Company's financial condition and results of operations contain forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in the first paragraph on page 1 of this Annual Report on Form 10-K. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

General

The Company is a specialized consumer finance company engaged in purchasing, originating, servicing and selling home equity loans secured primarily by first liens on on-to-four family residential properties. The Company focuses on lending to individuals whose borrowings needs are generally not being served by traditional financial institutions due to such individuals' impaired credit profiles and other factors. Loan proceeds typically are used by such individuals to consolidate debt, to refinance debt, to finance home improvements, to pay educational expenses and for a variety of other uses. By focusing on individuals with impaired credit profiles and providing prompt responses to their borrowing requests, the Company has been able to charge higher interest rates for its loan products than typically are charged by conventional mortgage lenders.

In 1996, the Company acquired Mortgage Central Corp., a non-conforming lender, which did business under the name "Equitystars". In 1997, the Company acquired eight non-conforming mortgage lenders: Mortgage America, Inc., Equity Mortgage Co., Inc., Corewest Banc, American Mortgage Reduction, Inc., National Lending
Center, Inc., Central Money Mortgage Co., Inc., Residential Mortgage Corporation, and Alternative Capital Group, Inc. (collectively, the "Acquisitions"). These acquisitions were accounted for using the purchase method of accounting and the results of operations have been included in those of the Company from the dates of acquisition.

Discussion of Events During the Year Ended December 31, 1998

     As a result of increased loan purchases and originations and its securitization program, IMC has typically operated with negative cash flows from operations. IMC has obtained cash for its operations through a combination of access to the equity capital markets (sales of common stock), asset-backed capital markets and borrowings. The borrowings have taken three principal forms:
(i) warehouse  loans secured by IMC's inventory of mortgage loans held for sale,
(ii) loans against interest-only and residual certificates retained by IMC as a result of its securitizations of mortgage loans and (iii) working capital loans.

     In September 1998, financial difficulties primarily in Russia and Asia formed the catalyst for material volatility in capital markets resulting, in part, from a build-up of concern over economic conditions generally in emerging markets. Those concerns in turn gave rise to a general de-leveraging in the capital markets and a "flight to quality" causing a reduction in demand for asset-backed securities and an increase in demand for United States Treasury securities. These factors, among others, resulted in upheaval in the capital markets, severely restricting IMC's ability to access capital through its traditional sources.

     Moreover, several other factors, primarily related to volatility in the equity, debt and asset-backed capital markets, contributed to a liquidity crisis for IMC since September 1998.

     o First, IMC's $95 million revolving credit facilities with BankBoston, N.A. matured in mid- October 1998. While IMC was working with BankBoston to renew and increase the credit facilities, it became apparent to IMC in late September that BankBoston would not renew the credit facilities, causing the entire amount outstanding under the facilities to become due in mid-October. The BankBoston facility was secured by a pledge of certain interest-only and residual certificates, the common stock of most of IMC's subsidiaries, IMC's servicing rights and substantially all of IMC's other assets.

     o Second, IMC's lenders, which had advanced approximately $276 million at Sepember 30, 1998 to IMC collaterized by its interest-only and residual certificates, proposed to reduce their exposure by making cash margin calls on IMC.

     o Third, IMC's lenders which had advanced more than $2 billion to IMC collaterized by mortgage loans also made or threatened to make margin calls on those warehouse lines to reduce their exposure to IMC.

     o Fourth, at the same time, IMC's traditional strategy of minimizing risks of interest rate fluctuations through a hedging program of short selling United States Treasury Securities required that IMC satisfy margin calls of approximately $47.5 million in cash. This occurred at a time when IMC lacked the ability to recover that cash through sales of its inventory of whole loans, since the same upheaval in the capital markets had made sales of loans either as whole-loan sales or through securitizations at a price sufficient to generate positive cash flow virtually impossible for IMC.

     IMC's Board of Directors held a series of meetings during September 1998 and determined that IMC needed to locate a substantial source of capital which would either invest funds in IMC or acquire IMC in order to provide IMC the liquidity necessary to deal with its immediate capital requirements and to continue to operate. In September 1998 a special committee of independent directors of IMC's Board of Directors was formed to advise the full Board of Directors of IMC with respect to any change in control transactions regarding IMC. The special committee engaged J.P. Morgan Securities, Inc. (J.P. Morgan) as its financial advisor and retained legal counsel. On October 6, 1998, IMC hired Donaldson, Lufkin & Jenrette Securities Corporation (DLJ) as its financial advisor to assist it in locating such capital sources.

     During late September and early October 1998, IMC continued discussions with BankBoston to extend the maturity of the BankBoston loan facility and with IMC's interest-only and residual lenders and warehouse lenders to obtain additional credit. As a result of these discussions, it became clear that these lenders would forbear from exercising their rights under their respective facilities only if IMC could obtain cash to maintain operations during the proposed standstill period. Under the pressures associated with the impending maturity of the BankBoston loans and repeated demands from IMC's interest-only and residual lenders and warehouse lenders to reduce their exposure to IMC or face margin calls, which IMC would likely not be able to satisfy, IMC entered into negotiations with certain of the Greenwich Funds. Certain of the Greenwich Funds and a related entity, Travelers Casualty and Surety Company ("Travelers"), had previously purchased $50 million of IMC Class A preferred stock in July 1998, which was convertible into IMC common stock. The Greenwich Funds had conducted a substantial due diligence investigation of IMC in connection with the July 1998 investment. Despite IMC's and DLJ's efforts to procure additional financing sources or financing alternatives for IMC, the Greenwich Funds were the only parties willing to extend funds to IMC to enable it to continue to operate.

     As a result of these negotiations with the Greenwich Funds and IMC's lenders, on October 15, 1998, IMC entered into a loan agreement dated as of October 12, 1998 with some of the Greenwich Funds under which agreement IMC could borrow up to $33 million for a period of up to 90 days. The loan agreement provided IMC with interim financing which enabled IMC to continue to operate while it sought a substantial source of capital which would either invest funds in IMC or acquire IMC. The facility was guaranteed by IMC and IMC's subsidiaries and collateralized by subordinated liens on substantially all of IMC's and its subsidiaries' assets and a pledge of the common stock of IMC's subsidiaries. The facility bore interest at 10% per year and matured in 90 days. In return for providing the facility, certain of the Greenwich Funds received a $3.3 million commitment fee and non-voting IMC Class C exchangeable preferred stock representing the equivalent of 40% of the common equity of IMC. The Class C exchangeable preferred stock is exchangeable after March 31, 1999 for Class D preferred stock, which has voting rights equivalent to 40% of the voting power of the Company. Under the loan facility, the Greenwich Funds may exchange the loans for additional shares of Class C exchangeable preferred stock or Class D preferred stock in an amount of up to the equivalent of 50% of the common equity of IMC (in addition to the Class C exchangeable preferred stock representing the equivalent of 40% of the common equity of IMC received for providing the facility). In addition, upon certain changes in control of IMC, the Greenwich Funds could elect either to (i) receive repayment of the facility, plus accrued interest and a take-out premium of up to 200% of the average principal amount of the loan outstanding or (ii) exercise the Exchange Option. The Greenwich Funds' willingness to provide the interim financing was contingent on IMC negotiating intercreditor agreements with its significant creditors to standstill for an interim period. In connection with the Greenwich Funds loan agreement, the IMC Class A preferred stock was amended to eliminate its right to convert into IMC common stock.

     At the same time as IMC entered into the loan agreement with certain of the Greenwich Funds, IMC entered into intercreditor agreements with its three largest mortgage warehouse lenders. These three lenders together held total available warehouse financing facilities with IMC of approximately $3.25 billion collateralized by mortgage loans owned by IMC and held for sale. The intercreditor agreements provided that, subject to certain conditions, these lenders would "stand still" and take no action, including issuing margin calls, with respect to their loan facilities for 45 days. The standstill period would extend for an additional 45 days or until the second week of January 1999 if within the first 45-day time period IMC entered into a letter of intent to effect a change in control of IMC with a third party. BankBoston entered into a similar intercreditor agreement at about the same time on similar terms. Without the forbearance provided by the intercreditor agreements, IMC's lenders could have foreclosed upon their collateral or forced IMC into bankruptcy. IMC agreed to pay $1 million to each of the lenders that executed an intercreditor agreement, agreed to provide several of the lenders preferred rights as to any future IMC securitizations and agreed to issue to one of the lenders warrants to purchase 2.5% of the common stock at an exercise price of $1.72 per share.

     Throughout October and November 1998 DLJ contacted more than 70 parties on behalf of IMC, and obtained confidentiality agreements from and distributed information to more than twenty parties, of which four parties engaged in due diligence investigations of IMC at its Tampa headquarters.

     In late October 1998, IMC received a draft of a letter of intent from a private equity group relating to a proposed acquisition of certain assets and liabilities of IMC. The IMC Board of Directors determined that the terms of such proposed transaction were unsatisfactory and were insufficient to maintain the intercreditor agreements in place. The private equity group withdrew the draft letter of intent and never made a formal offer to IMC.

     During October and November 1998, IMC had direct substantive discussions with Commercial Credit, an affiliate of Travelers, with respect to a potential acquisition of IMC by Commercial Credit. During this period, Commercial Credit conducted an extensive due diligence investigation of IMC. As the end of the initial 45-day standstill period approached (that is, November 27, 1998), IMC believed that Commercial Credit would offer a letter of intent for the acquisition of IMC. However, on November 25, 1998, Commercial Credit informed IMC that it would not offer a letter of intent at that time.

     IMC's Board of Directors met on November 25, November 26 and November 27, 1998 to review IMC's situation. Those meetings were attended not only by the directors but also by, among others, representatives of DLJ and representatives of J.P. Morgan. The IMC Board of Directors determined that, among other things, IMC might have to seek protection under the United States Bankruptcy Code if it did not by the deadline of November 27, 1998 enter into a letter of intent that met the requirements to maintain the intercreditor agreements in effect.

     On the morning of November 27, 1998, a private equity group specializing in investments in distressed companies proposed a transaction to IMC in which it would acquire IMC. However, the group rescinded its proposed offer to IMC that same day.

     Despite the efforts of IMC and DLJ, at the end of the initial 45-day standstill period, no potential acquiror had emerged that was willing to enter into a letter of intent to effect a change of control in IMC. At that time, the Greenwich Funds indicated that they would enter into a letter of intent to invest additional capital in IMC and contemplated arranging for credit facilities to permit IMC to refinance its existing bank loans and credit facilities, if required. The Greenwich Funds proposed a transaction in which they would obtain newly issued common stock equal to approximately 95% of the outstanding equity interests of IMC on a fully diluted basis, leaving IMC's existing common shareholders with 5% of the outstanding equity of IMC and the possibility of existing common shareholders receiving warrants for additional common equity on terms to be negotiated.

     As no other investor had come forward which was willing to enter into a letter of intent with IMC that would satisfy the requirements of the intercreditor agreements, the IMC Board of Directors, based in part on advice and analyses provided by DLJ and J.P. Morgan, believed that the proposal by the Greenwich Funds was superior to any other alternative available to IMC. Based on the recommendation of the special committee of independent directors, and approved by the IMC Board of Directors, the IMC Board of Directors directed IMC to enter into the letter of intent with the Greenwich Funds at that time so long as the Greenwich Funds would agree that IMC could continue its marketing efforts to seek a transaction more favorable to IMC's shareholders and creditors than that proposed by the Greenwich Funds. The Greenwich Funds accepted that condition and the Greenwich Funds and IMC executed a letter of intent on November 27, 1998. Entering into the letter of intent at that time satisfied the conditions of the intercreditor agreements, and the standstill period with IMC's warehouse lenders and BankBoston was extended to mid-January 1999.

     After IMC entered into the letter of intent with the Greenwich Funds on November 27, 1998, DLJ continued its efforts to locate an alternative transaction that would be more favorable to IMC's shareholders and creditors than the transaction outlined in the letter of intent with the Greenwich Funds. In an effort to locate a more favorable transaction, DLJ again contacted the entities previously contacted by DLJ that were deemed to be suitable and that had shown an interest. At the same time, IMC, the special committee of independent directors and its Board of Directors, in consultation with J.P. Morgan and DLJ, continued to analyze other alternatives to effecting the transaction proposed by the Greenwich Funds including, among other things, the possibilities of selling IMC's assets or divisions and of liquidating IMC in both bankruptcy and non-bankruptcy scenarios. From the time IMC's liquidity crisis was identified in September 1998 through the date IMC entered into an agreement with the Greenwich Funds, IMC's Board of Directors met more than 15 times to consider those issues.

     In the final stages of negotiations, the Greenwich Funds agreed to reduce the percentage of the total outstanding equity interest in IMC that the Greenwich Funds would receive as a result of the transaction from 95% to about 93.5% in exchange for the elimination of any right of IMC common shareholders to receive warrants to acquire additional equity in IMC following the completion of the transaction.

     At the same time that IMC was negotiating an agreement with the Greenwich Funds, IMC and the Greenwich Funds were also negotiating amended and restated intercreditor agreements with IMC's three largest mortgage warehouse lenders and with BankBoston. Negotiations between IMC and the Greenwich Funds were delayed while the Greenwich Funds went through extensive negotiations with IMC's largest mortgage warehouse lenders and BankBoston concerning the terms on which they would be willing to continue the intercreditor agreements following the signing of an agreement for a change of control.

     During the same period, IMC took all steps necessary to prepare a filing for protection under Chapter 11 of the United States Bankruptcy Code, which the special committee of independent directors and the IMC Board of Directors believed would be required if the Greenwich Funds did not reach resolution with IMC's creditors and IMC did not enter into a definitive agreement with the Greenwich Funds. On February 11, 1999, the Greenwich Funds and IMC entered into an amendment to the loan agreement with the Greenwich Funds which made an additional $5 million available to IMC for working capital purposes. The Greenwich Funds and BankBoston did not agree on terms satisfactory to both parties for a continuation of the interceditor agreement with BankBoston, and on February 18, 1999, the Greenwich Funds purchased, at a discount, $87.5 million of secured indebtedness then owed by IMC to BankBoston.

     On February 18, 1999, IMC entered into amended and restated intercreditor agreements with its three largest mortgage warehouse lenders and with the Greenwich Funds relating to the revolving credit facility, the loan agreement with the Greenwich Funds and the amendment to the loan agreement. Under these agreements, as amended, the lenders agreed to keep their respective facilities in place through the acquisition and for twelve months thereafter, if the acquisition by the Greenwich Funds is consummated within five months, subject to earlier termination in certain events as provided in the intercreditor agreements. If the proposed transaction with the Greenwich Funds is not consummated within such five-month period, after that period, those lenders would no longer be subject to the requirements of the amended and restated intercreditor agreements and would be free to exercise remedies, if desired, under their respective loan agreements.

     On February 16, 17 and 18, 1999, IMC's special committee of independent directors and IMC's Board of Directors held meetings in which they reviewed alternatives to the Greenwich Funds proposed transaction with IMC's management, DLJ and J.P. Morgan. As a result of that review, and after receiving a fairness opinion from J.P. Morgan, the special committee of independent directors determined that entering into a definitive agreement with the Greenwich Funds was the best alternative available to IMC from the viewpoint of both IMC's shareholders and creditors and that no other alternative was available that was more likely to provide some value for IMC's shareholders, and to result in payment in full to IMC's creditors over time, and recommended to IMC's Board of Directors that it approve the proposed transaction with the Greenwich Funds. As a result of the special committee's recommendation and discussions with DLJ, and after receiving a fairness opinion from DLJ, IMC's Board of Directors determined that entering into a definitive agreement with the Greenwich Funds was the best alternative available to IMC from the viewpoint of both IMC's shareholders and creditors and that no other alternative was available that was more likely to provide some value for IMC's shareholders, and to result in payment in full to IMC's creditors over time. The Board of Directors then approved a merger between IMC and a subsidiary wholly owned by the Greenwich Funds and adopted the merger agreement and recommended that the merger agreement be submitted to a vote of IMC's shareholders. IMC entered into the merger agreement with the Greenwich Funds on February 19, 1999. The merger agreement was terminated and recast as an acquisition agreement on March 31, 1999. The Acquisition Agreement provides for the issuance to the Greenwich Funds of the same percentage of shares of common stock directly and not pursuant to the merger transaction contemplated by the merger agreement and otherwise on economic terms that are substantially the same.

     Also, on February 19, 1999, IMC entered into an amended and restated consulting and fee agreement with an affiliate of the Greenwich Funds. In July 1998, in connection with the initial investment by certain of the Greenwich Funds in $40 million of Class A preferred stock of IMC, IMC entered into a consulting and fee agreement with such affiliate, under which the affiliate would provide financial and managerial advisory consulting services in return for an annual fee of $400,000 per year. Under the amended consulting agreement, the Greenwich Funds affiliate will be entitled to receive an additional fee of $125,000 for the period ending July 14, 1999 and $700,000 per year thereafter.

     IMC also entered into a consulting agreement with Commercial Credit, an affiliate of Travelers. Under this agreement, Commercial Credit provides advice and recommendations to the management and Board of Directors of IMC with respect to various aspects of IMC's business, including business plans and loan underwriting criteria. Under the consulting agreement, Commercial Credit receives fees equal to 150% of its actual costs of providing such services.

Certain Accounting Considerations

Interest-only and Residual Certificates

The Company purchases and originates loans for the purpose of sale through securitizations and whole loan sales to institutional investors. In a securitization transaction, the Company sells a pool of mortgages to a trust which simultaneously sells senior interests to third-party investors. The Company retains the residual interests (or a portion thereof) represented by residual class certificates and interest-only certificates. The Company typically retains the rights to service the pool of mortgages owned by the trust. In addition, by retaining the residual class certificates, the Company is entitled to receive the excess cash flows generated by the securitized loans calculated as the difference between (a) the monthly interest payments from the loans and (b) the sum of (i) pass-through interest paid to third-party investors,  (ii) trustee fees, (iii)  third-party  credit  enhancement fees, and
(iv) servicing fees. The Company's right to receive this excess cash flow stream begins after the satisfaction of certain over-collateralization requirements that are used to provide credit enhancement that is specific to each securitization transaction.

The Company initially records these securities at their allocated cost based upon the present value of the interest in the cash flows retained by the Company after considering various economic factors, including interest rates, collateral value and estimates of the value of future cash flows from the securitized mortgage pools under expected loss and prepayment assumptions discounted at a market yield. The weighted average rate used to discount the cash flows was 16% at December 31, 1998 based on the risks associated with each securitized mortgage pool. The rates used to discount the cash flows increased from a range of 11% to 14.5% prior to October 1, 1998 to 16% after September 30, 1998 based on the adverse market conditions and volatility in asset-backed and other capital markets. See Note 17 of Notes to Consolidated Financial Statements. The Company utilizes prepayment and loss curves, which the Company believes will approximate the timing of prepayments and losses over the life of the securitized loans. Prepayments on fixed rate loans securitized by the Company are expected to gradually increase from a constant prepayment rate ("CPR") of 4% to 28% in the first year of the loan and remain at 28% thereafter. The Company currently expects prepayments on adjustable rate loans to increase gradually from a CPR of 4% to 35% in the first year of the loan and remain at 35% thereafter. The CPR measures the annualized percentage of mortgage loans which will be prepaid during a given period. The CPR represents the annual prepayment rate over the year, expressed as a percentage of the principal amount outstanding at the beginning of the period, without giving effect to regularly scheduled amortization payments. In 1998, the Company revised its loss curve assumption used to approximate the timing of losses over the life of the securitized loans. The Company expects losses from defaults to gradually increase from zero in the first six months of the loan to 175 basis points after 36 months. Prior to October 1998, the loss curve assumption gradually increased from zero in the first six months of the loan to 100 basis points after 36 months. The revised loss curve and discount rate assumptions resulted in a decrease in the estimated fair value of the Company's interest-only and residual certificates of approximately $32.3 million and $52.3 million, respectively, which comprise the market valuation adjustment of $84.6 million for the year ended December 31, 1998.

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

SFAS 122 required that a mortgage banking entity recognize as a separate asset the rights to service mortgage loans for others. Mortgage banking entities that acquire or originate loans and subsequently sell or securitize those loans and retain the mortgage servicing rights are required to allocate the total cost of the loans between the mortgage servicing rights and the mortgage loans. The Company was also required to assess capitalized mortgage servicing rights for impairment based upon the fair value of those rights. The impact of the adoption of SFAS 122 on the Company's Statement of Operations for the year ended December 31, 1996 resulted in additional gain on sales of loans of approximately $6.6 million and an additional pro forma provision for income tax expense of approximately $2.6 million. The effect on unaudited pro forma net income and pro forma net income per common share for the year ended December 31, 1996 was an increase of $4.1 million and $0.21 per share, respectively.

SFAS 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. SFAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is generally effective for transactions that occur after December 31, 1996 and has been applied prospectively. SFAS 125 requires the Company to allocate the total cost of mortgage loans sold among the mortgage loans sold (servicing released), interest-only and residual certificates and servicing rights based on their relative fair values. The Company is required to assess the interest-only and residual certificates and servicing rights for impairment based upon the fair value of those assets. SFAS 125 also requires the Company to provide additional disclosure about the interest-only and residual certificates in its securitizations and to account for these assets each quarterly reporting period at fair value in accordance with SFAS 115. The application of the provisions of SFAS 125 did not cause earnings to differ materially from the results, which would have been reported under SFAS 122.

Gain on Sale of Loans, Net

Gain on sale of loans, net, which arises primarily from securitizations and loans sold to third parties, includes all related revenues and direct costs, including the proceeds from sales of residual class certificates, the value of such certificates, hedging gains or losses and underwriting fees and other related securitization expenses and fees. See " -- Transactions with ContiFinancial -- Additional Securitization Transaction Expense."

Net Warehouse Interest Income

Net warehouse interest income is interest earned from the Company's mortgage loans, which generally carry long-term interest rates, less interest expense on borrowings to finance the funding of such mortgage loans. The Company generally sells loans in its inventory within 180 days and finances such loans under its warehouse finance facilities, which bear short-term interest rates. Ordinarily, short-term interest rates are lower than long-term interest rates, and the Company earns net interest income from this difference, or spread, during the period the mortgage loans are held by the Company.

Servicing Fees

The Company generally retains servicing rights and recognizes servicing income from fees and late payment charges earned for servicing the loans owned by certificate holders and others. Servicing fees are generally earned at a rate of approximately 1/2 of 1%, on an annualized basis, of the unamortized loan balance being serviced.

Other Revenues

Other revenues consists primarily of the recognition of the increase or accretion of the discounted value of interest-only and residual certificates over time and prepayment penalties received from borrowers.

Transactions with ContiFinancial

Additional Securitization Transaction Expense

The Company, in conjunction with the start up of its operations, maintained an investment banking relationship with ContiFinancial from August 1993 to June
1996. As part of this relationship, ContiFinancial provided warehouse and revolving credit facilities to the Company and acted as placement agent and underwriter of certain securitizations. In addition, as part of its cash flow management strategy, the first six securitizations were structured so that ContiFinancial received, in exchange for cash, a portion of the interest-only and residual interest in such securitizations. These transactions reduced the Company's gain on sale of loans by approximately $5.5 million in 1995 and $4.2 million in 1996. ContiFinancial also held a warrant to purchase 3.0 million shares of Common Stock (subject to certain adjustments) for a de minimis amount, of which 3.0 million shares have been issued.

Sharing of Proportionate Value of Equity

Prior  to March  26,  1996,  the  Company's  financing  and  investment  banking agreements with ContiFinancial included the ContiFinancial Value Sharing Arrangement ("Conti VSA"). The existence of the Conti VSA had no cash impact on the Company, but resulted in reductions of $4.2 million and $2.6 million in the Company's pre-tax income for the years ended December 31, 1995 and 1996, respectively. The Conti VSA was converted on March 26, 1996 into an option entitling ContiFinancial on exercise to approximately 18% of the equity of the Partnership for a de minimus amount (the "Conti Option"). Consequently, subsequent to March 26, 1996, no liability has been reflected on the Company's balance sheet, and no expense has been reflected on the Company's income statement with respect to the Conti VSA subsequent to that date.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

Net loss for the year ended December 31, 1998 was $100.5 million representing a decrease of $148.4 million or 309.8% from net income of $47.9 million for the year ended December 31, 1997.

The decrease in income resulted principally from an $84.6 million mark-to-market adjustment in the value of the Company's interest-only and residual certificates, of which $52.3 million resulted from an increase to 16% in the discount rate utilized and $32.3 million resulted from an increase in loss assumptions. The Company revised the loss assumption used to approximate the timing of losses over the life of the securitized loans and the discount rate used to present value the projected cash flow retained by the Company as a result of adverse market conditions and emerging trends in the Company's serviced loan portfolio. Also contributing to the decrease in net income were $30.8 million of interest expense associated with the transaction with the Greenwich Funds and $22.4 million of hedge losses related to realized losses on the Company's hedging instruments. Offsetting the decrease in net income was an increase in gain on sale of loans of $24.9 million or 13.8% to $205.9 million for the year ended December 31, 1998 from $181.0 million for the year ended December 31, 1997 and a $4.9 million or 19.8% increase in net warehouse interest income to $29.6 million for the year ended December 31, 1998 from $24.7 million for the year ended December 31, 1997. Also offsetting the decrease in net income was a $28.3 million or 165.8% increase in servicing fees to $45.4 million for the year ended December 31, 1998 from $17.1 million for the year ended December 31, 1997 and a $24.3 million or 151.8% increase in other revenues to $40.3 million for the year ended December 31, 1998 from $16.0 million for the year ended December 31, 1997.

Contributing to the decrease in net income was a $42.2 million or 51.4% increase in compensation and benefits to $124.2 million for the year ended December 31, 1998 from $82.1 million for the year ended December 31, 1997, of which $15.0 million related to the compensation and benefits related to the acquisitions of National Lending Center and Central Money Mortgage (which occurred in July 1997) and Residential Mortgage Corporation and Alternative Capital Group (which occurred during October and November 1997, respectively) and the remainder related primarily to the growth of the Company through the nine months ended September 30, 1998. Also contributing to the decrease in net income was a $65.5 million or 100.8% increase in selling, general and administrative expenses to $130.5 million for the year ended December 31, 1998 from $65.0 million for the year ended December 31, 1997, of which $6.5 million related to the acquisitions of National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group and the remainder related primarily to the growth of the Company through the nine months ended September 30, 1998. Contributing to the decrease in net income was also a $14.2 million or 99.1% increase in other interest expense to $28.4 million for the year ended December 31, 1998 from $14.3 million for the year ended December 31, 1997.

Net loss before taxes was increased by a provision for income taxes of $679,000 for the year ended December 31, 1998 compared to a provision for income taxes of $29.5 million for the year ended December 31, 1997. No income tax benefit has been applied to the net loss for the year ended December 31, 1998 as the Company determined it cannot be assured that the income tax benefit could be realized in the future.

Revenues

The following table sets forth information regarding components of the Company's revenues for the years ended December 31, 1997 and 1998:

                                                        For the Year
                                                     Ended December 31,
                                                  ------------------------
                                                    1997            1998
                                                  ---------      ---------
                                                       (in thousands)

     Gain on sales of loans                       $180,963       $205,924
     Warehouse interest income                     123,432        147,937
     Warehouse interest expense                    (98,720)      (118,345)
                                                  --------       --------
            Net warehouse interest income           24,712         29,592
                                                  --------       --------
      Servicing fees                                17,072         45,382
      Other                                         16,012         40,311
                                                  --------       --------
             Total revenues                       $238,759       $321,209
                                                  ========       ========

Gain on Sales of Loans. For the year ended December 31, 1998, gain on sales of loans increased to $205.9 million from $181.0 million for the year ended December 31, 1997, an increase of 13.8%. The total volume of loans produced increased by $284.0 million or 4.8% to approximately $6.2 billion for the year ended December 31, 1998 compared to a total volume of approximately $5.9 billion for the year ended December 31, 1997. During the year ended December 31, 1998, as a result of its acquisitions in the year ended December 31, 1997, the Company increased its loan production from direct lending. During the fourth quarter of 1998, the Company decreased its correspondent lending activities to better manage its cash flow. Originations by the Company's correspondent network decreased by $503.0 million or 11.6% to approximately $3.8 billion for the year ended December 31, 1998 from approximately $4.3 billion for the year ended December 31, 1997, while production from the Company's broker network and direct lending operations increased by $787.0 million or 50.7% to approximately $2.3 billion for the year ended December 31, 1998 from approximately $1.6 billion for the year ended December 31, 1997.

The Company sells the loans it purchases or originates through one of two methods: (i) securitization, which involves the private placement or public offering of pass-through mortgage-backed securities, and (ii) whole loan sales, which involve selling blocks of loans to single purchasers.

During the year ended December 31, 1998, the Company increased the amount of loans sold in the whole loan market to better manage its cash flow. Mortgage loans sold in the whole loan market increased by approximately $1.4 billion to approximately $1.5 billion or 955.2% for the year ended December 31, 1998 compared to approximately $145 million for the year ended December 31, 1997. Mortgage loans delivered to securitization trusts increased by $259 million, an increase of 5.3% to $5.1 billion for the year ended December 31, 1998 from $4.9 billion for the year ended December 31, 1997.

The gain on the sale of loans in a securitization represents the present value of the difference (spread) between (i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a normal servicing fee. The weighted average rates used by the Company to compute the present value of the spread ranged from 11% to 14.5% during 1997 and the nine months ended September 30, 1998 and was 16% for the fourth quarter of 1998. The spread is adjusted for estimated prepayments and losses. The Company utilizes assumed prepayment and loss curves, which the

Company believes will approximate the timing of prepayments and losses over the life of the securitized loans. During the year ended December 31, 1998, prepayment assumptions used to calculate the gain on sales of securitized loans reflect the Company's expectations that prepayments on fixed rate loans will gradually increase from a constant prepayment rate ("CPR") of 4% to 28% in the first year of the loan and remain at 28% thereafter and that prepayments on adjustable rate loans will gradually increase from a CPR of 4% to 35% in the first year of the loan and remain at 35% thereafter. During the first six months of the year ended December 31, 1997, the maximum CPR used to compute gain on sales of fixed and adjustable rate securitized loans was 27% and 30%, respectively. The CPR measures the annualized percentage of mortgage loans which prepay during a given period. The CPR represents the annual prepayment rate over the year, expressed as a percentage of the principal balance of the mortgage loan outstanding at the beginning of the period, without giving effect to regularly scheduled amortization payments. During the three months ended December 31, 1998, the loss assumption used to calculate the gain on sales of securitized loans reflects the Company's expectations that losses from defaults would gradually increase from zero per year in the first six months of the loan to 175 basis points per year after 36 months. During the nine months ended September 30, 1998 and the year ended December 31, 1997, the assumed loss assumption used to calculate gain on sales of securitized loans reflected the Company's expectation that losses from defaults would gradually increase from zero in the first six months of the loan to 100 basis points per year after 36 months. See Note 10 of Notes to Consolidated Financial Statements.

The net gain on sale of loans as a percentage of loans sold and securitized approximated 3.1% for the year ended December 31, 1998 compared to 3.7% for the year ended December 31, 1997. The decrease in gain on sale as a percentage of loans sold and securitized for the year ended December 31, 1998 compared to the year ended December 31, 1997 is primarily the result of investors demanding wider spreads over treasuries for newly issued asset-backed securities and a greater percentage of whole-loan sales in the year ended December 31, 1998. The weighted average spread over treasuries for the securitization fixed rate transactions the Company completed during the year ended December 31, 1998 increased approximately 47 basis points or 59% from the fixed rate securitization transactions the Company completed during the year ended December 31, 1997. The spread over treasuries for the securitization transaction the Company completed in December 1998 was the most unfavorable of the fifteen securitizations that the Company has completed in the past two years. The impact on gain on sales of loans of the widening of the spreads demanded by asset-backed investors was particularly negative for issuers of asset-backed securities which hedged their exposure to interest rate risk through the short sale of United States Treasury Securities. See Note 5 of Notes to Consolidated Financial Statements.

The Company has historically sold United States Treasury securities short to hedge against interest rate movements affecting the mortgage loans held for sale. Prior to September 1998, when interest rates decreased, the Company would experience a devaluation of its hedge position (requiring a cash payment, by the Company to maintain the hedge), which would generally be largely offset by a corresponding increase in the value of mortgage loans held for sale and therefore a higher gain on sale of loans at the time of securitization. Conversely, when interest rates increased, the Company would experience an increase in the valuation in the hedge position (providing a cash payment to the Company from the hedge position), which would generally be largely offset by a corresponding decrease in the value of mortgage loans held for sale and a lower gain at the time of securitization.

In September, 1998, the Company believes that, primarily due to significant volatility in debt, equity, and asset-backed markets, investors increased investments in United States Treasury securities and at the same time demanded wider spreads over treasuries to acquire newly issued asset-backed securities. The effect of the increased demand for the treasuries resulted in a devaluation of the Company's hedge position, requiring the Company to pay approximately $47.5 million. This devaluation was not offset by an equivalent increase in the gain on sale of loans at the time of securitization because investors demanded wider spreads over the treasuries to acquire the Company's asset-backed securities. Of the $47.5 million in hedge devaluation, approximately $25 million was closed at the time the Company priced two securitizations and was reflected as an offset to gain on sales of loans and approximately $22.4 million was charged to operations as a hedge loss. At December 31, 1998, the Company had no open hedge positions.

As described above, through September 30, 1998 the Company has used discount rates ranging from 11% to 14.5% to present value the difference (spread) between
(i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a normal servicing fee. As a result of market volatility in the asset-backed markets and the widening of the spreads recently demanded by asset-backed investors to acquire newly issued asset-backed securities, the discount rates utilized by the Company to present value the spread described above were increased to 16% in the fourth quarter of 1998, resulting in a mark to market adjustment of $52.3 million. A change in the discount rate of 16% used to present value the spread described above of plus or minus 1%, 3% or 5% would result in a corresponding change in the value of the interest only and residual certificates at December 31, 1998 of approximately 2.0%, 6.0% and 9.5%, respectively.

Net Warehouse Interest Income. Net warehouse interest income increased by $4.9 million or 19.8% to $29.6 million for the year ended December 31, 1998 from $24.7 million for the year ended December 31, 1997. The increase in net warehouse interest income was primarily due to a decrease in the cost of funds and an increase in the average balance of mortgages held for sale. The average cost of warehouse funds decreased during 1998 by approximately 6% primarily as a result of a reduction in the spread over LIBOR charged by the Company's warehouse lenders and a decline in the average LIBOR during the year ended December 31, 1998 compared to the average LIBOR during the year ended December 31, 1997.

Servicing Fees. Servicing fees increased to $45.4 million for the year ended December 31, 1998 from $17.1 million for the year ended December 31, 1997, an increase of 165.8%. Servicing fees for the year ended December 31, 1998 were positively affected by an increase in mortgage loans serviced over the prior period. The Company increased its average servicing portfolio by $4.8 billion and $1.9 billion, or 223.9% and 27.7%, during the years ended December 31, 1997 and 1998, respectively.

Other. Other revenues increased to $40.3 million or 151.8% for the year ended December 31, 1998 from $16.0 million for the year ended December 31, 1997 primarily as a result of increased accretion income attributable to increased investment in interest-only and residual certificates and increased prepayment penalties from borrowers who prepay the outstanding balance of their mortgage.

Expenses

The following table sets forth information regarding components of the Company's expenses for the year ended December 31, 1997 and 1998:

                                                          For the Year
                                                        Ended December 31,
                                                    -----------------------
                                                      1997           1998
                                                    --------       --------
                                                        (in thousands)

     Compensation and benefits                      $ 82,051       $124,234
     Selling, general and administrative              64,999        130,547
     Other interest expense                           14,280         28,434
     Hedge loss                                           --         22,351
     Market valuation adjustment                          --         84,638
     Interest expense - Greenwich Funds                   --         30,795
                                                    --------       --------

     Total expenses                                 $161,330       $420,999
                                                    ========       ========

Compensation and benefits increased by $42.2 million or 51.4% to $124.2 million for the year ended December 31, 1998 from $82.1 million for the year ended December 31, 1997, principally due to an increase in the number of employees related to the Company's increased mortgage loan servicing portfolio and $15.0 million of compensation and benefits relating to the acquisitions of National Lending Center and Central Money Mortgage (which occurred in July 1997) and Residential Mortgage Corporation and Alternative Capital Group (which occurred in October and November 1997, respectively). The increase in compensation and benefits was partially offset by a decrease in executive bonuses of $3.2 million during the year ended December 31, 1998 payable under employment agreements and stock award plans which provide executive bonuses based on increases in annual net earnings per share.

Selling, general and administrative expenses increased by $65.5 million or 100.8% to $130.5 million for the year ended December 31, 1998 from $65.0 million for the year ended December 31, 1997 principally due to an increase in servicing costs as a result of an increase in mortgage loan servicing portfolio, $6.5 million relating to the acquisitions of National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group, an increase in the provision for loan losses of $12.5 million and an increase in amortization expense related to capitalized mortgage servicing rights of $12.6 million.

Other expense increased by $14.2 million or 99.1% to $28.4 million for the year ended December 31, 1998 from $14.3 million for the year ended December 31, 1997 principally as a result of increased interest expense due to increased interest only and residual borrowings.

Hedge losses, which represent the realized loss on the Company's hedging instruments for the year ended December 31, 1998, increased to $22.4 million for the year ended December 31, 1998 from $0 for the year ended December 31, 1997. The Company has historically hedged the interest rate risk on loan purchases by selling short United States Treasury Securities which match the duration of the fixed rate mortgage loans held for sale and borrowing the securities under agreements to resell. In October 1998, the Company closed its short treasury positions, and is not currently hedging its mortgage loans held for sale. Approximately $25 million of the realized loss in these hedge transactions in September 1998 was recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans and is included in the net gain on sale for the year ended December 31, 1998. Realized losses in these instruments of $22.4 million related to hedge positions which were closed in September and October 1998 unrelated to a securitization transaction and were recognized as a hedge loss. Prior to September, 1998, unrealized losses on hedge instruments were deferred and recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans.

Market valuation adjustment, which represents the realized loss on the Company's interest-only and residual certificates for the year ended December 31, 1998, increased to $84.6 million for the year ended December 31, 1998 from $0 for the year ended December 31, 1997.

In 1998, the Company revised the loss assumption used to approximate the timing of losses over the life of the securitized loans and the discount rate used to present value the projected cash flow retained by the Company. Previously the Company expected losses from defaults to gradually increase from zero in the first six months of securitization to 100 basis points after 36 months. During the fourth quarter of 1998, as a result of adverse market conditions in the non-conforming mortgage industry and emerging trends in the Company's serviced loan portfolio, the Company revised its loss curve so that expected defaults gradually increase from zero in the first six months of securitization to 175 basis points after 36 months. The Company believes the adverse market conditions affecting the non-conforming mortgage industry may limit the Company's borrowers' ability to refinance existing delinquent mortgage loans serviced by IMC with other non-conforming mortgage lenders that market their products to borrowers that are less credit-worthy and may increase the frequency of defaults. Previously, the Company discounted the present value of projected cash flows retained by the Company at discount rates ranging from 11% to 14.5%. During the fourth quarter of 1998, as a result of adverse market conditions, the Company adjusted to 16% the discount rate used to present value the projected cash flow retained by the Company (see Notes 3, 5 and 17 of Notes to Consolidated Financial Statements). The revised loss curve and discount rate assumptions resulted in a decrease in the estimated fair value of the interest-only and residual certificates of approximately $32.3 million and $52.3 million, respectively, which comprises the market valuation adjustment of $84.6 million for the year ended December 31, 1998.

Interest expense - Greenwich Funds represents costs associated with a $33 million standby revolving credit facility dated as of October 12, 1998 and entered into by Greenwich Funds and the Company on October 15, 1998. Interest expense related to the transaction with the Greenwich Funds includes accrued interest at 10%, amortization of a $3.3 million commitment fee, amortization of the value attributable to the Class C exchangeable preferred stock issued, and amortization of the value assigned to the beneficial conversion feature associated with the Exchange Option in favor of the Greenwich Funds under the terms of the standby revolving credit facility (See Notes 3 and 4 of Notes to Consolidated Financial Statements).

Income Taxes. The provision for income taxes for the year ended December 31, 1998 was approximately $679,000 or 0%, which differed from the federal tax rate 35% primarily due to state income taxes, the non-deductibility for tax purposes of a portion of interest expense - Greenwich Funds, amortization expenses related to goodwill and a full valuation allowance established against the deferred tax asset (see Note 12 of Notes to Consolidated Financial Statements).

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

The increase in net income resulted principally from increases in net gain on sale of loans of $138.9 million or 330.1% to $181.0 million for the year ended December 31, 1997 from $42.1 million for the year ended December 31, 1996. Also contributing to the increase in net income was an $11.8 million or 91.1% increase in net warehouse interest income to $24.7 million for the year ended December 31, 1997 from $12.9 million for the year ended December 31, 1996, a $11.5 million or 206.9% increase in servicing fees to $17.1 million for the year ended December 31, 1997 from $5.6 million for the year ended December 31, 1996 and an $10.9 million or 214.5% increase in other revenues to $16.0 million for the year ended December 31, 1997 from $5.1million for the year ended December 31, 1996.

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

Revenues

The following table sets forth information regarding components of the Company's revenues for the year ended December 31, 1996 and 1997:

                                                             For the Year
                                                          Ended December 31,
                                                       ------------------------
                                                         1996           1997
                                                       ---------      ---------
                                                            (in thousands)
Revenues:
     Gain on sales of loans                            $  46,230      $ 180,963
     Additional securitization transaction expense        (4,158)            --
                                                       ---------      ---------
             Gain on sale of loans, net                   42,072        180,963
                                                       ---------      ---------
     Warehouse interest income                            37,463        123,432
     Warehouse interest expense                          (24,535)       (98,720)
                                                                      ---------
             Net warehouse interest income                12,928         24,712
                                                       ---------      ---------
     Servicing fees                                        5,562         17,072
             Other                                         5,092         16,012
                                                       ---------      ---------
              Total revenues                           $  65,654      $ 238,759
                                                       =========      =========

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

Servicing Fees

Servicing fees increased to $17.1 million for the year ended December 31, 1997 from $5.6 million for the year ended December 31, 1996, an increase of 206.9%. Servicing fees for the year ended December 31, 1997 were positively affected by an increase in mortgage loans serviced over the prior period. The Company increased its servicing portfolio by $4.9 billion or 233.3% to $7.0 billion as of December 31, 1997 from $2.1 billion as of December 31, 1996.

Other

Other revenues, consisting principally of the recognition of the increase or accretion of the discounted value of interest on interest-only and residual certificates, over time, and prepayment penalties, increased to $16.0 million or 214.5% for the year ended December 31, 1997 from $5.1 million in the year ended December 31, 1996 as a result of increased securitization volume and investment in interest-only and residual certificates.

Expenses

The following table sets forth information regarding components of the Company's expenses for the year ended December 31, 1996 and 1997:

                                                           For the Year
                                                        Ended December 31,
                                                      ---------------------
                                                        1996         1997
                                                      --------     --------
                                                         (in thousands)

     Compensation and benefits                        $ 16,007     $ 82,051
     Selling, general and administrative expenses       15,652       64,999
     Other interest expense                              2,321       14,280
     Sharing of proportioante value of equity            2,555            0
                                                      --------     --------
                    Total expenses                    $ 36,535     $161,330
                                                      ========     ========


Compensation and benefits increased by $66.0 million or 412.6% to $82.1 million for the year ended December 31, 1997 from $16.0 million for the year ended December 31, 1996, principally due to an increase in the number of employees related to the Company's increased mortgage loan production, including $48.9 million of compensation and benefits relating to the Acquisitions, additions of personnel to service the Company's increased loan servicing portfolio, and a $2.4 million increase in executive incentive compensation from $2.6 million for the year ended December 31, 1996 to $5.0 million for the year ended December 31, 1997. The Company's compensation and benefits should increase if the Company expands; however, the amount of executive bonuses is directly related to increases in the Company's earnings per share.

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

Financial Condition

December 31, 1998 Compared to December 31, 1997

Prior to October 1998, the Company hedged, in part, its interest rate exposure on fixed-rate mortgage loans held for sale through the use of securities sold but not yet purchased and securities purchased under agreements to resell. Securities purchased under agreements to resell decreased $772.6 million or 100% from $772.6 million at December 31, 1997 to $0 million at December 31, 1998 and securities sold but not yet purchased decreased $775.3 million or 100.0% from $775.3 million at December 31, 1997 to $0 million at December 31, 1998. The Company stopped hedging its new loan production during the third quarter of 1998 and in October 1998 the Company closed its short treasury positions and is not currently hedging its mortgage loans held for sale.

Mortgage loans held for sale at December 31, 1998 were $946.4 million, a decrease of $726.7 million or 43.4% from mortgage loans held for sale of $1.7 billion at December 31, 1997. Included in mortgages held for sale at December 31, 1998 and December 31, 1997 were $84.6 million and $53.9 million, respectively, of mortgage loans which were not eligible for securitization due to delinquency and other factors (loans under review). The amount by which cost exceeds market value on loans under review is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income in the period of change. The valuation allowances at December 31, 1998 and December 31, 1997 were $24.0 million and $11.5 million, respectively.

Accounts receivable increased $23.3 million or 109.2% from $21.3 million at December 31, 1997 to $44.7 million at December 31, 1998, primarily due to an increase in servicing advances of $21.5 million. The increase in servicing advances was due to an overall dollar increase in delinquencies from 1997 to 1998 as the Company's servicing portfolio increases and matures. As the servicer for the securitization trusts, the Company is required to advance certain principal, interest and escrow amounts to the securitization trust for delinquent mortgagors and to pay expenses related to foreclosure activities. The Company then collects the amounts from the mortgagors or from the proceeds from liquidation of foreclosed properties. The Company expects the total dollar amount of delinquencies to increase in future periods as the servicing portfolio increases and securitization pools continue to mature.

Interest-only and residual certificates at December 31, 1998 were $468.8 million, representing an increase of $245.5 million or 110.0% from interest-only and residual certificates of $223.3 million at December 31, 1997. Mortgage servicing rights increased $17.4 million or 49.9% from $35.0 million at December 31, 1997 to $52.4 million at December 31, 1998. The increase in mortgage servicing rights consists of capitalization of $35.9 million of servicing rights, offset by amortization of $18.5 million. The increases in interest-only and residual certificates and mortgage servicing rights resulted primarily from the securitization of $5.1 billion in mortgage loans in seven transactions during the year ended December 31, 1998. The increase in interest-only and residual certificates was offset by a market valuation adjustment of $84.6 million resulting from the Company's revision of the loss curve assumption used to approximate the timing of losses over the life of the securitized loans and an increase in the discount rate used to present value the projected cash flow retained by the Company. See Note 10 of Notes to Consolidated Financial Statements.

Warehouse financings due from correspondents decreased $23.1 million or 89.2% from $25.9 million at December 31, 1997 to $2.8 million at December 31, 1998 due to a decrease in committed warehouse financing the Company provided to correspondents as a result of the Company's severely reduced liquidity.

Goodwill decreased $2.3 million from $92.0 million at December 31, 1997 to $89.6 million at December 31, 1998 due to amortization of $4.0 million partially offset by contingent earnout payments of $1.6 million primarily related to Mortgage Central Corp. and National Lending Center. Goodwill is being amortized on a straight-line basis over periods from five to thirty years. The Company reviews the potential impairment of goodwill on a non-discounted cash flow basis to assess recoverability. The Company determined that there was no impairment of goodwill at December 31, 1998 based on the projected cash flows of the acquired companies. However, potential impairment in future periods may result from several factors, including the proposed transaction with the Greenwich Funds, the discontinuation of operations or sale of certain acquired companies, or other factors including turmoil in the financial markets in which the acquired companies and the Company operate.

Borrowings under warehouse financing facilities at December 31, 1998 were $984.6 million, a decrease of $748.0 million or 43.2% from warehouse financing facilities of $1.7 billion at December 31, 1997. This decrease was a result of decreased mortgage loans held for sale, caused by IMC's significant lenders imposing restrictions on the availability of fundings to IMC. See " - Liquidity and Capital Resources" and Note 3 of Notes to Consolidated Financial Statements.

Term debt and notes payable at December 31, 1998 was $432.7 million, representing an increase of $302.3 million or 231.7% from term debt and notes payable of $130.5 million at December 31, 1997. This increase was primarily a result of financing the increase in interest-only and residual certificates, an increase of $87.5 million in outstanding borrowings under the Company's working capital line of credit, and $27.6 million outstanding under the $33 million credit facility provided by the Greenwich Funds, net of a $3.0 million discount related to the issuance of Class C preferred stock.

Accounts payable and accrued liabilities decreased $16.4 million or 51.7% from $31.7 million at December 31, 1997 to $15.3 million at December 31, 1998, primarily due to payment of accrued contingent stock payments related to acquisitions and a $3.2 million decrease in accrued incentive compensation.

The Company's net deferred tax asset of $33.6 million was offset by a full valuation allowance and after the offset, represents a decrease of $10.9 million from a deferred tax liability of $10.9 million at December 31, 1997 to a deferred tax asset, after valuation allowance, of $0 at December 31, 1998. The decrease is primarily due to temporary differences in the recognition of market valuation adjustments, income related to the Company's interest-only and residual certificates for income tax purposes and a full valuation allowance on the deferred tax asset.

Redeemable preferred stock, consisting of Class A ($19.0 million) and Class C ($18.3 million), was $37.3 million at December 31, 1998 compared to $0 at December 31, 1997. In July 1998, the Company sold $50 million of Class A redeemable preferred stock to certain of the Greenwich Funds and Travelers. The Class A redeemable preferred stock was convertible into non-registered common stock at $10.44 per share. As described in Note 4 of Notes to Consolidated Financial Statements, the conversion feature was eliminated in October 1998. The elimination of the conversion feature resulted in a discount to the Class A redeemable preferred stock of approximately $32 million, which was charged to paid in capital and is being accreted to preferred stock until the mandatory redemption dates beginning in 2008.

In October 1998, the Company issued 23,760.758 shares of Class C exchangeable preferred stock to certain of the Greenwich Funds in conjunction with a $33 million credit facility provided by certain of the Greenwich Funds as described in Note 4 of Notes to Consolidated Financial Statements. The preferred stock was recorded at $18.3 million based on an allocation of the proceeds from the $33 million credit facility.

Stockholders' equity as of December 31, 1998 was $210.6 million, a decrease of $43.5 million over stockholders' equity of $254.1 million at December 31, 1997. Stockholders equity primarily increased for the year ended December 31, 1998 for common stock issued under earn-out arrangements of $7.1 million, issuance of debt with beneficial conversion feature of $18.2 million and elimination of the conversion feature on the Class A preferred stock of $32.4 million, and decreased as a result of a net loss of $100.5 million.

December 31, 1997 Compared to December 31, 1996

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

Mortgage loans held for sale at December 31, 1997 were $1.7 billion, representing an increase of $758.6 million or 82.9% over mortgage loans held for sale of $914.6 million at December 31, 1996. This increase was a result of the Company's strategy at the time to increase its net warehouse interest income by increasing its balance of mortgage loans held for sale. The increase in the volume of loan originations, allowing the Company to increase its net warehouse interest income, was a result of increased loans purchases and originations as the Company expanded into new states, loan originations from the Acquisitions since their effective dates and increased purchasing and origination efforts in states in which the Company had an existing market presence.

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

Stockholder's equity as of December 31, 1997 was $254.1 million, representing an increase of $164.7 million over stockholders equity of $89.3 million at December 31, 1996. This increase was primarily a result of proceeds of approximately $58.0 million from the sale of 5,040,000 shares of common stock (net of underwriting discount and expenses associated with the offering), common stock issued in acquisition transactions and net income for the year ended December 31, 1997.

Liquidity and Capital Resources

During 1998, the Company used its cash flow from the sale of loans through securitizations, whole loan sales, loan origination fees, processing fees, net interest income, servicing fees and borrowings under its warehouse and term debt facilities to meet its working capital needs. The Company's cash requirements during 1998 included the funding of loan purchases and originations, payment of interest costs, funding of over-collateralization requirements for securitizations, maintaining hedge positions (prior to October 1998), meeting margin calls, operating expenses, income taxes and capital expenditures.

The Company has an ongoing need for substantial amounts of capital. Adequate credit facilities and other sources of funding are essential to the continuation of the Company's ability to purchase and originate loans. The Company typically has operated, and expects to continue to operate, on a negative operating cash flow basis. During the year ended December 31, 1998, the Company received cash flows from operating activities of $390.3 million, an increase of $1.3 billion, or 144.4%, from cash flows used in operating activities of $878.4 million during the year ended December 31, 1997. During the year ended December 31, 1998, cash flows used by the Company in financing activities were $391.0 million, a decrease of $1.3 billion or 142.7% from cash flows received from financing activities of $916.4 billion during the year ended December 31, 1997. The cash flows received from operating activities related primarily to the sale of mortgage loans held for sale and cash flows used in financing activities related primarily to the repayment of warehouse finance facilities borrowings.

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

During the year ended December 31, 1998, debt, equity and asset-backed markets were extremely volatile, effectively denying the Company access to publicly traded debt and equity markets to fund cash needs. Additionally, the spread over treasury securities demanded by investors to acquire newly issued asset-backed securities widened, resulting in less profitable gain on sales of loans sold through securitization. The Company has responded by reducing the premium the Company pays to correspondents and brokers to acquire loans, but the reduction of premiums in the future may not offset the wider spreads demanded by investors. Investors may not continue to invest in asset-backed securities at all.

As a result of these adverse market conditions, among other things, in October 1998 the Company entered into intercreditor arrangements with Paine Webber Real Estate Securities, Inc. (Paine Webber), Bear Stearns Home Equity Trust 1996-1 (Bear Stearns) and Aspen Funding Corp. and German American Capital Corporation, subsidiaries of Deutsche Bank of North America Holding Corp. (DMG) (collectively, the "Significant Lenders"), which held $3.25 billion of the Company's available warehouse lines and $294.2 of the Company's interest-only and residual financing at December 31, 1998. The intercreditor arrangements provided for the Significant Lenders to "standstill" and keep outstanding balances under their facilities in place, subject to certain conditions, for up to 90 days (which expired mid-January 1999) in order for the Company to explore its financial alternatives. The intercreditor agreements also provided, subject to certain conditions, that the lenders would not issue any margin calls requesting additional collateral be delivered to the lenders. See Note 3 of Notes to Consolidated Financial Statements.

In mid-January 1999, the original intercreditor agreements expired; however, on February 19, 1999, concurrent with the execution of the Acquisition Agreement described in Note 17 of Notes to Consolidated Financial Statements, the Company entered into amended and restated intercreditor agreements with the Significant Lenders. Under the amended and restated intercreditor agreements, the Significant Lenders agreed to keep their respective facilities in place through the closing under the Acquisition Agreement if the closing occurs within five months and for twelve months thereafter, subject to earlier termination in certain events. If the acquisition is not consummated within a five month period, after that period, those lenders would not be required to refrain from exercising remedies. The intercreditor agreements require the Company to make various amortization payments on the underlying debt before, upon and after the closing of the acquisition. Failure to make the required payments would permit the Significant Lenders to terminate the standstill period under the intercreditor agreements and to exercise remedies. The Company anticipates using the proceeds of the additional loans to be made under the Greenwich Funds facility upon closing of the acquisition to fund certain of these payments.

None of the three Significant Lenders has formally reduced the amount available under its facilities, but each has informally indicated its desire that the Company keep the average amount outstanding on the warehouse facilities well below the amount available. There can be no assurance that the Significant Lenders will continue to fund the Company under their uncommitted facilities. See Notes 3 and 17 of Notes to Consolidated Financial Statements.

At December 31, 1998, the Company had a $1.25 billion uncommitted warehouse and residual financing facility with Paine Webber. This warehouse facility bears interest at rates ranging from LIBOR plus 0.65% to LIBOR plus 0.90%. Approximately $110 million was outstanding under this warehouse facility as of December 31, 1998. The Company has informally requested that Paine Webber permit funding of an additional $200 million under its warehouse facilities, but has not yet been notified if the request has been approved.

At December 31, 1998, the Company also had a $1.0 billion uncommitted warehouse facility with Bear Stearns. This facility bears interest at LIBOR plus 0.75%. Approximately $496.0 million was outstanding under this facility at December 31, 1998. Bear Stearns has requested that the Company maintain outstanding amounts under this warehouse facility at no more than $500 million.

At December 31, 1998, the Company had a $1.0 billion credit facility with DMG, which includes a $100 million credit facility collateralized by interest-only and residual certificates. Approximately $369.0 million was outstanding under this warehouse and residual financing facility at December 31, 1998. DMG has indicated to the Company that additional fundings will be on an "as requested" basis. To induce DMG to enter the intercreditor agreement in October 1998, the Company consented to convert DMG's committed warehouse and residual facility to an uncommitted facility. See Note 3 of Notes to Consolidated Financial Statements.

Additionally, at December 31, 1998, the Company had other warehouse lines of credit which totaled approximately $154.0 million. Interest rates ranged from LIBOR plus 0.65% to LIBOR plus 1.50% and all borrowings mature within one year.

Outstanding borrowings under the Company's warehouse financing facilities are collateralized by mortgage loans held for sale, warehouse financing due from correspondents and servicing rights on approximately $250.0 million of mortgage loans. Upon the sale of these loans and the repayment of warehouse financing due from correspondents, the borrowings under these lines are repaid.

The Company is attempting to enter into arrangements to obtain warehouse facilities from lenders that are not currently providing warehouse financing to IMC, but has not yet been successful.

As a result of the DMG warehouse facility becoming uncommitted and the adverse market conditions currently being experienced by the Company and other mortgage companies in the industry, the Company's ability to continue to operate is almost entirely dependent upon the Significant Lenders discretion to provide warehouse funding to the Company. The Significant Lenders may not approve the Company's warehouse funding requests.

At December 31, 1998, the Company had borrowed $153.0 million under its residual financing credit facility with Paine Webber. Outstanding borrowings bear interest at LIBOR plus 2.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

Bear, Stearns & Co. Inc. and its affiliates, Bear, Stearns Mortgage Capital Corporation and Bear, Stearns International Limited, provide the Company with a residual financing credit facility which is collateralized by the Company's interest in certain interest-only and residual certificates. At December 31, 1998, $98.0 million was outstanding under this credit facility, which bears interest at 1.75% per annum in excess of LIBOR.

At December 31, 1998, outstanding interest-only and residual financing borrowings under the Company's credit facility with DMG were $43.2 million. Outstanding borrowings bear interest at LIBOR plus 2% and are collateralized by the Company's interest in certain interest-only and residual certificates.

At December 31, 1998, the Company had borrowed $2.2 million under a residual financing credit facility which matured in August 1998, bears interest at 2.0% per annum in excess of LIBOR and is collateralized by the Company's interest in certain interest-only and residual certificates. The Company is currently discussing an extension of this facility, but there can be no assurance an extension will be obtained.

At December 31, 1998 the Company also has outstanding $6.2 million under a credit facility with an affiliate of a shareholder of the Company which bears interest at 10% per annum. That credit facility provides for repayment of principal and interest over 36 months and, based on certain circumstances, a partial prepayment of principal may be required on July 31, 1999.

BankBoston provided the Company with a revolving credit facility which matured in October 1998, bore interest at LIBOR plus 2.75% and provided for borrowings up to $50 million to be used to finance interest-only and residual certificates, or for acquisitions or bridge financing. BankBoston with participation from another financial institution also provided the company with a $45 million working capital facility, which bore interest at LIBOR plus 2.75% and matured in October 1998. The Company was unable to repay these credit facilities when they matured and in October 1998, the Company entered into a forbearance and intercreditor agreement with BankBoston with respect to these credit facilities. At December 31, 1998, $87.5 million was outstanding under these credit facilities. The forbearance and intercreditor agreement provided that the bank would take no collection action, subject to certain conditions, for up to 90 days (which expired in mid-January 1999) in order for the Company to explore its financial alternatives.

In mid-January 1999, the forbearance and intercreditor agreement with BankBoston expired. On February 19, 1999, the Greenwich Funds purchased, at a discount, from BankBoston its interest in the credit facilities and entered into an amended intercreditor agreement relating to these facilities with the Company. Under the amended intercreditor agreement, the Greenwich Funds agreed to keep these facilities in place for a period of twelve months after the acquisition of IMC common stock described in the Acquisition Agreement is consummated if the consummation occurs within a five month period, subject to earlier termination in certain events provided in the amended intercreditor agreement.

The Company's  current  warehouse lines generally are subject to one-year terms.
The Company's current creditors may not renew their facilities as they expire and the Company may not be able to obtain additional credit lines.

On July 14, 1998, Travelers Casualty and Surety Company and certain of the Greenwich Funds (together, the "Purchasers") purchased $50 million of the Company's Class A preferred stock. The Class A preferred stock was convertible into common stock at $10.44 per share. The Class A preferred stock bears no dividend and is redeemable by the Company over a three-year period commencing in July 2008. As part of the preferred stock purchase agreement, the Company agreed to use its best efforts to cause two persons designated by the Purchasers to be elected to the Company's board of directors. The Purchasers were also granted an option to purchase, within the next three years, an additional $30 million of Series B redeemable preferred stock at par. The Class B preferred stock was convertible into common stock at $22.50 per share. In October 1998, the terms of the $50 million Class A preferred stock and the terms of the Class B preferred stock were amended to eliminate the right to convert into common stock. See Note 4 of Notes to Condensed Consolidated Financial Statements.

On October 15, 1998 the Company reached an agreement for a $33 million standby revolving credit facility with certain of the Greenwich Funds. The facility was available to provide working capital for a period of up to 90 days, or until mid- January 1999. The terms of the standby revolving credit facility resulted in substantial dilution of existing common stockholders' equity equal to a minimum of 40%, up to a maximum of 90%, on a diluted basis, depending on (among other things) when, or whether, a change of control transaction occurs. In mid-January 1999, the $33 million standby revolving credit facility matured. On February 16, 1999, the Greenwich Funds provided an additional $5 million of loans under the facility. On February 19, 1999, the Company and the Greenwich Funds entered into an amended and restated intercreditor agreement, whereby the Greenwich Funds agreed to keep the facility in place for a period through the closing under the Acquisition Agreement if the closing occurs within a five month period and for twelve months thereafter, subject to earlier termination in certain events as provided in the amended and restated intercreditor agreement.

On February 19, 1999, the Company entered into a merger agreement with the Greenwich Funds which was terminated and recast as an acquisition agreement on March 31, 1999. Under the Acquisition Agreement, the Greenwich Funds will receive newly issued common stock of the Company equal to 93.5% of the outstanding common stock after such issuance, leaving the existing common shareholders of the Company with 6.5% of the common stock outstanding. No payment will be made to the Company's common shareholders in this transaction. Upon the closing, certain of the Greenwich Funds will surrender all of the outstanding Class C exchangeable preferred stock for cancellation and enter into an amendment and restatement of their existing loan agreement with IMC, pursuant to which the Greenwich Funds will make available to IMC an additional $35 million in working capital loans.

The acquisition by the Greenwich Funds is subject to a number of conditions, including approval by the Company's shareholders. There can be no assurance that the acquisition will be consummated. If the Acquisition Agreement is terminated or the acquisition is not consummated within five months from the signing of the amended and restated intercreditor agreements, the standstills would expire or could be terminated and the Significant Lenders could exercise remedies. In such an event, the Company most likely would be unable to continue its business.

The Company has substantial capital requirements and it anticipates that it will need to arrange for additional external cash resources through either the sale or securitization of interest-only and residual certificates, increased credit facilities and the sale or placement of debt, preferred stock or equity securities if the acquisition under the Acquisition Agreement with the Greenwich Funds is not consummated. Also, there can be no assurance that existing warehouse and interest-only and residual certificate lenders will continue to fund the Company under their uncommitted facilities, that existing credit facilities can be increased, extended or refinanced, that the Company will be able to arrange for the sale or securitization of interest-only and residual certificates in the future on terms the Company would consider favorable, if at all, that the Company will be able to sell debt, preferred stock or equity securities at any given time or on terms the Company would consider favorable, or at all, or that funds generated from operations will be sufficient to repay the Company's existing debt obligations or meet its operating and capital requirements. To the extent that the Company is not successful in increasing, maintaining or replacing existing credit facilities, in selling or securitizing interest-only and residual certificates or in selling debt, preferred stock or other equity securities, the Company would not be able to hold a large volume of loans pending securitization or whole loan sale and therefore would have to curtail its loan production activities to attempt to sustain operations. The Company may not be successful in sustaining operations.

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

These cash flows are projected over the life of the mortgage loans using prepayment, default and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk. The Company uses available information such as externally prepared reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review.

If actual prepayment speed or credit losses of a loan portfolio materially and adversely vary from the Company's original assumptions over time, the Company would be required to adjust the value of the interest-only and residual certificates, and such adjustment could have a material adverse effect on the Company's financial condition and results of operations. Higher than anticipated rates of loan prepayments or credit losses over a substantial period of time would require the Company to write-down the value of the interest-only and residual certificates, adversely affecting earnings. There can be no assurance that the Company's assumptions as to prepayment speeds and credit losses will prove to be accurate. To the Company's knowledge, there is a limited market for the sale of interest-only and residual classes of certificates and these assets may not be sold for the value reflected on the Company's balance sheet.

Risk Management

The Company purchases and originates mortgage loans and then sells them through securitizations and whole loan sales. At the time of securitization of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or "spread", between the interest rate on the loans and the interest rate paid to investors (which typically is priced based on the United States Treasury security with a maturity corresponding to the anticipated life of the loans). Historically, when interest rates rise between the time the Company originates or purchases the loans and the time the loans are priced at securitization, the spread narrows, resulting in a loss in value of the loans. To protect against such losses, in quarters ended prior to October 1998, the Company hedged a portion of the value of the loans through the short sale of United States Treasury securities. Prior to hedging, the Company performed an analysis of its loans taking into account, among other things, interest rates and maturities to determine the amount, type, duration and proportion of each United States Treasury security to sell short so that the risk to the value of the loans would be effectively hedged. The Company executed the sale of the United States Treasury securities with large, reputable securities firms and used the proceeds received to acquire United States
Treasury securities under repurchase agreements. These securities were designated as hedges in the Company's records and were closed out when the loans were sold.

Historically, when the value of the hedges decreased, generally largely offsetting an increase in the value of the loans, the Company, upon settlement with its counterparty, would pay the hedge loss in cash and realize the generally corresponding increase in the value of the loans as part of its interest-only and residual certificates. Conversely, if the value of the hedges increased, generally largely offsetting a decrease in the value of the loans, the Company, upon settlement with its counterparty, would receive the hedge gain in cash and realize the generally corresponding decrease in the value of the loans through a reduction in the value of the related interest-only and residual certificates.

The Company believes that its hedging activities using United States Treasury securities were substantially similar in purpose, scope and execution to customary hedging activities using United States Treasury securities engaged in by several of its competitors.

In September 1998, the Company believes that, primarily due to significant volatility in debt, equity and asset-backed markets, investors demanded wider spreads over United States Treasury securities to acquire newly issued asset-backed securities. The effect of the increased demand for the United States Treasury Securities resulted in a devaluation of the Company's hedge position, requiring the Company to pay approximately $47.5 million through the time the hedge positions were closed in October 1998. This devaluation was not offset by an equivalent increase in the gain on sale of loans at the time of securitization because investors demanded wider spreads over the United States Treasury securities to acquire the Company's asset-backed securities. Of the $47.5 million in hedge devaluation, approximately $25.3 million was closed at the time the Company priced two securitizations and was reflected as an offset to gain on sale and approximately $22.4 million was charged to operations as a hedge loss. In September 1998, the Company stopped hedging its interest rate risk on loan purchases and in October 1998 the Company closed all of its open hedge positions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 of Notes to Consolidated Financial Statements. At December 31, 1998 the Company had no open hedge positions.

The Company uses a discount rate of 16% to present value the difference (spread) between (i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a normal servicing fee. Based on market volatility in the asset-backed markets and the widening of the spreads recently demanded by asset-backed investors to acquire newly issued asset-backed securities, there can be no assurance that discount rates utilized by the Company to present value the spread described above will not change in the future, particularly if the spreads demanded by asset-backed investors to acquire newly issued asset-backed securities continues to increase. An increase in the discount rates used to present value the spread described above of plus or minus 1%, 3% or 5% would result in a corresponding decrease in the value of the interest-only and residual certificates at December 31, 1998 of approximately 2.0%, 6.0% and 9.5%, respectively.

Inflation

Inflation historically has had no material effect on the Company's results of operations. Inflation affects the Company primarily in the area of loan originations and can have an effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Profitability may be directly affected by the level and fluctuation in interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the ability of the Company to purchase and originate loans and affect the mix of first and second mortgage loan products. Generally, first mortgage production increases relative to second mortgage production in response to low interest rates and second mortgage production increases relative to first mortgage production during periods of high interest rates. A significant decline in interest rates could decrease the size of the Company's loan servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent servicing rights and interest-only and residual certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates which could have a material adverse effect on the Company's results of operations and financial condition. Conversely, lower than anticipated rates of loan prepayments or lower losses could allow the Company to increase the value of interest-only and residual certificates, which could have a favorable effect on the Company's results of operations and financial condition. Fluctuating interest rates also may affect the net interest income earned by the Company from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities. In addition, inverse or flattened interest yield curves could have an adverse impact on the profitability of the Company because the loans pooled and sold by the Company have long-term rates, while the senior interests in the related securitization trusts are priced on the basis of intermediate term rates. The Company's decision to cease its hedging activities (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management") could result in substantial losses in the value of the Company's mortgage loans held for sale without an offsetting gain on the Company's hedging transaction.

Recent Accounting Pronouncements

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

The actual effect the adoption of SFAS 134 will have on the Company's financial statements will depend on various factors, including the amount of interest-only and residual certificates and the Company's ability and intent to sell or hold those investments. Accordingly, the Company can not determine at the present time the impact the application of the provisions of SFAS 134 will have on its statement of operations or balance sheet.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative was designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company hedges changes in the fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The ineffective portion of hedges will be recognized in current-period earnings.

The actual effect implementation of SFAS 133 will have on the Company's financial statements will depend on various factors determined at the period of adoption, including whether the Company is hedging its interest rate risk loan purchases, the type of financial instrument used to hedge the Company's interest rate risk on loan purchases, whether such instruments qualify for hedge accounting treatment, the effectiveness of the hedging instrument, the amount of mortgage loans held for sale which the Company intends to hedge and the level of interest rates. Accordingly, the Company can not determine at the present time the impact adoption of SFAS 133 will have on its statements of operations or balance sheets.

In 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." These statements establish standards for reporting and display of comprehensive income and disclosure requirements related to segments. The application of the provisions of these statements did not have an impact on the Company's financial position or results of operations.

Year 2000

The year 2000 (Y2K) problem is the result of computer programs being written using two digits rather than four to define the applicable year. Thus the year 1998 is represented by the number "98" in many software applications. Consequently, on January 1, 2000, the year will revert to "00" in accordance with many non-Y2K compliant applications. To systems that are non-Y2K compliant, the time will seem to have reverted back 100 years. So, when computing basic lengths of time, the Company's computer programs, certain building infrastructure components (including, elevators, alarm systems, telephone networks, sprinkler systems and security access systems) and many additional time-sensitive software that are non-Y2K compliant may recognize a date using "00" as the year 1900. This could result in system failures or miscalculations which could cause personal injury, property damage, disruption of operations and/or delays in payments from borrowers, any or all of which could materially adversely effect the Company's business, financial condition or results of operations.

During 1998 the Company implemented an internal Y2K compliance task force. The goal of the task force is to minimize the disruptions to the Company's business, which could result from the Y2K problem, and to minimize other liabilities, which the Company might incur in connection with the Y2K problem. The task force consists of existing employees of the Company and an outside consultant hired specifically to address the Company's internal Y2K issues.

The Company has conducted a company-wide assessment of its computer systems and operations infrastructure, and is currently testing its systems to determine their Y2K compliance. The Company presently believes those business-critical computer systems which are not presently Y2K-compliant will have been replaced, upgraded or modified prior to 2000.

During 1998, the Company initiated communications with third parties whose computer systems' functionality could impact the Company. These communications will facilitate coordination of Y2K solutions and will permit the

Company to determine the extent to which the Company may be vulnerable to failures of the third parties to address their own Y2K issues. However, as to the systems of the third parties that are linked to the Company, there can be no guarantee that such systems that are not now Y2K compliant will be timely converted to Y2K compliance.

The costs of the Company's Y2K compliance efforts are being funded with cash flows from operations. In total, these costs are not expected to be substantially different from the normal, recurring costs that are incurred for systems development, implementation and maintenance. As a result, these costs are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company anticipates that Y2K expenses through December 31, 1999 will be less than $1.0 million.

The Company has currently identified two material potential risks related to its Y2K issues. The first risk is that the Company's primary lenders, depository institutions and collateral custodians do not become Y2K compliant before year end 1999, which could materially impact the Company's ability to access funds and collateral necessary to operate its businesses. The Company is currently assessing the risks related to these and other Y2K risks, and has received some assurances that the computer systems of its lenders, depository institutions and collateral custodians, many of whom are among the largest financial institutions in the country, will be Y2K compliant by year end 1999.

The second risk is that the external servicing system on which the Company relies to service mortgage loans does not become Y2K compliant before year-end 1999. Failure on the part of the servicing system could materially impact the Company's servicing operations. As of February 5, 1999, the Company received confirmation that the servicing system had achieved Y2K compliance.

The Company is developing contingency plans for all non-Y2K compliant internal systems. Contingency plans include identifying alternative processing platforms and alternative sources for services and businesses provided by critical non-Y2K compliant financial depository institutions, vendors and collateral custodians. However, there can be no assurance that the Company's lenders, depository institutions, custodians and vendors will resolve their own Y2K compliance issues in a timely manner. The failure by these other parties to resolve such issues could have a significant effect on the Company's operations and financial condition.

The foregoing assessment of the impact of the Y2K problem on the Company is based on management's best estimates at the present time and could change substantially. The assessment is based upon numerous assumptions as to future events. There can be no guarantee that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate. The disclosure in this Section, "Year 2000," contains forward-looking statements, which involve risks and uncertainties. Reference is made to the first paragraph on page 1 of this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The primary market risk facing the Company is interest rate risk. Profitability may be directly affected by the level and fluctuation in interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the ability of the Company to purchase and originate loans and affect the mix of first and second mortgage loan products. Generally, first mortgage production increases relative to second mortgage production in response to low interest rates and second mortgage production increases relative to first mortgage production during periods of high interest rates. A significant decline in interest rates could decrease the size of the Company's loan servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent servicing rights and interest-only and residual certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates which could have a material adverse effect on the Company's results of operations and financial condition. Conversely, lower than anticipated rates of loan prepayments or lower losses could allow the Company to increase the value of interest-only and residual certificates, which could have a favorable effect on the Company's results of operations and financial condition. Fluctuating interest rates also may affect the net interest income earned by the Company from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities. In addition, inverse or flattened interest yield curves could have an adverse impact on the profitability of the Company because the loans pooled and sold by the Company have long-term rates, while the senior interests in the related securitization trusts are priced on the basis of intermediate term rates.

As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management," during the third and fourth quarters of 1998 the Company's traditional strategy of minimizing the risks of interest rate fluctuations through a program of shorting United States Treasury securities subjected the Company to margin calls of approximately $47.5 million as a result of significant volatility in the debt, equity and asset-backed markets, which disrupted the Company's anticipated hedging strategy. In September 1998, the Company stopped hedging its interest rate risk on mortgage loan purchases and originations and in October 1998 the Company closed all of its open hedge positions. The Company's decision to cease its hedging activity could result in substantial losses in the value of mortgage loans held for sale by the Company which are not offset by gains from the Company's hedging transactions.

The Company performs sensitivity analyses that quantify the net financial impact of changes in interest rates on its interest rate-sensitive financial instruments. These analyses are performed for various interest rate scenarios to capture the expected economic change in market value of interest rate-sensitive financial instruments. Various discounted cash flow models are employed to value these interest-rate sensitive financial instruments. The primary assumptions used in the discounted cash flow models used to value capitalized mortgage servicing rights and interest-only and residual certificates are prepayment rates, discount rates and credit losses. The Company generally makes mortgage loans to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that these borrowers tend to be more payment sensitive than interest rate sensitive and that changes in interest rates affect prepayment rates to a lesser extent than other factors such as competition, loan type and credit quality.

Utilizing this sensitivity analysis, as of December 31, 1998, the Company estimates that an instantaneous increase in interest rates of 50 basis points, or .50%, all else being constant, would result in a decrease in the fair value of its interest-rate sensitive financial instruments of approximately $13 million. These sensitivity analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the value of the Company's interest-rate sensitive financial instruments in such a scenario. Consequently, the preceding estimates should not be viewed as indicative of the actual changes in the values of interest rate-sensitive financial instruments that would occur in a rate environment equivalent to the one described in this paragraph.

For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management and - Inflation" and Note 13 of Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants..........................  65
Report of Independent Accountants...........................................  66
Financial Statements:
    Consolidated Balance Sheets as of December 31, 1997 and 1998............  67
    Consolidated Statements of Operations for the years ended
      December 31, 1996, 1997 and 1998......................................  68
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998................................  69
    Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1997 and 1998......................................  70
    Notes to Consolidated Financial Statements..............................  71

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders of
IMC MORTGAGE COMPANY AND SUBSIDIARIES

     We have audited the accompanying consolidated balance sheet of IMC Mortgage Company and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of IMC Mortgage Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMC Mortgage Company and Subsidiaries as of December 31, 1998 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 3 and 17 to the consolidated financial statements, the Company is being significantly and adversely affected by market conditions beyond its control and its access to debt, equity and asset-backed capital markets is severely limited. As a result, during the year ended December 31, 1998 the Company sustained a net loss of approximately $100.5 million and has an accumulated deficit of $41.3 million. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to this matter are also described in Notes 3 and 17. These plans include obtaining common shareholder approval for an acquisition transaction with Greenwich Funds and obtaining additional capital. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                       /S/ Grant Thornton L.L.P.

Tampa, Florida
March 31,1999

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
IMC Mortgage Company and Subsidiaries

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the two years in the period ended December 31, 1997 present fairly, in all material respects, the financial position of IMC Mortgage Company and Subsidiaries at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits on these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of IMC Mortgage Company and Subsidiaries for any period subsequent to December 31, 1997.


                       /S/ PricewaterhouseCoopers LLP

Tampa, Florida
February 20, 1998

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                       December 31,
                                                               ---------------------------
                                                                   1997            1998
                                                               -----------     -----------
                   ASSETS

Cash and cash equivalents ................................     $    26,750     $    15,454
Securities purchased under agreements to resell ..........         772,586              --
Accrued interest receivable ..............................          29,272          10,695
Accounts receivable ......................................          21,349          44,661
Mortgage loans held for sale, net ........................       1,673,144         946,446
Interest-only and residual certificates ..................         223,306         468,841
Warehouse financing due from correspondents ..............          25,913           2,810
Property, furniture, fixtures and equipment, net .........          14,884          17,119
Mortgage servicing rights ................................          34,954          52,388
Income tax receivable ....................................          18,841          12,914
Goodwill .................................................          91,963          89,621
Other assets .............................................          12,970          22,690
                                                               -----------     -----------
        Total ............................................     $ 2,945,932     $ 1,683,639
                                                               ===========     ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Warehouse finance facilities .............................     $ 1,732,609     $   984,571
Term debt ................................................         112,291         415,331
Notes payable ............................................          18,189          17,406
Securities sold but not yet purchased ....................         775,324              --
Accounts payable and accrued liabilities .................          31,665          15,302
Accrued interest payable .................................          10,857           3,086
Deferred tax liability ...................................          10,933              --
                                                               -----------     -----------
      Total liabilities ..................................       2,691,868       1,435,696
                                                               -----------     -----------

Commitments and contingencies (Note 15)

Redeemable preferred stock (redeemable at maturity
  at $100 per share and, under certain circumstances,
  upon a change of control) (Note 4) .....................              --          37,333

Stockholders' equity:
Common stock, par value $.01 per share; 50,000,000
   authorized; 30,710,790 and 34,139,790
   shares issued and outstanding .........................             307             341
Additional paid-in capital ...............................         193,178         251,633
Retained earnings (accumulated deficit) ..................          60,579         (41,364)
                                                               -----------     -----------
    Total stockholders' equity ...........................         254,064         210,610
                                                               -----------     -----------
    Total ................................................     $ 2,945,932     $ 1,683,639
                                                               ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (dollars in thousands, except share data)

                                                                   For the Year Ended December 31,
                                                          ------------------------------------------------
                                                              1996              1997              1998
                                                          ------------      ------------      ------------
Revenues:
    Gain on sales of loans ..........................          $46,230          $180,963          $205,924
    Additional securitization transaction
     expense (Note 7) ...............................           (4,158)               --                --
                                                          ------------      ------------      ------------
        Net gain on sale of loans ...................           42,072           180,963           205,924
                                                          ------------      ------------      ------------
    Warehouse interest income .......................           37,463           123,432           147,937
    Warehouse interest expense ......................          (24,535)          (98,720)         (118,345)
                                                          ------------      ------------      ------------
        Net warehouse interest income ...............           12,928            24,712            29,592
                                                          ------------      ------------      ------------
    Servicing fees ..................................            5,562            17,072            45,382
    Other revenues ..................................            5,092            16,012            40,311
                                                          ------------      ------------      ------------
        Total servicing fees and other ..............           10,654            33,084            85,693
                                                          ------------      ------------      ------------
        Total revenues ..............................           65,654           238,759           321,209
                                                          ------------      ------------      ------------
Expenses:
    Compensation and benefits .......................           16,007            82,051           124,234
    Selling, general and administrative expenses ....           15,652            64,999           130,547
    Sharing of proportionate value of equity (Note 7)            2,555                --                --
    Other interest expense ..........................            2,321            14,280            28,434
    Hedge loss (Note 5) .............................               --                --            22,351
    Market valuation adjustment (Note 10) ...........               --                --            84,638
    Interest expense - Greenwich Funds (Note 3) .....               --                --            30,795
                                                          ------------      ------------      ------------
           Total expenses ...........................           36,535           161,330           420,999
                                                          ------------      ------------      ------------
    Income (loss) before income taxes ...............           29,119            77,429           (99,790)
    Provision for income taxes ......................            4,206            29,500               679
                                                          ------------      ------------      ------------
Net income (loss) ...................................          $24,913           $47,929         $(100,469)
                                                          ============      ============      ============


Earnings per share data  (unaudited  pro forma data
  for the year ended  December 31, 1996 giving
  effect to provision for income taxes):
    Net income (loss) ...............................          $17,929           $47,929         $(100,469)
                                                          ============      ============      ============
    Net income (loss) per common share:
        Basic .......................................            $1.12             $1.76            $(3.21)
        Diluted .....................................            $0.92             $1.54            $(3.21)
    Weighted average shares outstanding:
        Basic .......................................       15,981,521        27,299,827        31,745,575
        Diluted .....................................       19,539,963        31,147,944        31,745,575


The accompanying notes are an integral part of these consolidated financial statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (dollars in thousands, except share data)

                                                                                          Retained
                                                  Common Stock           Additional       Earnings
                                           -------------------------      Paid-In      (Accumulated
                                             Shares         Amount        Capital         Deficit)         Total
                                           ----------     ----------     ----------      ----------      ----------
Stockholders' equity at
January 1, 1996 ......................      6,000,000            $60         $3,845          $1,704          $5,609
Issuance of options to
  ContiFinancial (Note 7) ............             --             --          8,448              --           8,448
Common stock issued in public
  offering ...........................      3,565,000             36         58,168              --          58,204
Reclassification of partnership
  earnings ...........................             --             --          4,124          (4,124)             --
Conversion of convertible
  preferred stock ....................        119,833              1          2,005              --           2,006
Stock options exercised ..............        150,000              2             (2)             --              --
Net income ...........................             --             --             --          24,913          24,913
Distributions for taxes (Note 2) .....             --             --             --          (9,843)         (9,843)
Two-for-one stock split (Note 1) .....      9,834,833             98            (98)             --              --
                                           ----------     ----------     ----------      ----------      ----------
Stockholders' equity at
  December 31, 1996 ..................     19,669,666            197         76,490          12,650          89,337
Common stock issued in public
  offering ...........................      5,040,000             50         57,977              --          58,027
Common stock issued in
  acquisition transactions ...........      5,043,763             50         51,962              --          52,012
Common stock issued under stock
  option and incentive plans and
  related tax benefits ...............        957,361             10          6,749              --           6,759
Net income ...........................             --             --             --          47,929          47,929
                                           ----------     ----------     ----------      ----------      ----------
Stockholders' equity at
  December 31, 1997 ..................     30,710,790            307        193,178          60,579         254,064
Common stock issued under
  stock option and incentive
  plans and related tax benefits .....         34,121             --            441              --             441
Exercise of stock warrants and
  related tax benefits ...............      2,159,998             22          2,663              --           2,685
Common stock issued under
  contingent earnouts ................      1,234,881             12          7,082              --           7,094
Issuance of debt with beneficial
  conversion feature .................             --             --         14,719              --          14,719
Issuance of stock warrants ...........             --             --          1,128              --           1,128
Elimination of Class A preferred stock
  conversion feature (Note 4) ........             --             --         32,422              --          32,422
Accretion of Class A preferred stock .             --             --             --          (1,474)         (1,474)
Net loss .............................             --             --             --        (100,469)       (100,469)
                                           ----------     ----------     ----------      ----------      ----------
Stockholders equity at
  December 31, 1998 ..................     34,139,790           $341       $251,633        $(41,364)       $210,610
                                           ==========     ==========     ==========      ==========      ==========

The accompanying notes are an integral part of this consolidated financial statement.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                 For the Year Ended December 31,
                                                                           ---------------------------------------
                                                                             1996           1997           1998
                                                                           ---------      ---------      ---------
Operating activities:
Net income (loss) ....................................................     $  24,913      $  47,929      $(100,469)
Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
               Interest expense - Greenwich Funds ....................            --             --         27,500
               Issuance of stock warrants ............................            --             --          1,128
               Sharing of proportionate value of equity ..............         2,555             --             --
               Depreciation and amortization .........................         1,650         10,144         25,937
               Mortgage servicing rights .............................        (7,862)       (34,252)       (35,911)
               Net loss in joint venture .............................           852          1,813          2,579
               Non-recurring benefit associated with the conversion
                 of Partnership to C Corporation .....................        (3,600)            --             --
               Change in deferred taxes ..............................           879         13,654        (10,933)
Net change in operating assets and liabilities, net of
          Effects from acquisitions:
               Decrease (increase) in mortgage loans held
                 for sale ............................................      (721,347)      (702,927)       726,698
               Decrease (increase) in securities purchased
                 under agreement to resell and securities
                 sold but not yet purchased ..........................           429          1,167         (2,738)
               Decrease (increase) in accrued interest receivable ....        (6,763)       (20,615)        18,577
               Decrease (increase) in warehouse financing due
                 from correspondents .................................        (4,992)       (25,674)        23,103
               Increase in interest-only and residual certificates ...       (72,174)      (137,060)      (245,535)
               Increase in other assets ..............................        (2,200)        (7,495)        (7,274)
               Increase in accounts receivable .......................        (1,596)       (16,450)       (23,312)
               Decrease (increase) in income tax receivable ..........            --        (15,241)         8,611
               Increase (decrease) in accrued interest payable .......         3,022          6,779         (7,771)
               Increase (decrease) in income tax payable .............         2,543         (2,543)            --
               Increase (decrease) in accrued and other liabilities ..         6,978          2,421         (9,853)
                                                                           ---------      ---------      ---------
               Net cash provided by (used in) operating activities ...      (776,713)      (878,350)       390,337
                                                                           ---------      ---------      ---------
        Investing activities:
               Investment in joint venture ...........................        (2,591)        (1,781)        (4,260)
               Purchase of property, furniture, fixtures and equipment        (1,218)       (12,772)        (5,665)
               Acquisition of businesses, net of cash acquired and
                 including other cash payments associated with
                 the acquisitions ....................................            --        (10,008)            --
               Other .................................................            --             --           (672)
                                                                           ---------      ---------      ---------
               Net cash used in investing activities .................        (3,809)       (24,561)       (10,597)
                                                                           ---------      ---------      ---------
        Financing activities:
               Issuance of common stock ..............................        58,203         59,923             12
               Issuance of preferred stock ...........................            --             --         49,232
               Distributions to partners for taxes ...................       (11,149)            --             --
               Net borrowings (repayments) on warehouse facilities ...       705,313        787,911       (748,038)
               Borrowings - term debt ................................        51,066        401,240        324,473
               Borrowings - notes payable ............................            --          5,000             --
               Repayments of borrowings - term debt ..................       (14,756)      (337,702)       (15,932)
               Repayments of borrowings - notes payable ..............            --             --           (783)
                                                                           ---------      ---------      ---------
               Net cash provided by (used in) financing activities ...       788,677        916,372       (391,036)
                                                                           ---------      ---------      ---------
               Net increase (decrease) in cash and
                 cash equivalents ....................................         8,155         13,461        (11,296)
               Cash and cash equivalents, beginning of period ........         5,134         13,289         26,750
                                                                           ---------      ---------      ---------
               Cash and cash equivalents, end of period ..............     $  13,289      $  26,750      $  15,454
                                                                           =========      =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998

     1.   Organization and Basis of Presentation

     IMC Mortgage Company and its wholly-owned subsidiaries (the "Company") purchase and originate mortgage loans made to borrowers who may not otherwise qualify for conventional loans for the purpose of securitization and sale. The Company has typically securitized these mortgages into the form of a Real Estate Mortgage Investment Conduit ("REMIC") or owner trust. A significant portion of the mortgages historically have been sold on a servicing retained basis.

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

     On January 27, 1997, the Board of Directors declared a two-for-one split of common stock payable on February 13, 1997 to stockholders of record as of February 6, 1997. A total of $98,000 was transferred from additional paid-in-capital to the stated value of common stock in connection with the stock split. This transaction has been recorded herein in the year ended December 31, 1996. The par value of the common stock remains unchanged.

     As discussed in Note 17 "Significant Events and Events Subsequent to December 31, 1998", on February 19,1999, the Company entered into a merger agreement with the Greenwich Funds that was terminated and recast as an acquisition agreement (the "Acquisition Agreement") on March 31, 1999. Under the Acquisition Agreement, the Greenwich Funds will receive newly issued common stock equal to 93.5% of the outstanding common stock of the Company after such issuance. Upon the consummation of the proposed acquisition by the Greenwich Funds, the Greenwich Funds will surrender their Class C exchangeable preferred stock of the Company for cancellation and amend and restate the existing loan agreement with the Company described in Note 3 "Warehouse Finance Facilities, Term Debt and Notes Payable", pursuant to which the Greenwich Funds will make available to the Company an additional $35 million in working capital loans.

     2.   Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and on deposit at financial institutions and short term investments with original maturities of 90 days or less when purchased.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998

Interest-only and Residual Certificates

The Company originates and purchases mortgages for the purpose of securitization and whole loan sale. The Company securitizes these mortgages primarily into the form of a REMIC or owner trust that issues classes of certificates representing undivided ownership interests in the income stream payable to the Trust. A REMIC is a multi-class security with certain tax advantages which derives its monthly principal paydowns from a pool of underlying mortgages. The senior class certificates issued by the trust, which are credit enhanced, are sold, with the subordinated classes (or a portion thereof) retained by the Company. The subordinated classes are in the form of interest-only and residual certificates. Credit enhancement is generally achieved by subordination of a subsidiary class of bonds to senior classes or an insurance policy issued by a monoline insurance company. The documents governing the Company's securitizations require the Company to build overcollateralization levels through payment to holders of senior certificates, for a period of time, of distributions otherwise payable to the Company as the residual interest holder. This overcollateralization causes the aggregate principal amount of the loans in the related pool to exceed the aggregate principal balance of the outstanding investor certificates. Such excess amounts serve as additional credit enhancement for the related trust. To the extent that borrowers default on the payment of principal or interest on the loans, the losses incurred in the REMIC will reduce the overcollateralization and cash flows otherwise payable to the residual interest security holder to the extent that funds are available. If payment defaults exceed the amount of overcollateralization, as applicable, the insurance policy maintained on certain REMIC trusts will pay any further losses experienced by holders of the senior interests in those related REMIC trusts or a subordinated class will bear the loss. The Company does not have any recourse obligations for credit losses in the trusts. During 1996, 1997 and 1998, the Company securitized $935 million, $4.9 billion and $5.1 billion of loans through four, eight, and seven trusts, respectively. See Note 10 "Interest Only and Residual Certificates."

     On January 1, 1997, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which was effective for transfers of the Company's financial assets made after December 31, 1996. SFAS 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. SFAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 requires the Company to allocate the total cost of mortgage loans sold among the mortgage loans sold (without servicing rights), interest-only and residual certificates and servicing rights based on their relative fair values. The adoption of SFAS 125 did not have a material effect on the Company's financial position or results of operations.

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

     In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company classifies interest-only and residual certificates as "trading securities" and, as such, they are recorded at fair value with the resultant unrealized gain or loss recorded in the results of operations in the period of the change in value. The Company determines fair value on an ongoing basis based on a discounted cash flow analysis. The cash flows are estimated as the excess of the weighted average coupon on each pool of mortgage loans sold over the sum of the pass-through interest rate plus a servicing fee, a trustee fee, an insurance fee when applicable and an estimate of annual future credit losses and prepayments related to the mortgage loans securitized over the life of the mortgage loans.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998

     These cash flows are projected over the life of the mortgage loans using prepayment, default and interest rate assumptions that the Company perceives market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk. The fair valuation includes consideration of the following characteristics: loan type, size, interest rate, date of origination, term and geographic location. The Company also used other available information such as externally prepared reports and information on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review.

     Prior to the fourth quarter of 1998, the rates used to discount the cash flows ranged from 11% to 14.5% based on the perceived risks associated with each REMIC or owner trust mortgage pool. During the fourth quarter of 1998, as a result of adverse market conditions (see Note 3 "Warehouse Finance Facilities, Term Debt and Notes Payable," Note 5 "Hedge Loss" and Note 17 "Significant Events and Events Subsequent to December 31, 1998") the Company adjusted to 16% the discount rate used to present value the projected cash flows retained by the Company. See Note 10 "Interest-Only and Residual Certificates." The Company utilizes prepayment and loss curves which the Company believes will approximate the timing of prepayments and losses over the life of the securitized loans. Prepayments on fixed rate loans securitized by the Company are expected to gradually increase from a constant prepayment rate ("CPR") of 4% to 28% in the first year of the loan and remain at 28% thereafter. The Company expects prepayments on adjustable rate loans to gradually increase from a CPR of 4% to 35% in the first year of the loan and remain at 35% thereafter. The CPR measures the annualized percentage of mortgage loans which prepay during a given period. The CPR represents the annual prepayment rate over the year, expressed as a percentage of the principal balance of the mortgage loan outstanding at the beginning of the period, without giving effect to regularly scheduled amortization payments. Prior to the fourth quarter of 1998, the Company expected losses from defaults to increase from zero in the first six months of the loan to 100 basis points after 36 months. During the fourth quarter of 1998, as a result of emerging trends in the Company's serviced loan portfolio and adverse market conditions, the Company revised the loss curve assumption used to approximate the timing of losses over the life of the securitized loans to increase from zero in the first six months of the loan to 175 basis points after 36 months. See Note 10 "Interest-Only and Residual Certificates."

Mortgage Servicing Rights

     Effective January 1, 1996, the Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights" ("SFAS 122"), superseded in June 1996 by SFAS 125, which was adopted by the Company effective January 1, 1997. The SFAS's require that upon sale or securitization of mortgages, companies capitalize the cost associated with the right to service mortgage loans based on its relative fair value. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future servicing income. Under SFAS 122 and SFAS 125, the Company capitalized mortgage servicing rights of approximately $7.8 million, $34.3 million and $35.9 million for the years ended December 31, 1996, 1997 and 1998, respectively, and amortized $1.2 million, $5.9 million and $18.5 million for the same periods.

     The Company periodically reviews mortgage servicing rights for impairment. This review is performed on a disaggregated basis for the predominant risk characteristic of the underlying loans which the Company believes to be loan type (i.e., fixed vs. adjustable rate). The Company does not consider interest rate to be a predominant risk characteristic. The Company generally makes loans to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that these borrowers tend to be more payment sensitive than interest rate sensitive. Impairment is recognized in a valuation allowance for each disaggregated stratum in the period of impairment. The carrying amount of mortgage servicing rights is deemed to be a reasonable estimate of their fair value.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998

Securities Purchased Under Agreements to Resell/Securities Sold But Not Yet Purchased

     Prior to October 1998, the Company hedged the interest rate risk on loan purchases by selling short United States Treasury Securities which matched the duration of the fixed rate mortgage loans held for sale and borrowed the securities under agreements to resell.

     Securities sold but not yet purchased were recorded on a trade date basis and carried at market value. The unrealized gain or loss on these instruments was deferred and recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans. The cost to carry securities purchased under agreements to resell was recorded as incurred.

     Securities purchased under agreements to resell were recorded on a trade date basis and carried at the amounts at which the securities would be resold.

     In October 1998, the Company closed all of its open hedge positions and at December 31, 1998, there were no open hedge positions. See Note 5 "Hedge Loss."

Mortgage Loans Held for Sale, Net

     Mortgage loans held for sale are mortgages the Company plans to sell or securitize. Mortgage loans held for sale are stated at lower of aggregate cost or market. The cost is net of any deferred loan origination fees, certain direct costs and deferred hedging gain or loss. Market value is determined by outstanding commitments from investors, if any, or current investor yield requirements on the aggregate basis. Included in mortgages held for sale at December 31, 1997 and 1998 were approximately $54 million and $85 million, respectively, of mortgage loans which were not eligible for securitization due to delinquency and other factors (loans under review). The amount by which cost exceeds market value on loans under review is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income in the period of change. The valuation allowances at December 31, 1997 and 1998 were $11.5 million and $24.0 million, respectively.

Revenue Recognition

     Gains on the sale of mortgage loans represent the difference between the sales price and the net carrying amount (which includes any hedging gains and losses) and are recognized when mortgage loans are sold and delivered to investors. For securitizations of mortgage loans, the gain on the sale of the loans represents the present value of the difference (spread) between (i) interest earned on the portion of loans sold and (ii) interest paid to investors, including related costs over the expected life of the loans, including expected charge-offs, foreclosure expenses and a servicing fee. The spread is adjusted for estimated prepayments.

     The increase or accretion of the value of the discounted interest-only and residual certificates over time is recognized on the interest method as earned.

     Prepayment penalties received from borrowers are recorded in income when collected and included in other revenue in the Statement of Operations at the time of early prepayments. Warehouse interest income on mortgage loans held for sale is recognized on the accrual method.

     The Company has typically retained servicing rights and recognizes servicing income from fees and late payment charges earned for servicing the loans owned by certificate holders and others. Servicing fees are generally earned at a rate of approximately 1/2 of 1%, on an annualized basis, of the outstanding loan balance being serviced. Servicing fee income is recognized as collected.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


Property, Furniture, Fixtures and Equipment, Net of Accumulated Depreciation

     Property, furniture, fixtures and equipment are carried at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the useful life of the improvements.

Advertising

     The Company expenses the production costs of advertising as incurred. Advertising expense was approximately $499,000, $9.0 million and $15.3 million for the years ended December 31, 1996, 1997 and 1998, respectively.

Goodwill

     Goodwill represents the excess of cost over fair value of net assets acquired by acquisition. Such excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over periods from five to thirty years. Amortization expense approximated $71,000, $2.7 million and $4.0 million for the years ended December 31, 1996, 1997 and 1998, respectively. Accumulated amortization approximated $2.8 million and $6.8 million at December 31, 1997 and 1998, respectively.

     Management periodically reviews the potential impairment of goodwill on a non-discounted cash flow basis to assess recoverability. The cash flows are projected on a pre-tax basis over the estimated useful lives assigned to goodwill. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the goodwill which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense.

Translation of Foreign Currency

     Assets and liabilities of the Company's Canadian subsidiary, which was incorporated during the year ended December 31, 1997, are translated at year-end rates of exchange, and the income statement is translated at weighted average rates of exchange for the year. For the years ended December 31, 1997 and 1998, the financial position and results of operations of the Company's Canadian subsidiary was not material in relation to the financial position or results of operations of the Company.

Income Taxes

     Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates currently in effect. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998

Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the provisions of APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

Consolidated Statement of Cash Flows - Supplemental Disclosures

     The Company paid $23.8 million, $106.2 million and $157.8 million for interest during the years ended December 31, 1996, 1997 and 1998, respectively. Total income taxes paid were $796,000, $33.5 million and $4.1 million for the years ended December 31, 1996, 1997 and 1998, respectively. During the years ended December 31, 1997 and 1998, the Company recorded a benefit of $3.6 million and $2.7 million, respectively, for the income tax related to the issuance of common stock under stock option and incentive plans and stock warrants.

Recent Accounting Pronouncements

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"). SFAS 134 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage-Backed Securities" ("SFAS 65") to require that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. Previously, SFAS 65 required that after an entity that is engaged in mortgage banking activities has securitized a mortgage loan that is held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests as trading, regardless of the entity's intent to sell or hold the securities or retained interest. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. On the date SFAS 134 is initially applied, an enterprise may reclassify from "trading" those mortgage-backed securities and other beneficial interests that were retained after the mortgage loans were securitized.

     The actual effect the adoption of SFAS 134 will have on the Company's financial statements will depend on various factors, including the amount of interest-only and residual certificates and the Company's ability and intent to sell or hold those investments. Accordingly, the Company can not determine at the present time the impact the application of the provisions of SFAS 134 will have on its statement of operations or balance sheet.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative was designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company hedges changes in the fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The ineffective portion of hedges will be recognized in current-period earnings.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998

     SFAS 133 precludes designation of a nonderivative financial instrument as a hedge of an asset or liability. The Company has historically hedged its interest rate risk on loan purchases by selling short United States Treasury Securities which match the duration of the fixed rate mortgage loans held for sale and borrowing the securities under agreements to resell. Prior to September 30, 1998 the unrealized gain or loss resulting from the change in fair value of these instruments has been deferred and recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans. SFAS 133 requires the gain or loss on these nonderivative financial instruments to be recognized in earnings in the period of changes in fair value without a corresponding adjustment of the carrying amount of mortgage loans held for sale. Management anticipates that if the Company uses derivative financial instruments to hedge the Company's interest rate risk on loan purchases the Company will use derivative financial instruments which qualify for hedge accounting under the provisions of SFAS 133.

     The actual effect implementation of SFAS 133 will have on the Company's statements will depend on various factors determined at the period of adoption, including whether the Company is hedging its interest rate risk on loan purchases, the type of financial instrument used to hedge the Company's interest rate risk on loan purchases, whether such instruments qualify for hedge accounting treatment, the effectiveness of the hedging instrument, the amount of mortgage loans held for sale which the Company intends to hedge, and the level of interest rates. Accordingly, the Company can not determine at the present time the impact adoption of SFAS 133 will have on its statements of operations or balance sheets.

     Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information". These statements establish standards for reporting and display of comprehensive income and disclosure requirements related to segments. The application of the provisions of these statements did not have an impact on the Company's financial position or results of operations.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and those differences could be material.

Reclassifications

     Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform with the 1998 classifications.

Unaudited Pro Forma Data

     The Partnership which is included in the consolidated financial statements became a wholly owned subsidiary of the Parent after the plan of exchange described in Note 1 was consummated. The Partnership made no provision for income taxes since the Partnership's income or losses were passed through to the partners individually. Under the terms of the partnership agreement, the Partnership was obligated to make quarterly cash distributions to the partners equal to 45% of profits (as defined in the partnership agreement) to enable the partners to pay taxes with respect to their partnership interests. Distributions to partners for income taxes were $9.8 million for the year ended December 31, 1996.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998

     The Partnership's income became subject to income taxes at the corporate level as of June 24, 1996, the effective date of the exchange. The unaudited pro forma data included in the consolidated statements of operations of the Company includes a pro forma provision for income taxes for the year ended December 31, 1996 to indicate what these taxes would have been had the exchange occurred prior to January 1, 1996.

     The following unaudited pro forma information reflects the Company's net income for the year ended December 31, 1996 had the Partnership been subject to federal and state income taxes for the entire year ended December 31, 1996:

                                                                 (in thousands)
     Income before income taxes ..........................          $29,119
     Pro forma provision for income taxes ................           11,190
                                                                    -------
     Pro forma net income ................................          $17,929
                                                                    =======

     The following unaudited pro forma information reflects the income tax expense that the Company would have incurred if it had been subject to federal and state income taxes for the entire year ended December 31, 1996.

                                                                 (in thousands)
     Pro forma current:
                   Federal ...............................          $ 8,910
                   State .................................            1,894
                                                                    -------
                                                                     10,804
                                                                    -------
     Pro forma deferred:
                   Federal ...............................              318
                   State .................................               68
                                                                    -------
                                                                        386
                                                                    -------
     Pro forma provision for income taxes ................          $11,190
                                                                    =======

     The following unaudited pro forma information reflects the reconciliation between the statutory provision for income taxes and the pro forma provision relating to the income tax expense the Company would have incurred had the Partnership been subject to federal and state income taxes for the entire year ended December 31, 1996.

                                                               (in thousands)
     Income tax at federal statutory rate ..............          $ 10,192
     State taxes, net of federal benefit ...............             1,310
     Nondeductible expenses ............................                36
     Other, net ........................................              (348)
                                                                  --------
     Pro forma provision for income taxes ..............          $ 11,190
                                                                  ========

Pro Forma Earnings Per Share and Earnings per Share

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("SFAS 128"), which became effective for the Company for reporting periods ending after December 15, 1997. Under the provisions of SFAS 128, basic earnings per share is determined using net income, adjusted for preferred stock dividends and accretion of preferred stock, and divided by weighted average shares outstanding. Diluted earnings per share, as defined by SFAS No. 128, is computed based on the amount of income that would be available for each common share, assuming all dilutive potential common shares were issued. All prior period earnings per share data have been restated in accordance with the provisions of SFAS 128.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


     Due to the recapitalization described in Note 1, earnings per share for the years ended December 31, 1996 have been computed on a pro forma basis, assuming the recapitalization occurred at the beginning of 1996. Amounts used in the determination of basic and diluted earnings per share are shown in the table below.

                                                                   (in thousands, except share data)
                                                           -----------------------------------------------
                                                               1996              1997             1998
                                                           ------------      ------------     ------------
Net income (loss) (pro forma net income for 1996) ....     $     17,929      $     47,929     $   (100,469)
Less preferred dividends .............................              (79)               --               --
Less accretion of preferred stock ....................               --                --           (1,474)
                                                           ------------      ------------     ------------
Income (loss) available to common stockholders-basic .           17,850            47,929         (101,943)
Add interest expense attributable to convertible
         debentures and accrued preferred dividends ..               97                --               --
                                                           ------------      ------------     ------------
Income (loss) available to common stockholders-diluted     $     17,947      $     47,929     $   (101,943)
                                                           ============      ============     ============

Weighted average common shares outstanding ...........       15,981,521        27,299,827       31,745,575
Adjustments for dilutive securities:
         Stock warrants ..............................        2,139,344         2,327,178               --
         Stock options ...............................        1,240,553         1,281,995               --
         Contingent shares ...........................            9,827           238,944               --
         Convertible preferred stock .................          115,248                --               --
         Convertible debentures ......................           53,470                --               --
                                                           ------------      ------------     ------------
Diluted common shares ................................       19,539,963        31,147,944       31,745,575
                                                           ============      ============     ============

     For the year ended December 31, 1998, there were no adjustments for stock warrants, stock options, contingently issuable shares and convertible preferred stock in computing the diluted weighted average number of shares outstanding as their effect was antidilutive.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


3. Warehouse Finance Facilities, Term Debt and Notes Payable

Warehouse Finance Facilities

     In October 1998, as a result of volatility in equity, debt, and asset-backed markets, among other things, the Company entered into intercreditor arrangements with Paine Webber Real Estate Securities, Inc. ("Paine Webber"), Bear Stearns Home Equity Trust 1996-1 ("Bear Stearns"), Aspen Funding Corp. and German American Capital Corporation, subsidiaries of Deutsche Bank of North America Holding Corp ("DMG") collectively (the "Significant Lenders"). The intercreditor arrangements provided for the warehouse lenders to "standstill" and keep outstanding balances under their facilities in place, subject to certain conditions, for up to 90 days (which expired mid-January 1999) in order for the Company to explore its financial alternatives. The intercreditor agreements also provided, subject to certain conditions, that the lenders would not issue any margin calls requesting additional collateral be delivered to the lenders. To induce DMG to enter the intercreditor agreement, the Company was required to permit DMG's committed warehouse and interest-only and residual facilities to become uncommitted and issued to DMG warrants exercisable at $1.72 per share to purchase 2.5% of the common stock of the Company on a diluted basis. Issuance of the stock warrants resulted in an increase to paid-in capital of $1.1 million and a corresponding charge to interest expense included in other interest expense in the accompanying Statement of Operations for the year ended December 31, 1998.

     In mid-January 1999, the intercreditor agreements expired; however, on February 19, 1999, concurrent with the execution of the Acquisition Agreement described in Note 17 "Significant Events and Events Subsequent to December 31, 1998", the Company entered into amended and restated intercreditor agreements with the Significant Lenders. Under the amended and restated intercreditor agreements, the Significant Lenders agreed to keep their respective facilities in place until the closing of the acquisition and for twelve months thereafter provided that the closing of the acquisition occurs within five months, subject to earlier termination in certain events. If the acquisition is not consummated within a five-month period, after that period, the Significant Lenders would not be subject to the requirements of the amended and restated intercreditor agreements.

     The Acquisition Agreement is subject to a number of conditions, including approval by the Company's shareholders. There can be no assurance that the acquisition will be consummated. If the acquisition by the Greenwich Funds is not consummated within five months from the signing of the amended and restated intercreditor agreements, the standstill period thereunder would expire and the Significant Lenders could exercise remedies. In such an event, it is likely that the Company would be unable to continue its business.

     None of the three Significant Lenders has formally reduced the amount available under its facilities, but each has informally indicated its desire that the Company keep the average amount outstanding on the warehouse facilities well below the amount available. There can be no assurance that the Significant Lenders will continue to fund the Company under their uncommitted facilities. See Note 17 "Significant Events and Events Subsequent to December 31, 1998". The Significant Lenders are to receive a fee of $1 million each upon consummation of the acquisition. The intercreditor agreements also provide for periodic payments to be made before, upon and after the acquisition.

     At December 31, 1998, the Company had a $1.25 billion uncommitted credit facility with Paine Webber. Outstanding warehouse borrowings, which bear interest at rates ranging from LIBOR (5.1% at December 31, 1998) plus 0.65% to LIBOR plus 0.90%. Approximately $110.0 million was outstanding under this facility at December 31, 1998. The Company has informally requested that Paine Webber permit funding of an additional $200 million under its warehouse facilities, but has not yet been notified if the request has been approved.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


     At December 31, 1998, the Company had a $1.0 billion uncommitted credit facility with DMG which includes a $100.0 million credit facility collateralized by interest-only and residual certificates. At December 31, 1998, $369.0 million was outstanding under this facility at December 31, 1998. DMG has indicated to the Company that additional funding will be on an "as-requested" basis.

     At December 31, 1998, the Company had a $1.0 billion uncommitted warehouse facility with Bear Stearns. This facility bears interest at LIBOR plus 0.75%. At December 31, 1998, $496.2 million was outstanding under this facility. Bear Stearns has requested that the Company maintain outstanding amounts under this warehouse facility at no more than $500 million.

     Additionally, at December 31, 1998, the Company had other warehouse lines of credit which totaled $154.0 million. Interest rates ranged from LIBOR plus 0.65% to LIBOR plus 1.50% as of December 31, 1998, and all borrowings mature within one year.

     Outstanding borrowings under the Company's warehouse financing facilities are collateralized by mortgage loans held for sale, warehouse financing due from correspondents and servicing rights on approximately $250 million of mortgage loans. Upon the sale of these loans and the repayment of warehouse financing due from correspondents, the borrowings under these lines will be repaid.

     The Company is attempting to enter into arrangements to obtain warehouse facilities from lenders that are not currently providing warehouse facilities to IMC, but has not yet been successful.

     As a result of the DMG warehouse facility becoming uncommitted and the adverse market conditions currently being experienced by the Company and other mortgage companies in the industry, the Company's ability to continue to operate is dependent upon the Significant Lenders' discretion to provide warehouse funding to the Company. There can be no assurance the Significant Lenders will approve the Company's warehouse funding requests.

Term Debt

     At December 31, 1998, outstanding interest-only and residual financing borrowings were $153.3 million under the Company's credit facility with Paine Webber. Outstanding borrowings bear interest at LIBOR plus 2.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

     Bear, Stearns & Co. Inc. and its affiliates, Bear Stearns Mortgage Capital Corporation and Bear, Stearns International Limited, provide the Company with an $100 million credit facility which is collateralized by the Company's interest in certain interest-only and residual certificates. At December 31, 1998, $97.7 million was outstanding under this credit facility, which bears interest at 1.75% per annum in excess of LIBOR.

     At December 31, 1998, outstanding interest-only and residual financing borrowings under the Company's credit facility with DMG were $43.2 million. Outstanding borrowings bear interest at LIBOR plus 2.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

     The interest-only and residual financing facilities described above are subject to the intercreditor agreements and amended and restated intercreditor agreements described under "Warehouse Finance Facilities" above.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


     At December 31, 1998, the Company had borrowed $2.2 million under an agreement which matured in August 1998, bears interest at 2.0% per annum in excess of LIBOR and is collateralized by the Company's interest in certain interest-only and residual certificates. The Company is currently discussing an extension of this facility, but there can be no assurance an extension can be obtained.

     At December 31, 1998, the Company also has outstanding a $6.2 million credit facility with an affiliate of the Company which bears interest at 10% per annum. The credit facility provides for repayment of principal and interest over 36 months, and based on certain circumstances, a partial prepayment of principal may be required on July 31, 1999.

     BankBoston provided the Company with a revolving credit facility which matured in October 1998, bore interest at LIBOR plus 2.75% and provided for borrowings up to $50.0 million to be used to finance interest-only and residual certificates or for acquisitions or bridge financing. At December 31, 1998, $42.5 million was outstanding under this credit facility. BankBoston, with participation from another financial institution, provided the Company with a $45.0 million working capital facility, which bore interest at LIBOR plus 2.75% and matured in October 1998. At December 31, 1998, $45.0 million was outstanding under this facility. The Company was unable to repay either of these BankBoston facilities when they matured.

     In October 1998, the Company entered into a forbearance and intercreditor agreement with BankBoston with respect to its combined $95.0 million facilities. That agreement provided that the bank would take no collection action, subject to certain conditions, for up to 90 days (which expired in mid-January 1999) in order for the Company to explore its financial alternatives.

     In mid-January, 1999 the forbearance and intercreditor agreement with BankBoston expired. On February 19,1999 the Greenwich Funds purchased, at a discount, from BankBoston its interest in the credit facilities, and entered into an amended intercreditor agreement with the Company relating to the combined $95.0 million facilities. Under the amended intercreditor agreement, the Greenwich Funds have agreed to keep its facilities in place for a period of 12 months thereafter, if the acquisition described in Acquisition Agreement, discussed below, is consummated within five months, subject to earlier termination in certain events as provided in the intercreditor agreements. If the acquisition by the Greenwich Funds is not consummated within a five month period, after that, the Greenwich Funds would no longer be required to standstill.

     On October 15, 1998, the Company entered into an agreement for a $33.0 million standby revolving credit facility with certain of the Greenwich Funds (the "Greenwich Loan Agreement"). The facility was available to provide working capital for a period of up to 90 days. The terms of the facility result in substantial dilution of existing common stockholders' equity equal to a minimum of 40%, up to a maximum of 90%, on a diluted basis, depending on (among other thing) when, or whether the Company entered into a definitive agreement for a transaction which could result in a change of control. In mid-January, 1999, the $33.0 million standby revolving credit facility matured. On February 16, 1999, the Greenwich Funds made additional loans available totaling $5.0 million under the facility.

     The terms of the Greenwich Loan Agreement resulted in significant expense and stockholder dilution during the year ended December 31, 1998. Interest expense of $30.8 million was recognized with respect to the Greenwich Loan Agreement which includes accrued interest at 10%, amortization of the $3.3 million commitment fee and the value attributable to the Class C preferred stock issued and the additional preferred stock issuable to the Greenwich Funds in exchange for its loan under the terms of the agreement as described in Note 4 "Redeemable Preferred Stock."

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


     On February 19, 1999, the Company entered into a merger agreement with the Greenwich Funds that was terminated and recast as an acquisition agreement on March 31, 1999. Under the Acquisition Agreement, the Greenwich Funds will receive newly issued common stock of the Company equal to 93.5% of the common stock outstanding after such issuance, leaving the existing common shareholders of the Company with 6.5% of the common stock outstanding. No payment will be made to the Company's common shareholders in this transaction. Upon the consummation of the acquisition, the Greenwich Funds will surrender for cancellation their Class C exchangeable preferred stock and enter into an amendment and restatement of its existing loan agreement with the Company, pursuant to which the Greenwich Funds will make available to the Company an additional $35 million in working capital loans, extend the maturity of the loans to three years from such consummation and forego their right to exchange their loans for additional preferred stock as described in Note 4.

     The Acquisition Agreement is subject to a number of conditions, including approval by the Company's shareholders. There can be no assurance that the Acquisition Agreement will be consummated. If the acquisition is not consummated within five months from the signing of the amended and restated intercreditor agreements, the standstill thereunder would expire and Significant Lenders and the Greenwich Funds could exercise remedies.

     The warehouse notes and term debt have requirements that the Company maintain certain debt to equity ratios and certain agreements restrict the Company's ability to pay dividends on common stock. Capital expenditures are limited by certain agreements.

Notes Payable

     At December 31, 1998, $4.5 million was outstanding under a mortgage note payable, which bears interest at 8.16% per annum and expires December 2007. The note is collateralized by the Company's headquarters building.

     At December 31, 1998, $12.9 million was outstanding under notes payable to shareholders related to an acquisition completed in 1997. These notes bore interest at prime (7.75% at December 31, 1998) plus 2.0% and mature on July 1, 1999.

     Note payable maturities for the next five years are as follows: $13.4 million in 1999; $500,000 in 2000; $500,000 in 2001; $500,000 in 2002; and
$500,000 in 2003.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


4.   Preferred Stock:

     Preferred stock consisted of the following at December 31, 1998:

                                                                  (in thousands)
Redeemable preferred stock, Class A,
    par value $.01 per share; liquidation
    value $100 per share; 500,000 shares
    authorized; 500,000 shares issued and
    outstanding ...............................................        19,052
Redeemable preferred stock, Class B,
    par value $.01 per share; liquidation
    value $100 per share; 300 shares
    authorized; no shares issued and
    outstanding ...............................................            --
Exchangeable preferred stock, Class C,
    par value $.01 per share; liquidation
    value $10 per share, 800,000
    shares authorized, 23,760.758
    shares issued and outstanding .............................        18,281
Preferred stock, Class D,
    par value $.01 per share; liquidation
    value $10 per share; 800,000 shares
    authorized; no shares issued or outstanding ...............            --
                                                                      -------
           Total preferred stock ..............................       $37,333
                                                                      =======

     There was no preferred stock issued or outstanding at December 31, 1997.

     On July 14,1998, Travelers Casualty and Surety Company and certain of the Greenwich Funds (together, the "Purchasers") purchased $50.0 million of the Company's Class A redeemable preferred stock (500,000 shares at $100 per share liquidation value). The Class A redeemable preferred stock was initially convertible into non-registered common stock at $10.44 per common share. The Class A redeemable preferred stock bears no dividend and is redeemable by the Company over a three-year period commencing in July 2008. The Class A redeemable preferred stock, under certain conditions, which includes a change of control, may be tendered to the Company at the option of the holder for redemption prior to scheduled maturity at a premium of 10%.

     The Purchasers were also granted an option to purchase an additional $30.0 million of Class B redeemable preferred stock at par (300,000 shares at $100 per share liquidation value) with a conversion price into common stock of $22.50. At December 31, 1998, this option had not been exercised. The option may be exercised until July 2001.

     In conjunction with the Greenwich Loan Agreement entered into on October 15, 1998 (see Note 3 "Warehouse Finance Facilities, Term Debt and Notes Payable"), the terms of the Class A redeemable preferred stock issued on July 14, 1998 and the terms of the Class B preferred stock were amended to, among other things, eliminate the conversion feature into common stock.

     The elimination of the conversion feature of the Class A redeemable preferred stock resulted in an increase to additional paid-in capital of $32.4 million representing the discount associated with the Class A redeemable

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


preferred stock. In subsequent periods, the Class A redeemable preferred stock will be accreted to the redemption amount of $50 million. The amount of periodic accretion will be charged against retained earnings. Accretion related to the Class A redeemable preferred shares was $1.5 million for the year ended December 31, 1998. The Company used a 10% discount rate to estimate the value of the Class A preferred stock.

     On October 15, 1998, the Company issued 23,760.758 shares of its Class C exchangeable preferred stock in conjunction with the Greenwich Loan Agreement described in Note 3, "Warehouse Finance Facilities, Term Debt and Notes Payable." The Class C exchangeable preferred stock has a par value of $0.01 per share, participates in any dividends paid in the common stock on the basis of a dividend per share equal to 1,000 times the dividend paid on the common stock and has a liquidation value equal to the greater of $10 per share and 1,000 times the liquidating distribution otherwise payable on a share of common stock. The Class C exchangeable preferred stock is exchangeable into an equal number of shares of Class D preferred stock in certain events and represents the equivalent of 40% of the common equity of the Company. The Class C exchangeable preferred stock is subject to redemption at the option of the holder, under certain circumstances, upon a change of control.

     The carrying value of the Class C exchangeable preferred stock was based on an allocation of the proceeds from the Greenwich Loan Agreement, which resulted in a discount on the term debt associated with the Greenwich Loan Agreement of $18.3 million. As of December 31, 1998, $15.2 million of this discount has been amortized to interest expense and is included in "Interest expense - Greenwich Funds" in the accompanying Consolidated Statements of Operations. The remaining discount of $3.1 million will be amortized to interest expense over the remaining term of the Greenwich Loan Agreement, which expired in January 1999. See Note 3 "Warehouse Finance Facilities, Term Debt and Notes Payable."

     Under the terms of the Greenwich Loan Agreement, after the end of the 90 day commitment period, if no definitive agreement which would result in a change of control has been entered into, the loans outstanding thereunder may be exchanged, at the holder's election, for Class C exchangeable preferred stock or Class D preferred stock representing the equivalent of 50% of the diluted equity of the Company. The Company valued this beneficial conversion feature based on the market capitalization of the Company at the effective date of the Greenwich Loan Agreement. The value assigned to the beneficial conversion feature of $14.7 million, which resulted in a discount on the term debt associated with the Greenwich Loan Agreement, and is being amortized to expense over the 90-day commitment period of the Greenwich Loan Agreement. As of December 31, 1998, $12.3 million of this discount has been amortized to interest expense and is included in "Interest Expense - Greenwich Funds" in the accompanying Consolidated Statements of Operations. The remaining amount of $2.4 million will be amortized to interest expense over the remaining term of the Greenwich Loan Agreement which matured in January 1999.

5.   Hedge Loss:

     The Company has historically sold United States Treasury securities short to hedge against interest rate movements affecting the mortgage loans held for sale. Prior to September 1998, when interest rates decreased, the Company would experience a devaluation of its hedge position (requiring a cash payment by the Company to maintain the hedge), which would generally be largely offset by a corresponding increase in the value of mortgage loans held for sale and therefore a higher gain on sale of loans at the time of securitization. Conversely, when interest rates increased, the Company would experience an increase in the valuation in the hedge position (providing a cash payment to the Company from the hedge position), which would generally be largely offset by a corresponding decrease in the value of mortgage loans held for sale and a lower gain at the time of securitization.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


     In September, 1998, the Company believes that, primarily due to significant volatility in debt, equity and asset-backed markets, investors increased investments in United States Treasury securities and at the same time demanded wider spreads over treasuries to acquire newly issued asset-backed securities. The effect of the increased demand for the treasuries resulted in a devaluation of the Company's hedge position, resulting in the Company paying approximately $47.5 million, which was not offset by an equivalent increased gain on sale of loans at the time of securitization as the investors demanded wider spreads over the treasuries to acquire the Company's asset-backed securities. Of the $47.5 million in hedge devaluation, approximately $25.1 million was closed at the time the Company priced two securitizations and was reflected as an offset to gain on sale and approximately $22.4 million was charged to hedge loss in the Statement of Operations. At December 31, 1998, the Company had no open hedge positions.

6.   Business Combinations

For the Year Ended December 31, 1996

     On January 1, 1996, the Company acquired assets of Mortgage Central Corp., a Rhode Island corporation ("MCC"), a mortgage banking company which did business under the name "Equitystars" primarily in Rhode Island, New York, Connecticut and Massachusetts. The initial purchase price ($2.0 million) for certain assets of MCC was paid by delivery to MCC of Series A voting, convertible preferred stock of the Company, with contingency payments over two years based on performance. The preferred stock had a liquidation preference of $100 per share plus preferred dividends accruing at 8% per annum from the date of issuance until redemption or liquidation. The preferred stock was converted into 239,666 shares of the Company's common stock upon closing of the Company's initial public offering in June 1996.

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price of $2.0 million has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price of $2.0 million over the fair values of the assets acquired of approximately $333,000 and liabilities assumed $57,000 was recorded as goodwill. Additional purchase price consideration of approximately $480,000 has been recorded as goodwill related to the contingent payment terms of the acquisition through December 31, 1997.

The operating results of MCC have been included in the Consolidated Statement of Operations from the date of acquisition on January 1, 1996.

For the Year Ended December 31, 1997

     Effective January 1, 1997, the Company acquired all of the assets of Mortgage America, Inc., a non-conforming mortgage lender based in Bay City, Michigan and Equity Mortgage Co., a non-conforming mortgage lender based in Baltimore, Maryland, and all of the outstanding common stock of Corewest Banc, a non-conforming mortgage lender based in Los Angeles, California. Effective February 1, 1997, the Company acquired all of the assets of American Mortgage Reduction, Inc., a non-conforming mortgage lender based in Owings Mills, Maryland. Effective July 1, 1997, the Company acquired all of the outstanding common stock of National Lending Center, Inc., a non-conforming mortgage lender based in Deerfield Beach, Florida, and substantially all of the assets of Central Money Mortgage Co., Inc., a non-conforming mortgage lender based in Baltimore, Maryland. Effective October 1, 1997, the Company acquired substantially all of the assets of Residential Mortgage Corporation, a non-conforming mortgage lender based in Cranston, Rhode Island. Effective November

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


1, 1997, the Company acquired substantially all of the assets of Alternative Capital Group, Inc., a non-conforming lender based in Dallas, Texas.

     All acquisitions were accounted for using the purchase method of accounting and the results of operations have been included in those of the Company from the dates of the acquisition. The fair value of the acquired companies' assets approximated the liabilities assumed and, accordingly, the majority of the initial purchase prices has been recorded as goodwill which is being amortized on a straight-line basis for periods from five to 30 years. The aggregate purchase price for the eight acquisitions completed in 1997 included 5,043,763 shares of common stock, gross cash paid of approximately $21.0 million, $12.9 million of notes payable to former owners of the acquired companies and assumption of a stock option plan which resulted in the issuance of options to acquire 334,596 share of the Company's common stock. The aggregate fair value of assets acquired in these acquisitions was approximately $71.2 million and liabilities assumed approximated $70.4 million. The Company recorded goodwill of approximately $87.0 million related to these acquisitions. Most of the acquisitions include earn-out arrangements that provide for additional consideration if the acquired company achieves certain performance targets after the acquisition. Additional purchase price of approximately $5.6 million and $1.6 million was recorded as goodwill during the years ended December 31, 1997 and 1998, respectively, related to the contingent payment terms of the acquisitions. Any such contingent payments will result in an increase in the amount of recorded goodwill related to such acquisition.

     The Company reviewed the potential impairment of goodwill on a non-discounted cash flow basis to assess recoverability. The Company determined that there was no impairment of goodwill at December 31, 1998 based on the projected cash flows of the acquired companies. However, potential impairment in future periods may result from several factors, including the consummation of the proposed transaction with the Greenwich Funds, the discontinuation of operations or sale of certain acquired companies, or other factors including turmoil in the financial markets in which the acquired companies and the Company operate. See Note 3 "Warehouse Finance Facilities, Term Debt and Notes Payable",
Note 5 "Hedge Loss" and Note 17 "Significant Events and Events Subsequent to December 31, 1998."

     The  pro  forma  results  of  operations   listed  below  reflect  purchase
accounting adjustments assuming the acquisitions occurred on January 1, 1997.

                                                                   1997
                                                                -----------
                                                                (unaudited)

                                                               (in thousands)

     Revenues ......................................            $   273,659
     Net Income ....................................                 56,370
     Basic earnings per share ......................                   1.96
     Diluted earnings per share ....................                   1.73

     The pro forma results of operations are not necessarily  indicative of what
the  actual   consolidated   results  of  operations  would  have  been  if  the
acquisitions had been effective at the beginning of 1997.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


7.   Strategic Alliance

     The Company, prior to 1997, relied on ContiFinancial Corporation and its subsidiaries and affiliates ("ContiFinancial") to provide the original credit facility for funding its loan purchases and originations as well as expertise and assistance in loan securitization. In 1996, the securitizations were structured so that ContiFinancial received, in exchange for cash of $8.6 million, interest-only and residual certificates with estimated values of $13.4 million. In addition, ContiFinancial paid $654,000 in expenses related to securitizations in 1996. The difference between the estimated value of the interest-only and residual certificates provided to ContiFinancial and the total amount of cash received and expenses paid by ContiFinancial amounted to $4.2 million in 1996, and has been recorded as additional securitization transaction expense.

     In August 1993, the Company entered into a five-year agreement ("1993 Agreement") with ContiFinancial which provided the Company with a warehouse line of credit, a standby credit facility, and certain investment banking services. Pursuant to the 1993 Agreement, the Company agreed to share the value of the partnership through a contingent fee based on a percentage of Residual Company Equity (as defined in the 1993 Agreement) to be paid in cash at the termination of the agreement. At December 31, 1993, there was no Residual Company Equity and accordingly no liability was recorded. At December 31, 1994, the Company had Residual Company Equity and accordingly the Company accrued a liability (sharing of proportionate value of equity) to reflect the contingent fee payable of $1.7 million at December 31, 1994 with a corresponding charge in the statement of operations.

     On January 12, 1995, the Company and ContiFinancial entered into a revised ten-year agreement (the "1995 Agreement") which replaced the 1993 Agreement and provided for contingent fees based on the fair market value of the Company (as defined). The amount of the contingent fee ranged from 15% to 25% of the fair market value of the Company if ContiFinancial or the Company, respectively, elected to terminate these arrangements. In the event that the agreement expired with neither ContiFinancial nor the Company electing to terminate the arrangements, the fee would have been 20% of the fair market value of the Company. If the Company made any distributions to the partners other than those made as tax distributions and returns of partnership equity, the Company would have been required to distribute an amount to ContiFinancial equal to 25% of these other distributions. At December 31, 1995, the Company accrued $5.9 million (based on an independent appraisal of the fair market value of the Company) representing the estimated amount that would have been payable to ContiFinancial had ContiFinancial elected to terminate the 1995 Agreement as of December 31, 1995. The increase in the amount accrued at December 31, 1995 related to the 1995 Agreement over the amount accrued at December 31, 1994 related to the 1993 Agreement was recorded as a charge to earnings for the year ended December 31, 1995.

     In March 1996, the Company and ContiFinancial replaced the 1995 Agreement with an agreement (the 1996 Agreement) which eliminated the ability of ContiFinancial to obtain or require a cash payment as provided for in the 1993 and 1995 Agreements and provided ContiFinancial options to acquire an interest in the Company for a nominal amount. On June 24, 1996, the effective date of the exchange described in Note 1, the option was converted into a warrant exercisable for a de minimus amount for 3,000,000 shares of the Company's common stock. The warrant contained customary anti-dilution provisions. ContiFinancial had certain rights to join in registration of additional shares of stock and, under certain conditions after the expiration of a four-year time period, to require that shares subject to ContiFinancial's warrants be registered by the Company or its successor. The liability that had been established under the 1995 Agreement was reclassified to paid-in capital in March 1996 in conjunction with the issuance of the ContiFinancial option. The fair value of the option at the date of grant (March 26, 1996) was estimated to be $8.4 million based on an independent appraisal of the option. The Company recorded

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


expense of $2.6 million for the year ended December 31, 1996, representing the excess of the estimated fair value of the option at the date of grant over the amount accrued at December 31, 1995 pursuant to the 1995 Agreement. As of December 31, 1998 Conti Financial had exercised the warrant for the entire 3,000,000 shares.

8.   Other Assets

     Other assets consist of the following:

                                                       (in thousands)
                                                      1997            1998
                                                    -------         -------

     Prepaid expenses .....................         $ 3,106         $10,319
     Real estate owned ....................           1,805           6,088
     Investment in joint venture ..........           1,707           3,388
     Hedge deposits .......................           4,356              --
     Notes receivable .....................           1,003             950
     Other ................................             993           1,945
                                                    -------         -------
                                                    $12,970         $22,690
                                                    =======         =======

     In March 1996, the Company entered into an agreement to form a joint venture (Preferred Mortgages Limited) in the United Kingdom to originate and purchase mortgages made to borrowers who may not otherwise qualify for conventional loans for the purpose of securitization and sale. The Company and a second party each own 45% of the joint venture, and a third party owns the remaining 10%. The original investment in the joint venture represents the acquisition of 675,000 shares of the joint venture stock for $1.0 million and a note receivable from the joint venture for $1.0 million.

     Additionally, at December 31, 1997 and December 31, 1998, the Company had loaned to the joint venture $1.8 million and $4.3 million, respectively. The note and loan bear interest at 3% per annum above LIBOR. Principal repayment on the note is to begin when the joint venture's Board of Directors determine the joint venture has sufficient available profits. The loan is due upon demand. To the extent not previously repaid, all principal is due December 31, 2040. The investment in the joint venture is accounted for under the equity method and is included in other assets.

9.   Servicing Portfolio

     The total servicing portfolio of loans was approximately $2.1 billion, $7.0 billion and $8.9 billion at December 31, 1996, 1997 and 1998, respectively.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


10.  Interest-Only and Residual Certificates

     Activity in interest-only and residual certificates consisted of the following:

                                                    For the year ended
                                                        December 31,
                                                --------------------------
                                                   1997             1998
                                                ---------        ---------
                                                      (in thousands)
     Balance, beginning of year .........       $  86,247        $ 223,306
     Additions ..........................         384,971          365,353
     Cash receipts ......................        (247,912)         (35,180)
     Market valuation adjustment ........              --          (84,638)
                                                ---------        ---------
     Balance, end of year ...............       $ 223,306        $ 468,841
                                                =========        =========


     In 1998, the Company revised the loss curve assumption used to approximate the timing of losses over the life of the securitized loans and the discount rate used to present value the projected cash flows retained by the Company. Previously, the Company expected losses from defaults to increase from zero in the first six months of the loan to 100 basis points after 36 months. During the fourth quarter of 1998, as a result of emerging trends in the Company's serviced loan portfolio and adverse market conditions (see Note 3 "Warehouse Finance Facilities, Term Debt, and Notes Payable," Note 5 "Hedge Loss" and Note 17 "Significant Events and Other Events Subsequent to December 31, 1998"), the Company revised its loss curve so that expected defaults gradually increase from zero in the first six months of the loan to 175 basis points after 36 months. The Company believes the adverse market conditions affecting the non-conforming mortgage industry may limit the Company's borrowers' ability to refinance existing delinquent loans serviced by IMC with other non-conforming mortgage lenders that market their products to borrowers that are less creditworthy, which IMC believes may increase the frequency of defaults. Previously, the Company discounted the present value of projected cash flows retained by the Company at discount rates ranging from 11% to 14.5%. During the fourth quarter of 1998, as a result of adverse market conditions, the Company adjusted to 16% the discount rate used to present value the projected cash flow retained by the Company. The revised loss curve and discount rate assumption resulted in a decrease to the estimated fair value of the interest-only and residual certificates of approximately $32.3 million and $52.3 million, respectively. The total decrease in fair value of the interest-only and residual certificates of $84.6 million is reflected as a market valuation adjustment in the accompanying Consolidated Statement of Operations for the year ended December 31, 1998.

     Cash receipts in 1997 include gross receipts of approximately $232.4 million from the sale, on a non-recourse basis of interest-only and residual certificates. The sale was effected through a securitization (the "Excess Cashflow Securitization") in which the Company sold interest-only and residual certificates that had an estimated net book value of approximately $266.6 million and received net cash proceeds equal to approximately 85% of the estimated net book value and a subordinated residual certificate for the balance of the estimated net book value. The Company did not recognize any gain or loss as a result of the Excess Cashflow Securitization, although costs of the transaction of approximately $4.9 million were expensed as incurred. The Company used the net proceeds to retire or reduce certain term debt.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


11.  Property, Furniture, Fixtures and Equipment

     Property, furniture, fixtures and equipment consists of the following:

                                                         December 31,
                                                  ------------------------
                                                    1997            1998
                                                  --------        --------
                                                       (in thousands)

     Building .............................       $  5,113        $  5,113
     Computer systems .....................          4,430           6,991
     Office equipment .....................          3,603           4,395
     Furniture ............................          3,465           5,350
     Leasehold improvements ...............            512             732
     Other ................................            335             648
                                                  --------        --------
             Total ........................         17,458          23,229
     Less accumulated depreciation ........         (2,574)         (6,110)
                                                  --------        --------
     Property, furniture, fixtures and
        equipment, net ....................       $ 14,884        $ 17,119
                                                  ========        ========

     Depreciation expense was $317,000, $1.5 million and $3.5 million for the years ended December 31, 1996, 1997 and 1998, respectively.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


12.  Income Taxes

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

     The components of the provision for income taxes allocable to the Company consist of the following:

                                                                        (in thousands)
     Current income tax expense:                                1996          1997         1998
                                                              --------      --------     --------
                   Federal ..............................     $  5,713      $ 13,070     $  9,578
                   State ................................        1,214         2,776        2,034
                                                              --------      --------     --------
                                                                 6,927        15,846       11,612
                                                              --------      --------     --------
     Deferred income tax expense (benefit):
                   Federal ..............................          725        11,262       (9,018)
                   State ................................          154         2,392       (1,915)
                                                              --------      --------     --------
                                                                   879        13,654      (10,933)
                                                              --------      --------     --------
     Non-recurring benefit associated with the conversion
        of Partnership to C Corporation .................       (3,600)           --           --
                                                              --------      --------     --------
     Total provision for income taxes ...................     $  4,206      $ 29,500     $    679
                                                              ========      ========     ========

The income tax benefits related to the exercise of certain warrants reduces taxes currently payable and is credited to additional paid in capital. Such income tax benefit for 1998 was approximately $2.7 million.



Total provision (benefit) for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to income (loss) before income taxes as indicated below:

                                                                          (in thousands)
                                                                 1996          1997          1998
                                                               --------      --------      --------
     Income tax (benefit) at federal statutory rate ......     $ 10,192      $ 27,100      $(34,927)
     State income tax (benefit), net of federal benefit ..        1,310         3,484        (4,490)
     Interest expense - Greenwich Funds ..................           --            --         4,845
     Non-recurring benefit associated with the conversion
        of the Partnership to a C Corporation ............       (3,600)           --            --
     Goodwill amortization ...............................           --           817         1,345
     Other, net ..........................................         (312)       (1,901)          281
     Valuation allowance .................................           --            --        33,625
     Effect of applying statutory federal and state income
        tax rates to partnership income ..................       (3,384)           --            --
                                                               --------      --------      --------
                   Total provision for income taxes ......     $  4,206      $ 29,500      $    679
                                                               ========      ========      ========

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                     (in thousands)
                                                                   1997          1998
                                                                 --------      --------
     Deferred tax assets:
         Stock warrants .....................................    $  2,403      $     --
         Allowance for loan losses ..........................       5,095        10,334
         Interest-only and residual certificates ............       3,722        69,323
         Joint venture ......................................       1,037         2,068
         Mortgage servicing rights ..........................         866         8,159
         Other ..............................................       3,634         4,346
     Deferred tax liabilities:
         Interest-only and residual certificates ............     (27,110)      (59,611)
         Other ..............................................        (580)         (994)
                                                                 --------      --------
         Net deferred tax asset (liability) before
           valuation allowance ..............................     (10,933)       33,625
         Valuation allowance ................................         --        (33,625)
                                                                 --------      --------
         Net deferred tax asset (liability) .................    $(10,933)     $     --
                                                                 ========      ========

     The asset and liability method of accounting for income taxes requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Specifically, due to the timing of the expected reversal of the
Company's temporary differences, realization is dependent upon the Company achieving sufficient future earnings to achieve the tax benefits. Due to the uncertain nature of their ultimate realization based upon past performance, the Company has established a full valuation allowance against the deferred tax assets and is recognizing the deferred tax asset only as reassessment demonstrates that the assets are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits from these deferred tax assets will be recorded in future operations as a reduction of the Company's income tax provision.

13.  Financial Instruments and Off Balance Sheet Activities

Financial Instruments

     The Company regularly securitizes and sells fixed and variable rate mortgage loans. Prior to October 1998, as part of its interest rate risk management strategy, the Company hedged its fixed rate interest rate risk related to its mortgage loans held for sale by utilizing United States Treasury securities. The Company classified these transactions as hedges. The gains and losses derived from these financial securities were deferred and included in the carrying amounts of the mortgage loans held for sale and ultimately recognized in income when the related mortgage loans were sold. Deferred losses on the United States Treasury Securities used to hedge the anticipated transactions amounted to approximately $2.7 million at December 31, 1997. The Company did not hedge its fixed rate interest rate risk related to mortgage loans held for sale at December 31, 1998. See Note 5 "Hedge Loss".

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


Market Risk

     The Company is subject to market risk from interest-only and residual certificates and was subject to market risk from short sales of United States Treasury securities prior to October 1998, in that changes in market conditions can and could unfavorably affect the market value of such contracts.

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

          Mortgage loans held for sale: The estimate of fair values is based on current pricing of whole loan transactions that a purchaser unrelated to the seller would demand for a similar loan. The fair value of the mortgage loans held for sale approximated $1.7 billion and $970.0 million at December 31, 1997 and 1998, respectively.

          Warehouse financing due from correspondents: The carrying amounts are considered to approximate fair value as the amounts are short term in nature and bear market rates of interest.

          Interest-only and residual certificates: The fair value is determined by discounting the estimated cash flow over the life of the certificate using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk. The carrying amount is considered to be a reasonable estimate of fair market value.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


          Warehouse finance facilities, term debt and notes payable: The warehouse finance facilities have maturities of less than one year and bear interest at market interest rates and, therefore, the carrying value is a reasonable estimate of fair value. The carrying amount of outstanding term debt and notes payable bear market rates of interest and approximates fair value.

Credit Risk

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

     As of December 31, 1997 and 1998, the Company had outstanding commitments to extend credit at fixed rates to purchase loans in the amounts of $515.0 million and $101.0 million, respectively. Commitments to extend credit or to purchase a loan are granted for a period of thirty days and are contingent upon the borrower and the borrower's collateral satisfying the Company's underwriting guidelines. Since many of the commitments are expected to expire without being exercised, the total commitment amount does not necessarily represent future cash requirements or future credit risk.

     The Company is exposed to on-balance sheet credit risk related to its mortgage loans held for sale and interest-only and residual certificates.

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and mortgages held for sale. The Company places its cash and cash equivalents with what management believes to be high-quality financial institutions and thereby limits its exposure to credit risk. As of December 31, 1996, 1997 and 1998 a large amount of mortgage loans with on balance sheet and off balance sheet risks were collateralized by properties located in the mid-Atlantic region of the United States.

Warehouse Exposure

     The Company makes available to certain correspondents warehouse financing which bear interest at rates ranging from 1.75% to 2.50% per annum in excess of LIBOR, of which $25.9 million and $2.8 million were outstanding at December 31, 1997 and 1998, respectively. Interest income on these warehouse financing facilities were $191,000, $1.5 million and $1.2 million for the years ended December 31, 1996, 1997 and 1998, respectively. The warehouse commitments are for terms of less than one year. Mortgage loans originated by the correspondents remain in the warehouse for a period of 30 days at which point the mortgage loans are either purchased by the Company or sold to another investor.

14.  Employee Benefit Plans

Defined Contribution Plans

     The Company adopted a defined contribution plan (401(k)) for all eligible employees during August 1995. Additionally, the Company assumed many 401(k) plans of acquired subsidiaries and merged these plans into the

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


Company's plan. Contributions to the plan are in the form of employee salary deferrals, which may be subject to an employer matching contribution up to a specified limit at the discretion of the Company. The Company's contribution to the plan amounted to $277,000, $960,000 and $1.9 million for the years ended December 31, 1996, 1997 and 1998, respectively.

     The Company's subsidiary, National Lending Center, Inc. ("National Lending Center"), sponsors a 401(k) plan for eligible employees. National Lending Center's policy is to match 25% of the first 6% of employees' contributed amounts. Contributions to the plan included in the accompanying consolidated statement of operations for the years ended December 31, 1997 and 1998 were approximately $24,000 and $89,000, respectively.

Stock Award Plans

     Effective October 1997, the Company adopted the Executive Officer Unregistered Stock Plan (the "Executive Officer Plan") and the Vice-Presidents' Unregistered Stock Plan (the "Vice Presidents' Plan") which provide compensation for certain officers of the Company in the form of unregistered shares of the Company's common stock.

     Under the Executive Officer Plan, if the Company achieves an increase in net earnings per share for two consecutive years of 10% or more, eligible participants receive a grant of fully-vested unregistered shares of the Company's common stock at the end of each fiscal year beginning with the fiscal year ended December 31, 1997. The number of unregistered shares granted to each participant equals the officer's base salary divided by the closing price of the Company's common stock on the last calendar day of the year. Each participant also receives a cash payment equal to the income tax benefit the Company obtains from the issuance of the common stock. A total of 104,463 shares of unregistered stock were granted under the Executive Officer Plan for the year ended December 31, 1997, resulting in compensation expense of $3.0 million. No unregistered shares were granted under the executive officer plan during the year ended December 31, 1998.

     Under the Vice-Presidents' Plan, certain vice-presidents as determined by the Compensation Committee of the Board of Directors may receive a grant of unregistered shares of the Company's common stock at the end of each fiscal year beginning with the year ended December 31, 1997. The number of unregistered shares granted to each designated vice-president shall equal such vice-president's base salary at the year end divided by the closing price for the Company's common stock on the last day of the fiscal year. The unregistered shares granted to each vice-president vest over a three year period with one-third vesting immediately, and an additional one-third vesting on the last day of each of the next two fiscal years so long as the vice-president is still employed by the Company on such date. No unregistered shares were granted under the Vice-Presidents' Plan during the years ended December 31, 1997 and 1998.

Stock Option Plans

     On December 11, 1995, the Partnership adopted the Partnership Option Plan pursuant to which the Partnership was authorized to grant to certain key employees, directors of the General Partner and certain non-employee advisors (collectively, "Eligible Persons") options to acquire an equity interest in the Partnership. In April 1996, the Company adopted the Company Incentive Plan and the Directors Stock Option Plan. All options granted under the Partnership Option Plan were assumed by the Company pursuant to the Company Incentive Plan and the Directors Stock Option Plan. The aggregate equity interest in the Company available under the Company Incentive Plan and the Director Stock Option Plan may not exceed 12% of all equity interests in the Company as of the date the plan was adopted.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


     In July 1997, the Company adopted the IMC Mortgage Company 1997 Incentive Plan (the "1997 Incentive Plan") pursuant to which the Company is authorized to grant to eligible employees options to purchase shares of common stock of the Company. The 1997 Incentive Plan provides that options to acquire a maximum of 250,000 shares may be granted thereunder at exercise prices of not less than 100% of the fair market value of the common stock at the date of each grant. Such options expire ten years after the date of grant. As of December 31, 1998, 127,500 options had been granted under the 1997 Incentive Plan.

     The Company applies APB 25 and related interpretations in accounting for its plans. SFAS 123 was issued by the FASB in 1995 and, if fully adopted, changes the method for recognition of cost with respect to plans similar to those of the Company. The Company has adopted the disclosure alternative established by SFAS 123. Therefore pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented below.

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

     A summary of the status of the Company's stock options as of December 31, 1996, 1997 and 1998 and the changes during the year is presented below:

                                                           1996                        1997                      1998
                                                  -----------------------    -----------------------   -------------------------
                                                                 Weighted                   Weighted                   Weighted
                                                                  Average                   Average                     Average
                                                                 Exercise                   Exercise                   Exercise
                                                    Shares        Price        Shares        Price        Shares         Price
                                                    ------        -----        ------        -----        ------         -----
Outstanding at beginning of year .............     1,150,866     $ 2.35       1,511,168     $ 4.18       1,464,661      $ 4.18
Granted ......................................       360,302     $10.00         354,596     $ 4.94         139,932      $ 8.29
Exercised ....................................             0                    401,103     $ 3.77           5,173      $ 2.35
Canceled .....................................             0                          0                     63,032      $11.49
                                                  ---------                  ----------                 ----------
Outstanding at end of year ...................     1,511,168     $ 4.18       1,464,661     $ 3.59       1,536,388      $ 4.54
                                                  ==========                 ==========                 ==========
Options exercisable at end of year ...........     1,010,456                  1,258,820                  1,325,075
                                                  ==========                 ==========                 ==========
Options available for future grant ...........       534,286                    429,690                    343,092
                                                  ==========                 ==========                 =========
Weighted average fair value of options granted
    during year ..............................    $     5.75                 $     5.92                 $     6.64
                                                  ==========                 ==========                 ==========

     The fair value of stock options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                             1996        1997        1998
                                            ------      ------      ------

     Risk-free interest rate ..........      5.7%        5.5%        5.6%
     Expected option life in years ....      4.2         1.3         6.0
     Expected stock price volatility ..     53.2%       54.1%       96.6%
     Expected dividend yield ..........       --          --          --

     The 1996 grants included options to purchase 120,000 shares of common stock granted to employees at exercise prices less than the market price of the stock on the date of grant. The exercise price of the options,

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


market price of the common stock at grant date and estimated fair value of such options at grant date were $8.00, $12.00 and $8.11 per share, respectively. The Company records compensation expense for such grants over their vesting periods in accordance with APB 25. Such expense totaled approximately $40,000, $96,000 and $96,000 in the years ended December 31, 1996, 1997 and 1998, respectively.

     The 1996 grants also include options to purchase 20,000 shares of common stock, which were granted to advisors to the Company at exercise prices equal to the market price of the stock at grant date. Expense representing the estimated fair value of such grants of approximately $20,000, $57,000 and $96,000 has been recognized in the years ended December 31, 1996, 1997 and 1998, respectively, under the provisions of SFAS 123.

     The Company assumed the stock option plan of its acquired subsidiary, Mortgage America, Inc. ("Mortgage America") in accordance with the terms of the purchase agreement. On January 1, 1997, the effective date of the acquisition, the fully vested outstanding options under the Mortgage America stock option plan were converted to fully-vested options to acquire 334,596 shares of the Company's common stock (see Note 6). The exercise price of the options and market price of the common stock at the acquisition date were $4.19 and $16.75, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                Options Outstanding                Options Exercisable
                                      ---------------------------------------   --------------------------
                                                        Weighted                  Number
                                          Number        average      Weighted   exercisable at    Weighted
                                      outstanding at   remaining     average      December        average
                                        December 31,  contractual    exercise        31,         exercise
                                           1998          life         price         1998           price
                                      --------------  -----------   ---------   --------------    -------
     Range of exercise prices
          $2.35 ....................       994,592        7.0         $ 2.35       994,592        $ 2.35
          $4.00 to $8.00 ...........       458,865        7.9         $ 7.08       300,052        $ 6.72
          $12.00 to $20.25                  82,931        8.6         $10.99        30,431        $11.20
                                         ---------                               ---------
               Total ...............     1,536,388        7.4         $ 4.23     1,325,075        $ 3.54
                                         =========                               =========

     Had compensation cost for the Company's 1996, 1997 and 1998 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's pro forma net income and pro forma net income per common share for the year ended December 31, 1996 and net income (loss) and net income (loss) per common share for the years ended December 31, 1997 and 1998 would approximate the pro forma amounts below.

                                                  Year Ended                   Year Ended                      Year Ended
                                               December 31, 1996            December 31, 1997               December 31, 1998
                                           -------------------------     -------------------------     ---------------------------
                                           As Reported     Pro Forma     As Reported     Pro Forma     As Reported       Pro Forma
                                           -----------     ---------     -----------     ---------     -----------       ---------
                                                                    (in millions except per share data)
Net income (loss) (pro forma for 1996)      $   17.9       $   17.3       $   47.9       $   47.5       $  (100.5)       $  (100.7)
Basic earnings (loss) per share
   (pro forma for 1996) ..............      $   1.12       $   1.08       $   1.76       $   1.74       $   (3.21)       $   (3.22)
Diluted earnings per share
  (pro forma for 1996) ...............      $   0.92       $   0.88       $   1.54       $   1.52       $   (3.21)       $   (3.22)

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards in future years are anticipated.

15.  Commitments and Contingencies

Industry Partners Incentive Plan

     In 1996, the Company created an incentive plan (the "Industry Partners Incentive Plan") to encourage partners to sell more mortgage loans to the Company than required under their commitments. Under that Plan, options exercisable for five years after grant to acquire a total of 20,000 shares of common stock of the Company at $9.00 per share were awarded to Partners for the quarter ended September 30, 1996. The market price of the stock at date of grant was $16.00 per share. The 20,000 options were allocated among those Partners that doubled their commitments, pro rata, to the extent the Partners exceeded that doubled commitment for the quarter. The plan was amended and, for each quarter beginning with the quarter ended December 31, 1996, Industry Partners that double their commitments will be eligible to receive on a pro rata basis fully paid shares of common stock equal to $105,000 divided by the market price of the common stock at the end of each quarter. The fully paid shares of common stock will be issued among those Industry Partners that double their commitments, pro rata, to the extent the Industry Partner exceeded its doubled commitment for the quarter. The Industry Partners Incentive Plan continues through the quarter ended June 30, 2000. Expense recorded under the plan in the years ended December 31, 1996, 1997 and 1998 amounted to approximately $257,000, $252,000 and $189,000, respectively.

Operating Leases

     The Company leases office space and various office equipment under operating lease agreements. Rent expense under operating leases was $753,000, $4.1 million and $7.9 million in the years ended December 31, 1996, 1997 and 1998, respectively.

     Future  minimum  lease  payments  under   noncancellable   operating  lease
agreements at December 31, 1998 are as follows:

   Years Ending
   December 31,                                               (in thousands)
   ------------
   1999.......................................                     6,305
   2000.......................................                     4,889
   2001.......................................                     3,896
   2002.......................................                     2,729
                                                                 -------
                                                                 $17,819
                                                                 =======

Employment Agreements

     Certain members of management entered into employment agreements expiring through 2001 which, among other things, provide for aggregate annual compensation of approximately $1.4 million plus bonuses ranging from 5% to 15% of base salary in the relevant year for each one percent by which the increase in net earnings per share of the Company over the prior year exceeds 10%, up to a maximum of 300% of annual compensation. Each employment agreement contains a restrictive covenant, which prohibits the executive from competing with the Company for a period of 18 months after termination.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


Legal Proceedings

     The Company is party to various legal proceedings arising in the ordinary course of its business. Management believes that none of these matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

     On December 23, 1998, certain former shareholders of CoreWest sued the Company in Superior Court of the State of California for the County of Los Angeles claiming the Company agreed to pay them $23.8 million in cancellation of the contingent "earn out" payment, if any, payable by the Company in connection with the Company's purchase of all of the outstanding shares of CoreWest. The case is in the early stages of pleading; however, the Company's management believes there is no merit in the plaintiffs' claims.

Year 2000

     The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.


16.  Quarterly Results of Operations (Unaudited)

                                         (in millions, except per share data)
                                                    Fiscal Quarter
                                       ----------------------------------------
           1998                         First      Second     Third      Fourth
           ----                        ------      ------     -----      ------

Revenues .........................     $  83.9    $  97.3    $  83.8    $  56.2
Net income (loss) ................     $  15.1    $  16.3    $   2.2    $(134.1)
Basic earnings per share .........     $  0.49    $  0.53    $  0.07    $ (4.00)
Diluted earnings per share .......     $  0.44    $  0.47    $  0.06    $ (4.00)

           1997
           ----

Revenues .......................       $  38.4    $  49.8    $  73.7    $  76.8
Net income .....................       $   8.9    $  10.7    $  13.5    $  14.8
Basic earnings per share .......       $  0.41    $  0.41    $  0.45    $  0.48
Diluted earnings per share .....       $  0.34    $  0.36    $  0.40    $  0.43

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


17.  Significant Events and Events Subsequent to December 31, 1998:

     The Company, like several companies in the sub-prime mortgage industry, has been significantly and adversely affected by market conditions beyond their control. Along with many companies in the industry, the Company's access to debt, equity and asset-backed markets has become virtually impossible. These market conditions have resulted in many companies in the industry filing for bankruptcy protection, such as Southern Pacific Funding (October 1,1998), Wilshire Financial Services Group, Inc. (March 3,1999) MCA Financial Corp (February 1,1999), United Companies (March 2,1999) and certain subsidiaries of First Plus Financial (March 6, 1999). As a result of these unprecedented market conditions, the Company has closed certain retail offices, reduced total number of employees, significantly reduced all loan sales through securitization, focused significantly on loan sales to institutional investors and is in the process of identifying and reducing non-essential costs of operations. The Company, based on these unprecedented market conditions, has entered into an Acquisition Agreement to provide the Company with a reasonable opportunity to avoid having to file bankruptcy protection like many of its competitors.

     As described in Note 3 "Warehouse Finance Facilities, Term Debt and Notes Payable", on October 15, 1998, the Company entered into the Greenwich Loan
Agreement that provided the Company a $33 million standby revolving credit facility for a period of up to 90 days. In consideration for providing the facility, the Greenwich Funds received Class C exchangeable preferred stock representing the equivalent of 40% of the Company's common equity and under certain conditions the Greenwich Funds could elect either to (a) receive repayment of the loan facility, plus accrued interest at 10% per annum, and a take-out premium of up to 200% of the average principal amount outstanding or
(b) exchange its loans for additional preferred stock, representing the equivalent of an additional 50% of the Company's common equity.

     On February 19, 1999, the Company entered into a merger agreement with the Greenwich Funds which was terminated and recast as an acquisition agreement on March 31, 1999. Under the Acquisition Agreement, the Greenwich Funds will receive newly issued common stock of the Company equal to 93.5% of the outstanding common stock after such issuance, leaving the existing common shareholders of the Company with 6.5% of the common stock outstanding. No payment will be made to the Company's common shareholders in this transaction. Upon the consummation of the acquisition, the Greenwich Funds will surrender
Class C exchangeable preferred stock for cancellation and enter into an amendment and restatement of the Greenwich Loan Agreement, pursuant to which the Greenwich Funds will make available to the Company an additional $35 million in working capital loans. See Note 3, "Warehouse Finance Facilities, Term Debt and Notes Payable."

     The Acquisition Agreement is subject to a number of conditions including approval by the Company's shareholders. There is no assurance that this transaction will be consummated.

     The Company is in the process of preparing to call a special meeting of its shareholders to authorize the issuance of common stock to the Greenwich Funds.

     On February 19, 1999, the Greenwich Funds purchased, at a discount, from BankBoston its interests in the revolving credit facilities.

     Simultaneously with the execution of the merger agreement, the Company entered into amended and restated intercreditor agreements with its three major warehouse lenders and with the Greenwich Funds relating to the revolving credit bank facility and the Greenwich Loan Agreement, as amended. Under those agreements, the lenders agreed to keep their respective facilities in place through the closing of the acquisition and for twelve months

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1996, 1997 and 1998


     thereafter if acquisition by the Greenwich Funds is consummated within five months, subject to earlier termination in certain events as provided in the intercreditor agreements. If the acquisition is not consummated within a five month period, after that period, those lenders would no longer be required to stand still and could exercise remedies. In such an event, it is likely that the Company would be unable to continue its business. The financial statements have been prepared assuming the Company will continue as a going concern, the shareholders will approve the acquisition by the Greenwich Funds of 93.5% of the common stock to be outstanding and the intercreditor agreements will remain in effect for a period of up to seventeen months. In the event the Acquisition Agreement is terminated or the acquisition is not consummated within five months, the lenders subject to the requirements of the amended and restated intercredior agreements would no longer be required to refrain from exercising remedies. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Change in Certifying Accountants

     On February 16, 1999, IMC appointed Grant Thornton LLP ("Grant Thornton") the independent accounting firm to audit the financial statements of IMC for the year ended December 31, 1998 and dismissed PricewaterhouseCoopers LLP ("PWC"). The decision to dismiss PWC was approved by the Audit Committee of IMC's Board of Directors on February 16, 1999.

     IMC's  decision  was made after  discussions  with and in  accordance  with directions from the SEC. The SEC announced on January 14,1999 that the Securities and Exchange Commission ("SEC") had brought and settled charges against PWC for engaging in improper professional conduct by violating SEC independence rules. The SEC issued an Order Instituting Proceedings and Opinion and Order Pursuant to Rule 102(e) of the SEC's Rules of Practice ("SEC Order") issued by the SEC under the Securities Exchange Act of 1934 (Release 40945/January 14, 1999 and Accounting and Auditing Enforcement Release No. 10981/January 14, 1999 Administration Proceedings File No. 2-9809).

     Specifically, the SEC Order details activities by a PWC Senior Tax Associate with securities of a company identified in the SEC Order as "Company A". Based on communications with the SEC and PWC, IMC believes that it is the company identified in the SEC Order as "Company A". The SEC Order states that the PWC Senior Tax Associate performed preliminary work involved in transferring certain engagements for Company A from PWC's Jacksonville, Florida office to its Tampa Office. The SEC Order also states that the PWC Senior Tax Associate did not own Company A securities while he performed services for "Company A." However, his ownership of Company A securities occurred during the period that PWC was designated as Company A's independent public accountant.

     PWC has stated to IMC that they believe this violation had no effect on either the quality or integrity of any audit or the reliability of any opinion rendered in connection with its audit engagement with IMC. IMC also firmly believes in the quality and integrity of its financial statements as of their respective dates and in the reliability of PWC's audit opinions.

     The SEC has acknowledged that IMC had no knowledge or reason to know of PWC's lack of compliance with the SEC's independence standards. The conduct of PWC is not consistent with the standards regarding compliance with SEC regulations that IMC expects and demands from its independent public accountant.

     Before IMC became aware of the violations of the independence standards, IMC was satisfied with its relationship with PWC and, in the absence of the violations described in the SEC Order, would not have elected to replace PWC.

     PWC's reports on IMC's consolidated financial statements for 1997 and 1996 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During IMC's two most recent fiscal years and the period from the end of its most recent fiscal year through February 16, 1999, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to PWC's satisfaction would have caused PWC to make reference to the subject matter of the disagreement in connection with its reports. In addition, during IMC's two most recent fiscal years and the period from the end of its most recent fiscal year through February 16, 1999, there have been no reportable events, as such term is defined in Item 304(a) of Regulation S-K promulgated under the Securities Act.

     During IMC's two most recent fiscal years and the subsequent interim period preceding the engagement of Grant Thornton, neither IMC nor anyone on its behalf consulted Grant Thornton regarding (i.) the application of accounting principles to specific completed or proposed transactions, or the type of audit opinion that might be rendered on IMC's financial statements, which consultation resulted in the providing of a written report or oral advice concerning the same to IMC that Grant Thornton concluded was an important factor considered by IMC in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii.) any matter that was either the subject of a disagreement (as defined in Rule 304(a)(1)(iv.) of Regulation S-K or a reportable event (as defined in Rule 304(a)(1)(v.) of Regulation S-K.

                                    PART III.

Item 10.  Directors and Executive Officers of the Registrant

     The executive officers of the Company and their ages and positions as of the date of this Annual Report on Form 10-K are set forth below:

Name (Age)                                      Position and Business Experience
----------                                      --------------------------------
George Nicholas (56)               Chief Executive Officer, Chairman of the Board, and
                                   Assistant Secretary, Member of the Compensation and
                                   Executive Committees
Thomas G. Middleton (52)           President and Chief Operating Officer, Member of the
                                   Compensation and Executive Committees
Stuart D. Marvin (39)              Chief Financial Officer
Joseph P. Goryeb (68)              Director, Member of the Audit and Option Commitees
Mitchell W. Legler (57)            Director, Member of the Compensation and Audit Committees
Mark W. Lorimer (40)               Director, Member of the Compensation and Audit Committees

George Nicholas has served as Chief Executive Officer and Chairman of the Board of IMC since the formation of the Company in December 1995 and as Assistant Secretary of the Company since April 1996. Since his founding of the Partnership in August 1993, Mr. Nicholas has served as Chief Executive Officer of the Partnership and Chairman of the Board and sole stockholder of its general partner. The Company became the successor of the Partnership in June 1996. Mr. Nicholas' experience in the lending business spans 34 years. He has previously held positions at General Electric Credit Corp., Household Finance Corp., and American Financial Corporation of Tampa ("AFC"), a company of which he was the owner and Chief Executive Officer from its formation in February 1986 until it was acquired by Equibank in 1988. From February 1988 until May 1992, Mr. Nicholas was President of AFC, a subsidiary of Equibank, which was a wholesale lending institution specializing in the purchase of non-conforming mortgage loans. From June 1992 until July 1993, Mr. Nicholas was an independent mortgage industry consultant. In 1993, Mr. Nicholas organized the original Industry Partners and led negotiations with investment bankers in connection with the formation of the Partnership.

Thomas G. Middleon has served as Director and President of the Company since December 1995 and as Assistant Secretary of the Company since April 1996. Mr. Middleton has served as Chief Operating Officer of the Partnership since August 1993 and as President of the Partnership since July 1995. Mr. Middleton has 28 years of experience in the lending business. From April 1992 until August 1993, Mr. Middleton was Senior Vice-President of Shawmut National Corporation and from February 1991 until April 1992, Mr. Middleton was Managing Director of STG Financial Inc. Mr. Middleton served as Executive Vice-President and Chief Credit Officer of Equimark Corp. from June 1987 until February 1991.

Stuart D. Marvin has served as Chief Financial Officer since August 1, 1996. Mr. Marvin is a certified public accountant and prior to joining the Company was a partner in the Jacksonville, Ft. Lauderdale, and Miami, Florida offices of Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP).

Joseph P. Goryeb has served as a director of the Company since April 1996. Mr. Goryeb is the Chairman and Chief Executive Officer of Champion Mortgage Co., Inc., a leading non-conforming residential mortgage institution that was founded by Mr. Goryeb in 1981. His 40 years of experience in the consumer lending industry include previous positions with Beneficial Finance Company and Suburban Finance Company.

Mitchell W. Legler has served as a director of the Company since April 1996. Mr. Legler is the sole stockholder of Mitchell W. Legler, P.A. and has been general counsel to the Company since August 1995. Mr. Legler is currently a director of Stein Mart, Inc., a Nasdaq listed company. From January 1991 to August 1995, Mr. Legler was a partner of Foley & Lardner, prior to which he was a partner of Commander, Legler, Werber, Dawes, Sadler & Howell, P.A., attorneys at law in Jacksonville, Florida.'

Mark W. Lorimer has served as the Executive Vice President and Chief Operating Officer of Auto-By-Tel Corporation, a leading international online buying service for automotive purchasing, financing and insurance, since May 1997. Mr. Lorimer served as Vice President and General Counsel of Auto-By-Tel Corporation from December 1996 until May 1997. Prior to joining Auto-By-Tel Corporation, Mr. Lorimer was a partner of and, from March 1989 to January 1996, was an associate with, the law firm of Dewey Ballantine.

Terms of Directors and Officers

     The Company's Articles of Incorporation provide that the Company's Board of Directors consists of such number of persons as shall be fixed by the Board of Directors from time to time by resolution and is divided into three classes, with each class to be as nearly equal in number of directors as possible. The Company's Bylaws provide that the Board of Directors shall consist of no fewer than one nor more than ten persons. Currently there are five directors. The term of office of the directors in each of the three classes expires at the annual meeting of stockholders in 1999 through 2001, respectively. Messrs. Nicholas and Middleton serve until their term ends at the Annual Meeting of Stockholders to be held in 1999. Mr. Legler serves until his term ends at the Annual Meeting of Stockholders to be held in the year 2000. Messrs. Goryeb and Lorimer serve until their term ends at the Annual Meeting of Stockholders to be held in 2001. At each annual meeting, the successors to the class of directors whose term expires at that time are to be elected to hold office for a term of three years, and until their respective successors are elected and qualified, so that the term of one class of directors expires at each such annual meeting. In the case of any vacancy on the Board of Directors, including a vacancy created by an increase in the number of directors, the vacancy shall be filled by the Board of Directors, with the director so elected to serve until the next Annual Meeting of Stockholders. Any newly created directorships or decreases in directorships are to be assigned by the Board of Directors so as to make all classes as nearly equal in number as possible. Directors may be removed only for cause. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

Committees and Meetings of the Board of Directors

     The Board of Directors of the Company held 18 meetings in 1998. During such year, each Director attended more than 75% of the meetings held by the Board of Directors and the committees on which he served. The Company's Board of Directors also acts from time to time by unanimous written consent in lieu of meetings.

     The Company has an Audit Committee, a Compensation Committee, an Option Committee, an Executive Committee and a 1997 Incentive Plan Committee.

     Audit Committee. During 1998 the Audit Committee consisted of Messrs. Goryeb, Legler and Lorimer. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, and reviews the adequacy of the Company's internal accounting controls. The Audit Committee held meetings on June 2 and December 22, 1998.

     Compensation Committee. The Compensation Committee consists of Messrs. Nicholas, Middleton and Legler. The Compensation Committee determines the compensation of the Company's executive officers. The Compensation Committee met once during 1998 on February 9, 1998.

     Option Committee. During 1998 the Option Committee consisted of Mr. Goryeb and Mr. Wykle, a director who did not stand for reelection at the Company annual meeting in June, 1998. The Option Committee has the authority to administer the Company's stock option plans and to grant options thereunder. The Option Committee did not meet during 1998.

     Executive Committee. The Executive Committee consists of Messrs. Nicholas, Middleton, and any one other member of the Board of Directors. The Executive Committee did not meet during 1998.

     1997 Incentive Plan Committee. The 1997 Incentive Plan Committee consists of Messrs. Nicholas and Middleton and has the authority to grant options to eligible employees under the IMC Mortgage 1997 Incentive Plan. The 1997 Incentive Plan Committee did not meet during 1998.

     Other Committees. The Board of Directors may establish other committees as deemed necessary or appropriate from time to time.

     The Company does not have a nominating committee. The functions customarily performed by a nominating committee are performed by the Board of Directors as a whole. Any stockholder who wishes to make a nomination at an annual or special meeting for the election of directors must do so in compliance with the applicable procedures set forth in the Company's Bylaws. The Company will furnish Bylaw provisions upon written request to Laurie Williams at the Company's principal executive offices at 5901 E. Fowler Avenue, Tampa, FL 33617-2362.

Director Compensation

     Directors who are not employees of the Company received stock options pursuant to the Directors' Stock Option Plan (the "Directors' Plan"). Messrs. Goryeb and Legler each received ten-year options to purchase 12,932 shares of Common Stock pursuant to the Directors' Plan at $2.35 per share. Mr. Lorimar received ten-year options to purchase 12,932 shares of Common Stock pursuant to the Directors' Plan at $10.00 per share. The Company pays non-employee directors $5,000 per quarter. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No director who is an employee of the Company receives compensation for services rendered as a director.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors consists of Messrs. Nicholas, Middleton and Legler. Messrs. Nicholas and Middleton are Executive Officers of the Company (see "Executive Compensation"). Mr. Legler is the sole stockholder in Mitchell W. Legler, P.A., which is retained by the Company as its general counsel. No interlocking relationship exists between the Company's Board of Directors or officers responsible for compensation decisions and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Item 11. Executive Compensation

Summary Compensation Table. The following table sets forth compensation earned, whether paid or deferred, by the Company's Chief Executive Officer and other executive officers whose compensation exceeded $100,000 during the year ended December 31, 1998 for all services rendered in all capacities as employees of the Company during the years ended December 31, 1996, 1997 and 1998. Information is provided for each fiscal period during which such persons were employed by the Company.

                                                                                                               Long Term
                                                        Annual Compensation                                Compensation Awards
                                    -------------------------------------------------------------     ------------------------------
                                                                                      Other           Securities        Issuance
                                                                                      Annual          Underlying           of
Name and Principal Position         Year         Salary              Bonus        Compensation(1)     Options(2)      Securities(3)
---------------------------         ----       ----------          ----------     ---------------     ----------      -------------
George Nicholas, Chairman           1998       $  574,750          $       --       $   21,676             --                  --
of the Board, Chief                 1997          522,500           1,567,500          373,344             --              13,003
Executive Officer ............      1996          475,000           1,425,000            6,500             --                  --

Thomas G. Middleton,                1998          459,800                  --           21,676             --                  --
President, Chief Operating          1997          418,000           1,254,000          300,575             --              10,331
Officer ......................      1996          380,000           1,140,000            9,500             --                  --

                                    1998          330,000                  --           21,676             --                  --
Stuart D. Marvin, Chief             1997          256,250             300,000          227,638             --               2,513
Financial Officer (4) ........      1996          111,677              93,750               --         96,000                  --

----------
(1) Consists of payments made in cash to Executive Officers for the tax benefit realized by the Company as a result of the issuance of common stock as a part of their annual compensation, payments for automobile allowances and matching contributions by IMC under the IMC Savings Plan, a defined contribution plan under Section 401(k) of the Internal Revenue Code, as amended.

(2) Options for Mr. Nicholas and Mr. Middleton are fully vested. Mr. Marvin was granted 120,000 options on August 1, 1996 to purchase 120,000 shares of common stock at $8.00 per share. These options vest over five years at a rate of 1 2/3 % per month. Mr. Marvin exercised 24,000 of these options in 1997. See "Aggregate Option Exercises and Year-End Option Values".

(3) Issued to executive officers as part of annual compensation. Amounts shown are net of shares withheld by Company at the request of the Executive Officer to pay federal income taxes. Shares withheld were 30,997, 24,869 and 22,751 for Messrs. Nicholas, Middleton and Marvin, respectively.

(4) Compensation from commencement of employment on August 1, 1996; includes reimbursement of $17,927 for relocation costs to Tampa, Florida.

     Stock Options and Stock Appreciation Rights Grants. No stock options were granted to any executive officer or director of the Company during the year ended December 31, 1998 except that Mr. Lorimer was granted options to purchase 12, 932 shares of common stock at a price of $10 per share when he became a director in June 1998. No stock appreciation rights have ever been granted to any executive officers.

Aggregate Option Exercises and Year-End Option Values. The following table sets forth information concerning the value of unexercised options held by each of the executive officers at December 31, 1998. No stock options were exercised by any executive officers during the year ended December 31, 1998.

                                                                  Value of
                                  Number of securities       Unexercised In-the-
                                 underlying unexercised       Money Options at
                                 options at Fiscal Year       Fiscal Year End/
                                  End/ Un-exercisable &       Un-exercisable &
                                     Exercisable(1)           Exercisable (1)
                                     --------------           ---------------
         Name
         ----
George Nicholas                        475,732                     $0
Thomas G. Middelton                    282,866                      0
Stuart D. Marvin                        96,000                      0


(1) Based on the closing price of $0.28 per share of the Common Stock on Nasdaq on December 31, 1998, the last trading day of the Company's fiscal year. All options held by Mr. Nicholas and Mr. Middleton are fully vested and are exercisable at $2.35 per share. Mr. Marvin was granted 120,000 options on August 1, 1996 to purchase 120,000 shares of common stock at $8.00 per share. These options vest over five years at a rate of 1 2/3 % per month, of which he exercised 24,000 during 1997.

Employment Agreements

     The Company has employment agreements with George Nicholas, its Chairman and Chief Executive Officer, Thomas G. Middleton, its President and Chief Operating Officer, and Stuart D. Marvin, its Chief Financial Officer ("Employment Agreements"). In addition to the Employment Agreements described below, in September of 1997, the Board of Directors established the Executive Officer Unregistered Share Plan. See "Compensation Committee Report - Executive Officer Unregistered Share Plan" for a description of this plan.

     Mr. Nicholas' Employment Agreement commenced on January 1, 1996 and terminates on December 31, 2001 (subject to automatic five-year extensions, unless either the Company or Mr. Nicholas gives a notice of termination six months prior to the extension). The Employment Agreement provides for an annual salary of $574,750 for the year of 1998, plus an increase each subsequent year equal to the greater of (i) the change in the cost of living in Tampa, Florida, and (ii) an amount equal to 10% of the base salary for the prior year, but only if the Company has achieved an increase in net income per share of 10% or more in that year. In addition, the Employment Agreement provides for payment of a bonus equal to 15% of the base salary of the relevant year for each one percent by which the increase in net income per share exceeds 10% up to a maximum of 300% of his base salary. For example, if the increase in net income per share for a particular year were 20%, the bonus payment would equal 150% of the base salary for such year. The Employment Agreement also provides that the Company shall use its best efforts to elect Mr. Nicholas to the Company's Board of Directors and to its Executive Committee. Mr. Nicholas' employment may be terminated by the Company at any time for "cause" (including material breach of the Employment Agreement, certain criminal or intentionally dishonest and misleading acts, and breaches of confidentiality and failure to follow directives of the Board). If Mr. Nicholas is terminated for cause or voluntarily terminates his employment (in the absence of a Company breach or a "change of control") he does not receive any deferred compensation. Mr. Nicholas is entitled to deferred compensation upon (i) his termination by the Company without cause, (ii) the Company's failure to renew his Employment Agreement on expiration, (iii) death or disability, (iv) voluntary termination by Mr. Nicholas after a material breach by the Company, and (v) voluntary termination after a "change of control" (defined as any (A) acquisition of 25% or more of the voting power or equity of the Company, (B) change in a majority of the members of the Board excluding any change approved by the Board, or (C) approval by the Company's stockholders of a liquidation or dissolution of the Company, the sale of substantially all of its assets, or a merger in which the Company's stockholders own a minority interest of the surviving entity). The amount, if any, of deferred compensation payable to Mr. Nicholas will be determined at the time of termination equal to the greater of
(i) his base salary for the remainder of the then-current term of the Employment Agreement, and (ii) an amount equal to 150% of the highest annualized total compensation (including bonus) earned by him during the preceding three years. Receipt of deferred compensation is Mr. Nicholas' sole remedy in the event of a wrongful termination by the Company. Mr. Nicholas' Employment Agreement contains a restrictive covenant prohibiting him, for a period of 18 months following the termination of his employment for any reason, from competing with the Company within the continental United States or from soliciting any employees from the Company who are earning in excess of $50,000 per year. However, this restrictive covenant is not applicable if Mr. Nicholas is terminated without cause or if the Company defaults in the payment of deferred compensation to Mr. Nicholas or otherwise materially breaches the Employment Agreement. The Employment Agreement also provides that the Company shall indemnify Mr. Nicholas for any and all liabilities to which he may be subject as a result of his services to the Company.

     Mr. Middleton's Employment Agreement commenced on January 1, 1996 and contains terms that are substantially the same as those of Mr. Nicholas' Employment Agreement, except that Mr. Middleton's annual salary for the year 1998 is $459,800, plus increases as provided therein.

     Mr. Marvin's Employment Agreement, as amended on October 3, 1997 and on April 1, 1998, commenced on August 1, 1996 and extends until December 31, 2001. Mr. Marvin's employment agreement contains terms that are substantially the same as those of Mr. Nicholas' employment agreement, except that Mr. Marvin's base salary for 1998 was $330,000, plus increases as provided, and except that in determining any deferred compensation payable to Mr. Marvin, Mr. Marvin's bonus for 1997 is deemed to be three times his 1997 base salary of $300,000 that was in effect at the end of 1997.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors has furnished the following report on executive compensation for inclusion in this Annual Report on Form 10-K:

     Compensation Philosophy. Base salaries and bonus for executive officers shown on the summary compensation table set forth above under "Executive Compensation" were established by employment agreements that were entered into prior to the Company's initial public offering in June of 1996 and continue through 2001, except in the case of Stuart Marvin, the Company's Chief Financial Officer, whose employment agreement was executed in August of 1996 when he joined the Company, and amended on October 3, 1997 and April 1, 1998, and extends until December 31, 2001. The employment agreements are described in more detail above and the Compensation Committee believes that those agreements established base salaries, which are reasonable when compared the Company's industry peers. The employment agreements provide for bonuses that can be as much as three times base salary.

     As the bonuses for the Company's executive officers are a direct function of increases in earnings per share, the Compensation Committee believes that the compensation plan and employment agreements for the Company's executive officers are in line with the Company's dual goals of rewarding performance and establishing compensation arrangements which align the interests of officers and other key employees with those of the Company's shareholders. As the Company suffered a material decrease in earnings per share in 1998 compared to 1997, no bonus was paid to any executive officer with respect to 1998.

Long Term Compensation Incentive Plans.

     Employee Stock Option Plan and IMC Mortgage Company 1997 Incentive Plan. The Company has an Employee Stock Option Plan and the IMC Mortgage Company 1997 Incentive Plan ("The Option Plans"). The purpose of The Option Plans is to provide long-term incentive to the Company's key employees. The Compensation Committee believes that The Option Plans are a principal vehicle for motivating management and employees to work toward long-term growth and shareholder value. During 1998, 127,000 options were awarded under The IMC Mortgage Company 1997 Incentive Plan.

     The Option Plans reflect the Company's philosophy that officers' and employees' incentive compensation should reflect the same long-term interests as those of the Company's shareholders. To encourage continued service with the Company, the options granted under The Option Plans typically vest over a five-year period of employment with the Company. Additional increases in the value of the Common Stock, which benefit all shareholders, will thus serve as a primary incentive to officers and key employees.

     Executive Officer Unregistered Share Plan. On October 3, 1997, the Board of Directors adopted the Executive Officer Unregistered Share Plan pursuant to which each of the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer could receive an annual bonus payable solely in unregistered shares of the Company's Common Stock if the Company achieved at least a ten percent (10%) growth in net income per share for the year then ending over the net income per share for the prior fiscal year. In each case, the bonus would equal the officer's base salary then in effect. The number of unregistered shares issued to each Executive Officer is calculated by dividing the base salary for each Executive Officer by the closing price of the Company's shares on NASDAQ at the end of the year as to which the bonus relates. The Company will "gross-up" each bonus for taxes saved by the Company on the issuance of the shares and taxes may be paid by withholding of shares. The plan also allows Executive Officers to surrender shares or options for shares of the Company's Common Stock owned by them to satisfy income tax obligations arising from any compensation received from the Company for the calendar year. No shares were awarded pursuant to this plan for 1998.

     Vice-President Unregistered Share Plan. On October 3, 1997, the Board of Directors adopted the Vice-President Unregistered Share Plan pursuant to which certain of the Company's officers could receive an annual bonus payable solely in unregistered shares of the Company's Common Stock. The number of unregistered shares is calculated by dividing the base salary of the employee by the closing price of the Company's shares on NASDAQ at the end of the year to which the bonus relates. The unregistered shares granted vest over a period of three years, with one-third vesting immediately and one-third vesting on the last day of each of the next two fiscal years so long as the officer is still employed by the Company on such date. The Company will "gross-up" each bonus for taxes saved by the Company on the issuance of the shares and taxes may be paid by withholding of shares. No shares were awarded pursuant to this Plan for 1998.

     CEO Compensation. George Nicholas, Chairman and Chief Executive Officer, received an option grant from the Company's predecessor, Industry Mortgage
Company, L.P., a Delaware limited partnership (the "Partnership"), and that grant was approved by all partners of the Partnership. Mr. Nicholas' compensation is pursuant to his employment agreement commencing on January 1, 1996. Mr. Nicholas is a member of the Compensation Committee. See "Employment Agreements" and "Compensation Philosophy".

                                               IMC MORTGAGE COMPANY COMPENSATION
                                               COMMITTEE:

                                               Mitchell W. Legler, Secretary
                                               George Nicholas
                                               Thomas G.  Middleton

Stock Performance Graph

The following graph depicts the cumulative total return on the Company's Common Stock compared to the cumulative total return for The Nasdaq Composite Index ("Nasdaq Composite") and the Nasdaq Other Financial Index, a peer group selected by the Company on an industry and line-of-business basis, commencing June 25, 1996 and ending December 31, 1998. The graph assumes an investment of $100 on June 25, 1996, when the Company's stock was first traded in a public market.

                                [GRAPH OMITTED]

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, as of March 1, 1999, concerning the common stock of the Company beneficially owned (i) by each director of the Company, (ii) by the Company's executive officers, (iii) by all executive officers and directors as a group, and (iv) by each shareholder known by the Company to be the beneficial owner of more than five percent of the outstanding common stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and dispositive power with respect to shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner              Shares            Percent (1)
                                                  ------            -----------

Neal Henschel (2)                                2,382,581             6.53%
700 W. Hillsboro Boulevard
Building 1, Suite 204
Deerfield Beach , Fl 33441

ContiTrade Services Corporation (3)              2,174,998             6.00%
277 Park Avenue
New York, NY 10172

George Nicholas (4)                              1,489,645             4.19%
5901 E. Fowler Avenue
Tampa, FL 33617


Joseph P. Goryeb (5)                               534,692             1.54%
Waterview Corporate Centre
20 Waterview Boulevard
Parsippany, NJ 07054-1267

Thomas G. Middleton (6)                            472,471             1.37%
5901 E. Fowler Avenue
Tampa, FL 33617

Mitchell W. Legler (7) (8)                         108,734                *
300A Wharfside Way
Jacksonville, FL 32202

Stuart D. Marvin (9)                                45,386                *
5901 E. Fowler Avenue
Tampa, FL 33617

Mark W. Lorimer (7)                                 12,932                *
18872 McArthur Blvd
Irvine, CA 92612

All directors and executive officers             2,673,423             7.66%
as a group (4) (5) (6) (7) (8) (9)

----------
*    Represents less than one percent (1%)

(1) Based on the number of shares of the Company's Common Stock outstanding as of March 1, 1999.

(2)  Excludes 265,349 shares owned by Mr. Henschel's adult child.

(3) Source of ownership information: SEC Form 13 G filed as an amendment on February 11, 1999. Ownership reported includes 2,159,998 shares of common stock owned by ContiTrade Services Corporation, an affiliate of Continental Grain Company, which represent shared voting and disposition powers. The 13-G filing includes 15,000 shares owned by Paul J. Fribourg, President and Chairman of Continental Grain Company. Mr. Fribourg has sole voting and disposition power over 15,000 shares and shared voting and disposition power over the 2,159,998 shares issuable upon exercise of the warrants.

(4) Includes 475,732 shares of Common Stock issuable upon the exercise of options.

(5) Excludes 504,119 shares of Common Stock owned by Mr. Goryeb's adult children.

(6) Includes 282,866 shares of Common Stock issuable upon the exercise of options.

(7) Includes 12,932 shares of Common Stock issuable upon the exercise of options.

(8) Includes 62,026 shares of Common Stock issuable upon exercise of options, 27,776 shares held by Mr. Legler jointly with his spouse and 6,000 shares held in his IRA.

(9) Includes 44,136 shares of Common Stock issuable upon the exercise of vested options.

Item 13. Certain Relationships and Related Transactions

     Since its inception, IMC has had business relationships and engaged in certain transactions with affiliated companies and parties as described below. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discussion of Events During the Year Ended December 31, 1998." It is the policy of IMC to engage in transactions with related parties only on terms that, in the opinion of IMC, are no less favorable to IMC than could be obtained from unrelated parties and each of the transactions described below conforms to that policy.

IMC Associates. IMC Associates, Inc. leases skybox suites in various arenas for professional sporting events. IMC purchases tickets for sporting events from IMC Associates for an aggregate amount equal to the annual lease cost of the skyboxes. IMC Associates is owned by George Nicholas, the Chairman of the Board and Chief Executive Officer of IMC.

General Counsel. IMC has an arrangement with Mitchell W. Legler, P.A., which is solely owned by Mr. Legler who serves as IMC's general counsel. Mr. Legler is also a member of IMC's Board of Directors and was paid $20,000 during 1998 for services rendered in his capacity as a Board member. IMC paid Mr. Legler's law firm $345,000 during 1998 for Mr. Legler's services as general counsel. In addition, Mitchell W. Legler, P.A. is entitled to a contingent cash fee for acting in the primary role in identifying potential acquisition candidates and in analyzing, negotiating, and closing acquisitions of other non-conforming lenders and strategic alliances with other non-conforming lenders. The contingent fees are based on a percentage of the expected increase in IMC's earnings per share resulting from an acquisition or strategic alliance based on the first year following the closing of the acquisition and based on the first three years following the closing of a strategic alliance.

     The contingency fees are capped at $750,000 in cash on a running two-year average. Any contingency fees earned in excess of the cash cap are to be paid in unregistered shares of the IMC's common stock, subject to a cap on unregistered shares paid on a running two-year average of $550,000 in value of such shares. During 1997 IMC completed eight acquisitions and during 1998 IMC completed no acquisitions. As a result of the acquisitions in 1997, Mr. Legler's law firm received approximately $433,000 in cash contingency fees in 1998. No shares of unregistered common stock of IMC were issued to Mr. Legler in 1998 in connection with acquisitions completed during 1997.

Lakeview Savings Bank. In January 1996 IMC entered into a loan facility with Lakeview Savings Bank, an affiliate of Branchview, Inc., one of the original partners in Industry Mortgage Company, L.P. The Lakeview credit facility had an original principal balance of $7 million and was scheduled to mature on July 31, 1999 bearing interest at 10% per annum. On October 28, 1998, the credit facility was modified to provide for repayment in 36 consecutive equal installments. A mandatory prepayment under the credit facility is scheduled for July 31, 1999 in such amount, if any, as is necessary so that the outstanding principal balance due at the close of business on that date will not exceed the then legal lending rate of Lakeview Savings Bank at that date. At December 31, 1998, $6,231,550 was outstanding under this credit facility.

Mortgage America. Effective January 1, 1997, IMC acquired all of the assets of Mortgage America, one of the Industry Partners. Thomas LaPorte and Mary Reid are husband and wife and were the primary owners of Mortgage America prior to the acquisition. The purchase price for all of the assets of Mortgage America was an initial payment of 1,790,000 share of IMC common stock and assumption of a stock option plan which could result in the issuance of an additional 334,596 shares of IMC common stock and a contingent payment of up to 2,770,000 additional shares of IMC common stock at the end of three years based on the growth and profitability of Mortgage America during that period. As a condition of the acquisition agreement, Tom LaPorte and Jon LaPorte, his adult child, have employment agreements, as amended, with IMC ending on December 31, 2001 and May 30, 2006, respectively. The employment agreements include a non-compete clause.

     Thomas LaPorte is President of Mortgage America. Since January 1, 1997, the effective date of IMC's acquisition of Mortgage America, IMC has leased administrative and executive offices from MA Real Estate and Investments, L.L.C., which is owned by Mr. LaPorte,, under non-cancelable leases expiring December 31, 2006 and from LaPorte, Inc., a company owned by Mr. LaPorte's brother. Combined annual rent payments to these two entities in 1998 was $273,700, in addition to total leasehold improvements made by IMC of $96,675.

     From June 1997 until October 14, 1998, Mortgage America leased a corporate jet from Tomahawk Aviation, L.L.C., which is owned by Mr. LaPorte. Total lease payments from January 1, 1998 through October 14, 1998, the date the lease was terminated, were $442,000.

Industry Partners' Incentive Plan. To encourage the Industry Partners to continue to sell more mortgage loans than required under their original commitments, IMC created an incentive plan for Industry Partners in March 1996. Under that plan, Industry Partners that doubled their loan sale commitments per quarter are eligible to receive on a pro rata basis fully paid shares of IMC common stock equal to $105,000 divided by the market price of the IMC common stock at the end of that quarter. The fully paid shares of IMC common stock are issued pro rata among those Industry Partners that doubled their commitments to the extent the Industry Partner exceeded its doubled commitment amount for the quarter. A total of 71,124 shares were earned under the plan for the year of 1998. IMC expects to discontinue this plan.

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

     (b)  Reports filed on Form 8-K.

          On March 3, 1999, the Company filed a Current Report on Form 8-K to report that the Company had entered into an Agreement and Plan of Merger with Greenwich Funds.

          On February 23, 1999, the Company filed a Current Report on Form 8-K to report that the Company had appointed Grant Thornton L.L.P. as the independent accounting firm to audit the financial statements of the Company for the year ended December 31, 1998 and dismissed PricewaterhouseCoopers L.L.P.

          On February 26, 1999, the Company filed a Current Report on Form 8-KA with respect to the Current Report on Form 8-K filed on February 23, 1999.

          On November 27, 1998, the Company filed a Current Report on Form 8-K to report that the Company had entered into a non-binding letter of intent with Greenwich Street Capital Partners II, L.P. ("Greenwich Street") on November 27,1998 whereby Greenwich Street would invest sufficient additional equity in the Company and arrange for credit facilities to permit the Company to repay in full its existing bank loans and credit facilities, and Greenwich Street would obtain newly issued stock equal to 95% of the total outstanding equity interest of the Company on a diluted basis, leaving existing common shareholders with 5% of the outstanding equity.

          On October 21, 1998, the Company filed a Current Report on Form 8-K to report that an agreement for a $33 million standby revolving credit facility to provide working capital for a period up to 90 days.

     (c)  Exhibits.

          See (a) (3) above.

     (d)  Financial statement schedule.

          See (a) (2) above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized.

                                             IMC MORTGAGE COMPANY



                                             By  /S/ THOMAS G. MIDDLETON
                                                 -------------------------
                                                   Thomas G. Middleton,
                                                      President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.

          Signature                                   Title
          ---------                                   -----

    /s/ George Nicholas           Chairman of the Board and Chief Executive
-------------------------------       Officer (Principal Executive Officer)
       (George Nicholas)



  /s/ STUART D. MARVIN            Chief Financial Officer (Principal Accounting
-------------------------------        Officer and Principal Financial Officer)
      (Stuart D. Marvin)



 /s/ MITCHELL W. LEGLER           Director
-------------------------------
      (Mitchell W. Legler)


/s/ THOMAS G. MIDDLETON           Director
-------------------------------
      (Thomas G. Middleton)

                                  EXHIBIT INDEX

     Unless otherwise indicated, all Exhibits are incorporated by reference to the same exhibit to the Company's Registration Statement of Form S-1 declared effective by the Securities and Exchange Commission on June 25,1996 (Registration No. 333-3954).

2.1   -   Pre-IPO  Agreement  between the Partnership,  the General Partners and each Limited Partner.

3.1   -   Articles of Incorporation of the Company, as amended,  incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

3.2   -   Bylaws of the Company, as amended.

3.3 - Amended and Restated Articles of Amendment Designating the Preferences, Rights and Limitations of Class A Preferred Stock, Class B Preferred Stock, Class C Exchangeable Preferred Stock and Class D Preferred Stock of the Company, incorporated by reference to the Registrant's Current Report on Form 8-K dated October 15, 1998.

4.1   -   Specimen of Certificate for Common Stock.

4.2   -   Indenture  Agreement  between the Partnership and ContiTrade  Services
          Corporation.

4.3   -   Substitution Agreement between the Partnership and ContiTrade Services
          Corporation.

4.4   -   Incentive Plan of the Company and related assumption agreements.

4.5   -   Outside  Directors' Option Plan of the Company and related  assumption agreements.

4.6   -   Form  of  Common  Stock   Warrant   issued  to   ContiTrade   Services
          Corporation.

4.7   -   Form of Stock  Purchase  Warrant  issued  to German  American  Capital
          Corporation, incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.

10.1  -   Employment Agreement dated January 1, 1996 between the Partnership and
          George Nicholas, as amended.

10.2  -   Employment Agreement dated January 1, 1996 between the Partnership and
          Thomas G. Middleton, as amended.

10.3  -   Employment Agreement dated January 1, 1996 between the Partnership and
          David MacDonald.

10.4  -   Lease  Agreements  between the Partnership and CLW Realty Asset Group,
          Inc.

10.5  -   Share Subscription and Shareholders' Agreement between the Partnership and Foxgard Limited, Financial Security Assurance Holdings, Inc. and Preferred Mortgages Limited.

10.6 - Transfer Agreement between the Partnership and Curzon Equity Finance Corporation Limited, Preferred Mortgages Limited, Rotch Property Group Limited, Foxgard Limited and Financial Security Assurance Holdings, Inc.

10.7  -   Side  letter  relating  to the Share  Subscription  and  Shareholders'
          Agreement between the Partnership and Foxgard Limited, Financial Security Assurance Holdings, Inc. and Preferred Mortgage Limited.

10.8  -   Asset  Purchase  Agreement  and  Plan of  Reorganization  between  the
          Partnership, IMC Acquisition, Inc., Mortgage Central Corp. and the shareholders of Mortgage Central Corp.

10.9  -   Registration   Rights  Agreement   between  the  Partnership  and  the
          shareholders of Mortgage Central Corp.

10.10 - Investment Banking Services Agreement between the Partnership and ContiTrade Services Corporation.

10.11 - Standby Facility Agreement between the Partnership and ContiTrade Services Corporation and Supplement thereto.

10.12 -   Amended  and  Restated  Loan  and  Security   Agreement   between  the
          Partnership and ContiTrade Services Corporation.

10.13 -   Secured Note from the Partnership to ContiTrade Services Corporation.

10.14 - Amended and Restated Custodial Agreement among the Partnership, ContiTrade Services Corporation and Bank of Boston.

10.15 -   1995  Agreement  between  the  Partnership  and  ContiTrade   Services
          Corporation.

10.16 - Assignment, Assumption and Consent Agreement among the Partnership, ContiTrade, ContiTrade Services LLC and First National Bank of Boston.

10.17 - Master Repurchase Agreement Governing Purchase and Sales of Mortgage Loans between the Partnership and Nomura Asset Capital Corporation and related Power of Attorney.

10.18 -   Master  Repurchase   Agreement  between  the  Partnership  and  Nomura
          Securities International, Inc.

10.19 - Global Master Repurchase Agreement between the Partnership and Nomura Grand Cayman, Ltd.

10.20 - Custodial Agreement among the Partnership, the First National Bank of Boston and Nomura Asset Capital Corporation.

10.21 - Loan and Security Agreement between the Partnership and First National Bank of Boston and amendments thereto.

10.22 - Interim Loan and Security Agreement between the Partnership and National Westminster Bank PLC, New York Branch.

10.23 - Custodial Agreement among the Partnership, National Westminster Bank PLC and First National Bank of Boston.

10.24 -   Promissory Note between the Partnership and Lakeview Savings Bank.

10.25 -   Security  Agreement   Collateralizing   Promissory  Note  between  the
          Partnership and Lakeview Savings Bank.

10.26 - Master Repurchase Agreement among the Partnership and Bear Stearns Home Equity Trust 1996-1.

10.27 - Custody Agreement among the Partnership, IMC Corporation of America, Bear Stearns Home Equity Trust 1996-1 and Bank of Boston.

10.28 -   Warehousing Credit and Security  Agreement among the Partnership,  IMC
          Corporation  of  America  and  Residential  Funding  Corporation,   as
          amended.

10.29 - Custodial Agreement among the First National Bank of Boston, the Partnership, IMC Corporation of America and Residential Funding Corporation.

10.30 - Loan and Security Agreement between the Partnership and Approved Financial Corp., Approved Residential Mortgage, Inc. and Armada Residential Mortgage, LLC

10.31 - Loan and Security Agreement between the Partnership and Mortgage Central Corp.

10.32 - Custodial Agreement among the Partnership, Mortgage Central Corp. and the First National Bank of Boston.

10.33 - Custodial Agreement among the Partnership, American Industrial Loan Association, Approved Residential Mortgage, Inc., Armada Residential Mortgage, LLC and the First National Bank of Boston.

10.34 - Employment Agreement dated August 1, 1996 between the Company and Stuart D. Marvin, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.35 - Asset Purchase Agreement and Plan of Reorganization between the Company, Mortgage America, Inc. and the shareholders of Mortgage America, Inc., incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.

10.36 - First Amendment to the Asset Purchase Agreement and Plan of Reorganization between the Company, Mortgage America, Inc. and the shareholders of Mortgage America, Inc., incorporated by reference to the same exhibit to the Company's Registration Statement on From S-1 (Registration No. 33-21823) filed by the Company with the Commission.

10.37 - Form of Registration Rights Agreement between the Company and the Shareholders of Mortgage America, Inc., incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.

10.38 - Agreement and Plan of Reorganization between the Company, CWB Acquisitions, Inc., CoreWest Banc and the shareholders of CoreWest Banc, incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.

10.39 - Registration Rights Agreement between the Company and the shareholders of CoreWest Banc., incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.

10.40 - Form of Amended and Restated Loan Agreement between the Company, the Partnership, IMC Corporation of America and Nomura Asset Capital
          Corporation, incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.

10.41 - Form of Custodial Agreement between the Company, the Partnership, IMC Corporation of America, Nomura Asset Capital Corporation and LaSalle National Bank, incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.

10.42 - Form of Loan and Security Agreement among the Company, the Partnership and The First National Bank of Boston, incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.

10.43 -   Form  of  Asset  Purchase  Agreement  between  the  Company,  American
          Mortgage Reduction, Inc., and the Shareholders of American Mortgage Reduction, Inc., incorporated by reference to the same exhibit tot the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.

10.44 - Form of Asset Purchase Agreement between the Company and Equity Mortgage Co., Inc., incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.

10.45 - Employment Agreement dated as of January 1, 1997 between the Company and Mark J. Greenberg, incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No 33-21823) filed by the Company with the Commission.

10.46 - Form of Warehouse Security Agreement among the Company, the Partnership and GE Capital Mortgage Services, Inc., incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.

10.47 - Form of Warehouse Credit Agreement among the Company, the Partnership and GE Capital Mortgage Services, Inc., incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.

10.48 - Loan and Security Agreement among the Company, IMC Corporation of America, the Partnership, IMC Investment Corp., CoreWest Banc and Paine Webber Real Estate Securities Inc., incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No 33-21823) filed by the Company with the Commission.

10.49 - IMC Mortgage Company 1997 Incentive Plan, incorporated by reference to the Company's Proxy Statement dated June 12, 1997.

10.50 - IMC Mortgage Company Executive Officer Unregistered Stock Plan, incorporated by reference to the Company's Annual Report on Form 10K for the year ended December 31, 1997.

10.51 -   IMC  Mortgage   Company  Vice  President   Unregistered   Stock  Plan,
          incorporated by reference to the Company's Annual Report on Form 10K for the year ended December 31, 1997.

10.52 - First Amendment to Employment Agreement dated August 1, 1996 between the Company and Stuart D. Marvin, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.53 - First Amendment and Restatement of Contingency Fee Compensation Arrangement between the Company and Mitchell W. Legler, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.54 - Second Amendment to Employment Agreement dated August 1, 1996 between the Company and Stuart D. Marvin, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.55 - Preferred Stock Purchase and Option Agreement dated July 14, 1998 between the Company and Greenwich Street Capital Partners II, L.P., GSCP Offshore Fund, L.P., Greenwich Fund, L.P. and Travelers Casualty and Surety Company, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.56 - Letter Agreement dated October 15, 1998 between BankBoston, N.A. and the Company regarding a Line of Credit, incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.

10.57 - Forbearance and Intercreditor Agreement dated as of October 12, 1998 among the Company, BankBoston, N.A., Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.

10.58 - Intercreditor Agreement dated as of October 12, 1998 among the Company, Bear Stearns Home Equity Trust, Bear Stearns International Limited, Greenwich Street, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.

10.59 - Intercreditor Agreement dated as of October 12, 1998 among the Company, Paine Webber Real Estate Securities, Inc., Greenwich Street Capital Partners II L.P., Greenwich Street, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.

10.60 - Intercreditor Agreement dates as of October 12, 1998 among the Company, German American Capital Corporation, Aspen Funding Corp., Greenwich Street Capital Partners II L.P., Greenwich Street, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.

10.61 - Loan Agreement dated as of October 12, 1998 among the Company, Greenwich Street Capital Partners IIL.P. Greenwich Street, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.

10.62 - Borrower Security Agreement dated as of October 12, 1998 among the Company, Greenwich Street Capital Partners II L.P., Greenwich Street, L.P. and GSCP Offshore Fund, L.P. and Greenwich Street Capital Partners II L.P., as collateral agent incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.

10.63 - Registration Rights Agreement among the Company, Greenwich Street Capital Partners II L.P., Greenwich Street, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.

10.64 - Letter of intent dated November 27, 1998 between the Company and GSCP, Inc., incorporated by reference to the same exhibit to the Company's current report on Form 8-K dated November 27, 1998.

10.65 - Agreement and Plan of Merger as of February 19, 1999 among the Company, Greenwich Street Capital Partners II L.P. and IMC 1999 Acquisition Co., Inc. incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated February 19, 1999.

10.66 - Amendment No. 1 dated as of February 11, 1999 to the Loan Agreement dated as of October 12, 1998 among the Company, Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Funds, L.P. incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated February 19, 1999.

10.67 - Amendment No 1 dated as of February 11, 1999 to the Borrower Security Agreement dated as of October 12, 1998 among the Company, Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P. and Greenwich Street Capital Partners II L.P., as collateral agent, incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated February 19, 1999.

10.68 - Amended and Restated Intercreditor Agreement dated as of February 17, 1999 among the Company, Bear Stearns Home Equity Trust, Bear Stearns International Limited, Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated February 19, 1999.

10.69 - Amended and Restated Intercreditor Agreement dated as of February 17, 1999 among the Company, Paine Webber Real Estate Securities, Inc., Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated February 19, 1999.

10.70 - Amended and Restated Intercreditor Agreement dated as of February 17, 1999 among the Company, German American Capital Corporation, Aspen Funding Corp., Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated February 19, 1999.

10.71 - Amended and Restated Forbearance and Intercreditor Agreement dated as of February 17, 1999 among the Company, Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated February 19, 1999.

10.72 - Acquisition Agreement dated as of February 19, 1999 among the Company, Greenwich Street Capital Partners II L.P., Greenwich Fund L.P., GSCP Offshore Funds L.P., Greenwich Street Employees Fund, L.P. and TRV Executive Fund, L.P.*

10.73 - Commitment Letter re: Amended and Restated Loan Agreement dated March 31, 1999 among the Company, Greenwich Street Capital Partners II L.P., Greenwich Fund L.P., GSCP Offshore Fund L.P., Greenwich Street Employees Fund, L.P. and TRV Executive Fund, L.P.*

11.1  -   Statement  re  computation  of  earnings  per share (See Note 2 of the
          Notes to the Consolidated Financial Statements).

16.1  -   Letter dated April, 1996 from Deloitte & Touche, LLP to the Company.

16.2 - Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated February 25, 1999, incorporated by reference to
          Exhibit 16.1 to the Company's Current Report on Form 8-K/A dated February 16, 1999.

21.1  -   Subsidiaries of the Company.*

27.1  -   Financial Data Schedule.*

99.1  -   Third Amended and Restated Agreement of Limited Partnership.

----------


       Confidential treatment granted with respect to certain provisions.

       * Filed as an exhibit hereto.