Form 10-Q
period 1999-03-31
IMC MORTGAGE CO
filed 1999-05-17
CIK 1012623

                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



   X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act
  ---    of 1934 for the quarterly period ended March 31, 1999.

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934.

                          Commission file No. 333-3954
                                          ------------


                              IMC MORTGAGE COMPANY
               (Exact name of issuer as specified in its Charter)



                Florida                                    59-3350574
     ----------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   identification number)

                              5901 E. FOWLER AVENUE
                              TAMPA, FLORIDA 33617
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (813) 984-8801


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing for the past 90 days. Yes  X   No
                                                 ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of each Class:                                Outstanding at May 14, 1999
---------------------------------------             ---------------------------
Common Stock, par value $.01 per share              34,221,718

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION                                     Page

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
          March 31, 1999 and December 31, 1998                       1

         Consolidated Statements of Operations
          for the three months ended
          March 31, 1999 and March 31, 1998                          2

         Consolidated Statements of Cash Flows
          for the three months ended March 31, 1999
          and March 31, 1998                                         3

         Notes to Consolidated Financial Statements                  4

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations             15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                          32

Item 2.  Changes in Securities                                      32

Item 3.  Defaults Upon Senior Securities                            32

Item 4.  Submission of Matters to a Vote of Security Holders        32

Item 5.  Other Information                                          32

Item 6.  Exhibits and Reports on Form 8-K                           32

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                           March 31,        December 31,
                           ASSETS                             1999              1998
                                                          -----------       -----------
                                                          (Unaudited)

Cash and cash equivalents                                 $    19,479       $    15,454
Accrued interest receivable                                     9,528            10,695
Accounts receivable                                            48,875            44,661
Mortgage loans held for sale, net                             748,456           946,446
Interest-only and residual certificates                       445,833           468,841
Property, furniture, fixtures and equipment, net               16,467            17,119
Mortgage servicing rights                                      47,209            52,388
Income tax receivable                                           8,770            12,914
Goodwill                                                       88,801            89,621
Other assets                                                   27,539            25,500
                                                          -----------       -----------
        Total assets                                      $ 1,460,957       $ 1,683,639
                                                          ===========       ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Warehouse finance facilities                            $   793,701       $   984,571
  Term debt                                                   412,357           415,331
  Notes payable                                                17,281            17,406
  Accounts payable and accrued liabilities                     12,732            15,302
  Accrued interest payable                                      5,457             3,086
                                                          -----------       -----------
     Total liabilities                                      1,241,528         1,435,696
                                                          -----------       -----------

Commitments and contingencies

Redeemable preferred stock (redeemable at
   maturity at $100 per share and, under certain
   circumstances, upon a change in control)                    38,070            37,333
                                                          -----------       -----------

Stockholders' equity:
  Common stock, par value $.01 per share; 50,000,000
    authorized; and 34,201,380 and 34,139,790 shares
    issued and outstanding                                        342               341
  Additional paid-in capital                                  251,860           251,633
  Accumulated deficit                                         (70,843)          (41,364)
                                                          -----------       -----------
     Total stockholders' equity                               181,359           210,610
                                                          -----------       -----------
     Total                                                $ 1,460,957       $ 1,683,639
                                                          ===========       ===========

           See accompanying notes to Consolidated Financial Statements

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                            For the Three Months
                                                                Ended March 31,
                                                      -------------------------------
                                                           1999               1998
Revenues:
 Gain on sales of loans                               $     18,111       $     59,980
                                                      ------------       ------------

 Warehouse interest income                                  20,629             41,235
 Warehouse interest expense                                (14,474)           (33,494)
                                                      ------------       ------------
     Net warehouse interest income                           6,155              7,741
                                                      ------------       ------------

 Servicing fees                                             13,172              9,011
 Other                                                       7,645              7,139
                                                      ------------       ------------
    Total servicing fees and other                          20,817             16,150
                                                      ------------       ------------

    Total revenues                                          45,083             83,871
                                                      ------------       ------------

Expenses:
 Compensation and benefits                                  29,350             28,438
 Selling, general and administrative                        23,425             24,940
 Other interest expense                                      8,884              4,889
 Interest expense - Greenwich Funds                          7,880                 --
                                                      ------------       ------------
   Total expenses                                           69,539             58,267
                                                      ------------       ------------

 Income (loss) before provision for income taxes           (24,456)            25,604
 Provision for income taxes                                  4,286             10,500
                                                      ------------       ------------

   Net income (loss)                                  $    (28,742)      $     15,104
                                                      ============       ============

Net income (loss) per common share:
 Basic                                                $      (0.86)      $       0.49
                                                      ============       ============
 Diluted                                              $      (0.86)      $       0.44
                                                      ============       ============

Weighted average number of shares outstanding:
 Basic                                                  34,221,718         30,750,870
 Diluted                                                34,221,718         34,695,591


           See accompanying notes to Consolidated Financial Statements

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)





                                                                           For the Three Months
                                                                              Ended March 31,
                                                                         -------------------------
                                                                            1999            1998
                                                                         ---------       ---------
Cash flows from operating activities:
 Net income (loss)                                                       $ (28,742)      $  15,104
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Interest expense - Greenwich Funds                                         5,500              --
  Depreciation and amortization                                              7,220           5,131
  Deferred taxes                                                                --           4,768
  Mortgage servicing rights                                                     --         (11,128)
  Net loss on joint venture                                                     63             704
  Net change in operating assets and liabilities:
    Decrease (increase) in mortgages loans held for sale, net              197,990         (89,570)
    Increase in securities purchased under agreements
       to resell and securities sold but not yet purchased                      --          (4,267)
    Decrease in accrued interest receivable                                  1,167           5,818
    Decrease (increase) in interest-only and residual certificates          23,008        (104,449)
    Decrease (increase) in other assets                                     (1,550)          3,997
    Decrease (increase) in accounts receivable                              (4,214)          1,915
    Decrease in income tax receivable                                        4,144           5,641
    Increase in accrued interest payable                                     2,371           2,678
    Increase (decrease) in accounts payable and accrued liabilities         (2,570)          5,476
                                                                         ---------       ---------
        Net cash provided by (used in) operating activities                204,387        (158,182)
                                                                         ---------       ---------
Investing activities:
  Investment in joint venture                                                 (556)         (1,393)
  Purchase of property, furniture, fixtures, and equipment                    (336)         (1,322)
  Other                                                                         --            (376)
                                                                         ---------       ---------
  Net cash used in investing activities                                       (892)         (3,091)
                                                                         ---------       ---------

Financing activities:
 Net borrowings (repayments) on warehouse facilities                      (190,870)         85,453
 Term debt and notes payable borrowings                                      4,126         138,750
 Term debt and notes payable repayments                                    (12,726)        (72,803)
                                                                         ---------       ---------
 Net cash provided by (used in) financing activities                      (199,470)        151,400
                                                                         ---------       ---------
Net increase (decrease) in cash and cash equivalents                         4,025          (9,873)
Cash and cash equivalents, beginning of period                              15,454          26,750
                                                                         ---------       ---------
Cash and cash equivalents, end of period                                 $  19,479       $  16,877
                                                                         =========       =========

Supplemental disclosure cash flow information:
      Cash paid during the period for interest                           $  22,817       $  35,705
                                                                         =========       =========
      Cash paid during the period for taxes                              $     142       $     312
                                                                         =========       =========


           See accompanying notes to Consolidated Financial Statements

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


1.       ORGANIZATION AND BASIS OF PRESENTATION:

         IMC Mortgage Company and its wholly-owned subsidiaries (the "Company" or "IMC") purchase and originate mortgage loans made to borrowers who may not otherwise qualify for conventional loans for the purpose of securitization and sale. The Company typically securitizes these mortgages into the form of a Real Estate Mortgage Investment Conduit ("REMIC") or an owner trust. The mortgages are sold on a servicing retained (whereby the Company keeps the contractual right to service the mortgage) or a servicing released basis.

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in the accompanying consolidated financial statements.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and reports filed on Forms 8-K dated March 3, 1999, February 26, 1999, February 23, 1999, November 27, 1998 and October 21, 1998. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Certain reclassifications have been made to the presentations to conform to current period presentations.

         CONSUMMATION OF STOCK PURCHASE BY THE GREENWICH FUNDS

         As described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the Company, like several companies in the subprime mortgage industry, is being materially and adversely affected by significant and adverse conditions in the equity, debt and asset-backed capital markets. IMC's ability to access equity, debt and asset-backed capital markets has become severely restricted. These market conditions resulted in several other companies in the subprime mortgage industry filing for bankruptcy protection, such as Southern Pacific Funding (October 1, 1998), Wilshire Financial Services Group, Inc. (March 3, 1999), MCA Financial Corp. (February 11, 1999), United Companies (March 2, 1999) and certain subsidiaries of First Plus Financial (March 6, 1999).

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


         The Company's revolving credit facility with BankBoston, N.A. matured in mid-October 1998 and BankBoston was unwilling to extend the facility. In addition, beginning in September 1998, the Company's residual lenders, which had advanced approximately $276 million to the Company collateralized by its interest-only and residual certificates, proposed to reduce their exposure by making cash margin calls. Certain of the Company's warehouse lenders holding more than $2 billion in mortgage loans also threatened to make margin calls on their credit lines during September and October 1998. During this period, the Company's traditional strategy of minimizing the risks of interest rate fluctuations through a program of short selling United States Treasury securities subjected the Company to margin calls of approximately $47.5 million in cash as a "flight to quality" following the devaluation of the Russian ruble and concerns over economic conditions in the emerging markets generally disrupted the Company's anticipated hedging strategy.

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

         On February 19, 1999, the Company entered into a merger agreement with the Greenwich Funds pursuant to which the Greenwich Funds would acquire 93.5% of the Company's common stock. On March 31, 1999, the merger agreement was terminated and recast as an acquisition agreement with the Greenwich Funds on substantially the same economic terms. The Company's execution of the merger agreement and the acquisition agreement were unanimously approved by the Board of Directors of the Company, acting on the unanimous recommendation of a special committee of the Board consisting solely of disinterested directors. Under the acquisition agreement, the Company agreed to issue common stock to the Greenwich Funds representing approximately 93.5% of the outstanding common stock of the Company following such issuance. In return for such common stock

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


         issuance, the Greenwich Funds agreed to surrender their Class C exchangeable preferred stock and amend the loan agreement (i) to provide for an additional $35 million of working capital loans to the Company, (ii) to forego the Exchange Option, (iii) to reduce the takeout premium payable in certain events from 200% of the average principal amount outstanding from October 1998 to the prepayment date, to 10% of the average principal amount outstanding from the closing of the acquisition to the prepayment date and (iv) to extend the maturity of the loans thereunder until the third anniversary of the acquisition. The Company also entered into amended intercreditor agreements with certain of its creditors in February 1999 which provide an additional standstill period through the consummation of the acquisition by the Greenwich Funds and for 12 months thereafter, provided the acquisition occurs within five months, and subject to earlier termination in certain events as provided in the intercreditor agreements. The closing of the acquisition by the Greenwich Funds is subject to a number of conditions, including obtaining the approval of the shareholders of the Company for the transaction.

         The Company is in the process of preparing to call a special meeting of its shareholders to approve the acquisition and the issuance of 93.5% of the common stock of IMC to the Greenwich Funds. In the event the acquisition agreement is terminated or the acquisition is not consummated within five months, the lenders subject to the requirements of the amended and restated intercreditor agreements would no longer be required to refrain from exercising remedies. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.       RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative was designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company hedges changes in the fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The ineffective portion of hedges will be recognized in current-period earnings.

         SFAS 133 precludes designation of a nonderivative financial instrument as a hedge of an asset or liability. The Company, prior to September 30, 1998, hedged its interest rate risk on loan purchases by selling short United States Treasury Securities which match the duration of the

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


         fixed rate mortgage loans held for sale and borrowing the securities under agreements to resell. Prior to September 30, 1998 the unrealized gain or loss resulting from the change in fair value of these instruments had been deferred and recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans. SFAS 133 requires the gain or loss on these nonderivative financial instruments to be recognized in earnings in the period of changes in fair value without a corresponding adjustment of the carrying amount of mortgage loans held for sale. Management anticipates that if the Company uses derivative financial instruments to hedge the Company's interest rate risk on loan purchases the Company will use derivative financial instruments which qualify for hedge accounting under the provisions of SFAS 133.

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

         Effective January 1, 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"). SFAS 134 amends SFAS No. 65, "Accounting for Certain Mortgage-Backed Securities" ("SFAS 65") to require that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. Previously, SFAS 65 required that after an entity that is engaged in mortgage banking activities has securitized a mortgage loan that is held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests as trading, regardless of the entity's intent to sell or hold the securities or retained interest. The application of the provisions of SFAS 134 did not have an impact on the Company's financial position or results of operations.

                     IMC Mortgage Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               for the three months ended March 31, 1999 and 1998
                                  (Unaudited)


3.       EARNINGS PER SHARE:

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share" ("SFAS 128"), which became effective for the Company for reporting periods ending after December 15, 1997. Under the provisions of SFAS 128, basic earnings per share is determined by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of shares outstanding. Diluted earnings per share, as defined by SFAS No. 128, is computed assuming all dilutive potential common shares were issued. All prior period earnings per share data has been restated in accordance with the provisions of SFAS 128.

         Amounts used in the determination of basic and diluted earnings per share are shown in the table below:

                                                                    For the Three Months Ended
                                                                           March 31,
                                                                 -------------------------------
                                                                    1999               1998
                                                                    ----               ----

                                                               (in thousands, except share data)

         Net income (loss) ................................      $    (28,742)      $    15,104
         Less accretion of preferred stocks ...............              (737)               --
                                                                 ------------       -----------
         Income (loss) available to common stockholders-
            basic .........................................      $    (29,479)      $    15,104
                                                                 ============       ===========
         Weighted average common shares outstanding .......        34,221,718        30,750,870
         Adjustments for dilutive securities:
            Stock warrants ................................                --         2,160,000
            Stock options .................................                --           940,920
            Contingent shares .............................                --           843,801
                                                                 ------------       -----------
         Diluted common shares ............................        34,221,718        34,695,591
                                                                 ============       ===========


         For the three months ended March 31, 1999, there were no adjustments for stock warrants, stock options, contingently issuable shares and convertible preferred stock in computing the diluted weighted average number of shares outstanding as their effect was antidilutive.

4.       WAREHOUSE FINANCE FACILITIES, TERM DEBT AND NOTES PAYABLE:

         WAREHOUSE FINANCE FACILITIES

         In October 1998, as a result of volatility in equity, debt and asset-backed markets, among other things, the Company entered into intercreditor arrangements with Paine Webber Real Estate Securities, Inc. ("Paine Webber"), Bear Stearns Home Equity Trust 1996-1 ("Bear Stearns"), and Aspen Funding Corp. and German American Capital Corporation, subsidiaries of Deutsche Bank of North America Holding Corp ("DMG") (collectively, the "Significant Lenders"). The intercreditor arrangements provided for the Significant Lenders to "standstill" and keep outstanding balances under their facilities in place, subject

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


         to certain conditions, for up to 90 days (which expired mid-January
         1999) in order for the Company to explore its financial alternatives. The intercreditor agreements also provided, subject to certain conditions, that the lenders would not issue any margin calls requesting that additional collateral be delivered to the lenders. To induce DMG to enter the intercreditor agreement, the Company was required to permit DMG's committed warehouse and interest-only and residual credit facilities to become uncommitted and issued to DMG warrants exercisable at $1.72 per share to purchase 2.5% of the common stock of the Company on a diluted basis.

         In mid-January 1999, the intercreditor agreements expired; however, on February 19, 1999, concurrent with the execution of the Acquisition Agreement (see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and Note 17 of Notes to Consolidated Financial Statements "Significant Events and Events Subsequent to December 31, 1998" included therein), the Company entered into amended and restated intercreditor agreements with the Significant Lenders. Under the amended and restated intercreditor agreements, the Significant Lenders agreed to keep their respective facilities in place until the closing of the acquisition and for twelve months thereafter provided that the closing of the acquisition occurs within five months, subject to earlier termination in certain events. If the acquisition is not consummated within a five-month period, after that period, the Significant Lenders would not be subject to the requirements of the amended and restated intercreditor agreements.

         The Acquisition Agreement is subject to a number of conditions, including approval by the Company's shareholders. There can be no assurance that the acquisition will be consummated. If the acquisition by the Greenwich Funds is not consummated within five months from the signing of amended and restated intercreditor agreements, the standstill period thereunder would expire and the Significant Lenders could exercise remedies. In such an event, it is likely that the Company would be unable to continue its business.

         None of the three Significant Lenders has formally reduced the amount available under its facilities, but each has informally indicated its desire that the Company keep the average amount outstanding on the warehouse facilities well below the amount available. There can be no assurance that the Significant Lenders will continue to fund the Company under their uncommitted facilities. The intercreditor agreements also require the Company to make various amortization payments on the underlying debt before, upon and after the closing of the acquisition. Failure to make the required payments would permit the Significant Lenders to terminate the standstill period under the intercreditor agreements and to exercise remedies. In such an event, it is likely the Company would be unable to continue its business.

         At March 31, 1999, the Company had a $1.25 billion uncommitted credit facility with Paine Webber. Outstanding warehouse borrowings bear interest at rates ranging from LIBOR (5.06% at March 31, 1999) plus 0.65% to LIBOR plus 0.90%. Approximately $80 million was outstanding under this facility at March 31, 1999. The

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


         Company has informally requested that Paine Webber permit funding of an additional $200 million under its warehouse facilities, but has not yet been notified if the request has been approved.

         At March 31, 1999, the Company had a $1.0 billion uncommitted credit facility with DMG which includes a $100.0 million credit facility collateralized by interest-only and residual certificates. At March 31, 1999, approximately $232 million was outstanding under this facility. DMG has indicated to the Company that additional funding will be on an "as-requested" basis.

         At March 31, 1999, the Company had a $1.0 billion uncommitted warehouse facility with Bear Stearns. This facility bears interest at LIBOR plus 0.75%. At March 31, 1999, approximately $385 million was outstanding under this facility. Bear Stearns has requested that the Company maintain outstanding amounts under this warehouse facility at no more than $500 million.

         Additionally, at March 31, 1999, the Company had other outstanding warehouse lines of credit of approximately $97 million. Interest rates ranged from LIBOR plus 0.65% to LIBOR plus 1.50% as of March 31, 1999, and all borrowings mature within one year.

         Outstanding borrowings under the Company's warehouse financing facilities are collateralized by mortgage loans held for sale, and servicing rights on approximately $250 million of mortgage loans. Upon the sale of these loans the borrowings under these lines will be repaid.

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

         TERM DEBT

         At March 31, 1999, outstanding interest-only and residual financing borrowings were $148.5 million under the Company's credit facility with Paine Webber. Outstanding borrowings bear interest at LIBOR plus 2.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


         Bear, Stearns & Co. Inc. and its affiliates, Bear Stearns Mortgage Capital Corporation and Bear, Stearns International Limited, provide the Company with a $100 million credit facility which is collateralized by the Company's interest in certain interest-only and residual certificates. At March 31, 1999, $90.9 million was outstanding under this credit facility, which bears interest at 1.75% per annum in excess of LIBOR.

         At March 31, 1999, outstanding interest-only and residual financing borrowings under the Company's credit facility with DMG were $42.7 million. Outstanding borrowings bear interest at LIBOR plus 2.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

         The interest-only and residual financing facilities described above are subject to the intercreditor agreements and amended and restated intercreditor agreements described under "Warehouse Finance Facilities" above.

         At March 31, 1999, the Company had borrowed $2.1 million under an agreement which matured in August 1998, bears interest at 2.0% per annum in excess of LIBOR and is collateralized by the Company's interest in certain interest-only and residual certificates. The Company has informally agreed to allow approximately 1/3 of the cash from the interest-only and residual certificates to be used to reduce the amount outstanding under this facility on a monthly basis and the lender has informally agreed to keep the facility in place. There can be no assurance the informal agreement will provide for any further extension of the maturity.

         At March 31, 1999, the Company also has outstanding a $5.9 million credit facility with an affiliate of the Company which bears interest at 10% per annum. The credit facility provides for repayment of principal and interest over 36 months, and based on certain circumstances, a partial prepayment of principal may be required on July 31, 1999.

         BankBoston provided the Company with a revolving credit facility which matured in October 1998, bore interest at LIBOR plus 2.75% and provided for borrowings up to $50.0 million to be used to finance interest-only and residual certificates or for acquisitions or bridge financing. On February 19, 1999, $42.5 million was outstanding under this credit facility. BankBoston, with participation from another financial institution, also provided the Company with a $45.0 million working capital facility, which bore interest at LIBOR plus 2.75% and matured in October 1998. On February 19, 1999, $45.0 million was outstanding under this facility. The Company was unable to repay either of these BankBoston facilities when they matured.

         In October 1998, the Company entered into a forbearance and intercreditor agreement with BankBoston with respect to its combined $95.0 million facilities. That agreement provided that the bank would take no collection action, subject to certain conditions, for up to 90 days (which expired in mid-January 1999) in order for the Company to explore its financial alternatives.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


         In mid-January, 1999 the forbearance and intercreditor agreement with BankBoston expired. On February 19, 1999 the Greenwich Funds purchased, at a discount, from BankBoston its interest in the credit facilities, and entered into an amended intercreditor agreement with the Company relating to the combined $95.0 million facilities. Under the amended intercreditor agreement, the Greenwich Funds have agreed to keep its facilities in place for a period of 12 months thereafter, if the acquisition described in the Acquisition Agreement, discussed below, is consummated within five months, subject to earlier termination in certain events as provided in the intercreditor agreements. If the acquisition by the Greenwich Funds is not consummated within a five month period, after that, the Greenwich Funds would no longer be required to standstill.

         On October 15, 1998, the Company entered into an agreement for a $33.0 million standby revolving credit facility with certain of the Greenwich Funds (the "Greenwich Loan Agreement"). The facility was available to provide working capital for a period of up to 90 days. The terms of the facility resulted in substantial dilution of existing common stockholders' equity equal to a minimum of 40%, up to a maximum of 90%, on a diluted basis, depending on (among other things) when, or whether the Company entered into a definitive agreement for a transaction which could result in a change of control. In mid-January 1999, the $33.0 million standby revolving credit facility matured. On February 16, 1999, the Greenwich Funds made additional loans available totaling $5.0 million under the facility. At March 31, 1999, $34.8 was outstanding under the Greenwich Loan Agreement.

         On February 19, 1999, the Company entered into a merger agreement with the Greenwich Funds that was terminated and recast as an acquisition agreement on March 31, 1999. Under the Acquisition Agreement, the Greenwich Funds will receive newly issued common stock of the Company equal to 93.5% of the common stock outstanding after such issuance, leaving the existing common shareholders of the Company with 6.5% of the common stock outstanding. No payment will be made to the Company's common shareholders in this transaction. Upon the consummation of the acquisition, the Greenwich Funds will surrender for cancellation their Class C exchangeable preferred stock and enter into an amendment and restatement of its existing loan agreement with the Company, pursuant to which the Greenwich Funds will, among other things, make available to the Company an additional $35 million in working capital loans, extend the maturity of the loans to three years from such consummation and forego their right to exchange their loans for additional preferred stock.

         The terms of the Greenwich Loan Agreement resulted in significant expense and stockholder dilution. Interest expense-Greenwich Funds of $7.9 million was recognized for the three months ended March 31, 1999 with respect to the Greenwich Loan Agreement which includes accrued interest at 10% and amortization of the $3.3 million commitment fee and the value attributable to the Class C preferred stock issued and the additional preferred stock issuable to the Greenwich Funds in exchange for its loan under the terms of the agreement. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and Note 4 of Notes to Consolidated Financial Statements "Preferred Stock" included therein). Interest expense-Greenwich Funds also includes interest

                     IMC Mortgage Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               for the three months ended March 31, 1999 and 1998
                                  (Unaudited)


         expense of $1.0 million related to the $95.0 million credit facilities that the Greenwich Funds purchased from BankBoston on February 19, 1999.

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

         NOTES PAYABLE

         At March 31, 1999, $4.4 million was outstanding under a mortgage note payable, which bears interest at 8.16% per annum and expires December 2007. The note is collateralized by the Company's headquarters building.

         At March 31, 1999, $12.9 million was outstanding under notes payable to shareholders related to an acquisition completed in 1997. These notes bear interest at prime (7.75% at March 31, 1999) plus 2.0% and mature on July 1, 1999.

5.       INTEREST-ONLY AND RESIDUAL CERTIFICATES

         Activity in interest-only and residual certificates consisted of the following:

                                                       For the three months ended
                                                                March 31,
                                                       --------------------------
                                                          1999            1998
                                                              (in thousands)
         Balance, January 1 .....................      $ 468,841       $ 223,306
         Additions ..............................             --         105,125
         Cash receipts ..........................        (23,008)           (676)
                                                       ---------       ---------
         Balance, March 31 ......................      $ 445,833       $ 327,755
                                                       =========       =========

         In 1998, the Company revised the loss curve assumption used to approximate the timing of losses over the life of the securitized loans and the discount rate used to present value the projected cash flows retained by the Company. Previously, the Company expected losses from defaults to increase from zero in the first six months of the loan to 100 basis points after 36 months. During the fourth quarter of 1998, as a result of emerging trends in the Company's serviced loan portfolio and adverse market conditions (see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and Note 3 "Warehouse Finance Facilities, Term Debt, and Notes Payable," Note 5 "Hedge Loss" and Note 17 "Significant Events and Events Subsequent to December 31, 1998" of Notes to Consolidated Financial Statements included therein), the Company revised its loss curve

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

         so that expected defaults gradually increase from zero in the first six months of the loan to 175 basis points after 36 months. The Company believes the adverse market conditions affecting the non-conforming mortgage industry may limit the Company's borrowers' ability to refinance existing delinquent loans serviced by IMC with other non-conforming mortgage lenders that traditionally had offerred loans to borrowers that are less creditworthy, which IMC believes may increase the frequency of defaults. There can be no assurance that the loss curve assumption presently being used by the Company, based on the adverse market conditions, will prove to be sufficient.
         Previously, the Company discounted the present value of projected cash flows retained by the Company at discount rates ranging from 11% to 14.5%. During the fourth quarter of 1998, as a result of adverse market conditions, the Company adjusted to 16% the discount rate used to present value the projected cash flow retained by the Company.

6.       COMMITMENTS AND CONTINGENCIES

         Certain members of management entered into employment agreements expiring through 2001 which, among other things, provide for aggregate annual compensation of approximately $1.4 million plus bonuses ranging from 5% to 15% of base salary in the relevant year for each one percent by which the increase in net earnings per share of the Company over the prior year exceeds 10%, up to a maximum of 300% of annual compensation. No bonuses under these contracts were paid for the fiscal year 1998 and no bonuses are anticipated for the fiscal year 1999. Each employment agreement contains a restrictive covenant, which prohibits the executive from competing with the Company for a period of 18 months after termination, and certain deferred compensation upon a "change of control" as defined in the employment agreements. The Acquisition Agreement, described in Note 1, is contingent upon future employment agreements with certain members of management acceptable to the Greenwich Funds. There can be no assurance employment agreements acceptable to certain members of management and Greenwich Funds can be achieved.

         LEGAL PROCEEDINGS

         The Company is party to various legal proceedings arising in the ordinary course of its business. Management believes that none of these matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

         On December 23, 1998, certain former shareholders of Corewest sued the Company in Superior Court of the State of California for the County of Los Angeles claiming the Company agreed to pay them $23.8 million in cancellation of the contingent "earn out" payment, if any, payable by the Company in connection with the Company's purchase of all of the outstanding shares of Corewest. The case is in the early stages of pleading; however, the Company's management, based on consultation with legal counsel, believes there is no merit in the plaintiffs' claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and reports filed on Forms 8-K dated March 3, 1999, February 26, 1999, February 23, 1999, November 27, 1998 and October 21, 1998. The following management's discussion and analysis of the Company's financial condition and results of operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. You can identify forward looking statements by the use of such words as "expect", "estimate", "intend", "project", "budget", "forecast", "anticipate", "plan", "in the process of" and similar expressions. Forward looking statements include all statements regarding IMC's expected financial position, results of operations, cash flows, financing plans, business strategies, budgets, capital and other expenditures, competitive positions, plans and objectives of management and markets for stock. All forward looking statements involve risks and uncertainties. In particular, any statements contained herein regarding the consummation and benefits of the proposed transaction with Greenwich Street Capital Partners II, L.P. and certain related funds (the "Greenwich Funds"), as well as expectations with respect to future sales, operating efficiencies and product and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of IMC, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, the demand for IMC's services, competitive factors in the industry in which IMC competes, changes in government regulation, continuing tightening of credit availability to the subprime mortgage industry, early termination of the amended and restated intercreditor agreements or the standstill periods relating to certain of IMC's creditors increased yield requirements by asset-backed investors, lack of continued availability of IMC's credit facilities, reduction in real estate values, reduced demand for non-conforming loans, changes in underwriting criteria applicable to such loans, prepayment speeds, delinquency and default rates of mortgage loans owned or serviced by IMC, rapid fluctuation in interest rates, risks related to not hedging against loss of value of IMC's mortgage loan inventory, changes which influence the loan securitization and the net interest margin securities (excess cashflow trust) markets generally, lower than expected performance of companies acquired by IMC, market forces affecting the price of IMC's common stock and other uncertainties associated with IMC's current financial difficulties and the proposed transaction with the Greenwich Funds, and other risks identified in IMC Mortgage Company's Securities and Exchange Commission filings.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998.

Net loss for the three months ended March 31, 1999 was $28.7 million representing a decrease of $43.8 million or 290.3% from net income of $15.1 million for the three months ended March 31, 1998. The decrease in net income resulted principally from a decrease in gain on sale of loans of $41.9 million or 69.8% to $18.1 million for the three months ended March 31, 1999 from $60.0 million for the three months ended March 31, 1998 and $7.9 million of interest expense associated with the transaction with the Greenwich Funds. Also contributing to the decrease in net income was a $1.6 million or 20.5% decrease in net warehouse interest income to $6.2 million for the three months ended March 31, 1999 from $7.7 million for the three months ended March 31, 1998. The decrease in net income was partially offset by a $4.2 million or 46.2% increase in servicing fees to $13.2 million for the three months ended March 31, 1999 from $9.0 million for the three months ended March 31, 1998, and a $0.5 million or 7.1% increase in other revenues to $7.6 million for the three months ended March 31, 1999 from $7.1 million for the three months ended March 31, 1998.

The decrease in income was also attributed to a $0.9 million or 3.2% increase in compensation and benefits to $29.4 million for the three months ended March 31, 1999 from $28.4 million for the three months ended March 31, 1998. The decrease in income is also attributable to a $4.0 million or 81.7% increase in other interest expense to $8.9 million for the three months ended March 31, 1999 from $4.9 million for the three months ended March 31, 1998. The decrease in income was partially offset by a $1.5 million or 6.1% decrease in selling, general and administrative expenses to $23.4 million for the three months ended March 31, 1999 from $24.9 million for the three months ended March 31, 1998.

Net loss before taxes was increased by a provision for income taxes of $4.3 million for the three months ended March 31, 1999 compared to a provision for income taxes of $10.5 million for the three months ended March 31, 1998. No income tax benefit has been applied to the net loss for the three months ended March 31, 1999, as the Company determined it cannot be assured that the income tax benefit could be realized in the future.

REVENUES

The following table sets forth information regarding components of the Company's revenues for the three months ended March 31, 1999 and 1998:

                                                For the Three Months
                                                   Ended March 31,
                                            -----------------------------
                                              1999  (in thousands) 1998
                                            --------             --------
Gain on sales of loans                      $ 18,111             $ 59,980
                                            --------             --------
Warehouse interest income                     20,629               41,235
Warehouse interest expense                   (14,474)             (33,494)
                                            --------             --------
   Net warehouse interest income               6,155                7,741
                                            --------             --------
Servicing fees                                13,172                9,011
Other                                          7,645                7,139
                                            --------             --------
    Total revenues                          $ 45,083             $ 83,871
                                            ========             ========


Gain on Sales of Loans. For the three months ended March 31, 1999, gain on sales of loans decreased to $18.1 million from $60.0 million for the three months ended March 31, 1998, a decrease of 69.8%, due primarily to a decrease in loans sold through securitizations. The total volume of loans produced decreased by 79.2% to approximately $353 million for the three months ended March 31, 1999 as compared with a total volume of approximately $1.7 billion for the three months ended March 31, 1998. Originations by the Company's correspondent network decreased 99.2% to approximately $9 million for the three months ended March 31, 1999 from approximately $1.2 billion for the three months ended March 31, 1998, while production from the Company's broker network and direct lending operations decreased by 36.0% to approximately $344 million for the three months ended March 31, 1999 from approximately $537 million for the three months ended March 31, 1998.

The Company sells the loans it purchases or originates through one of two methods: (i) securitization, which involves the private placement or public offering of pass-through mortgage-backed securities, or (ii) whole loan sales, which involve selling blocks of loans to single purchasers. During the three months ended March 31, 1999, the Company did not sell any loans through the securitization market in order to better manage its cash flow. Mortgage loans delivered to securitization trusts decreased by $1.4 billion, a decrease of 100% to $0 for the three months ended March 31, 1999 from $1.4 billion for the three months ended March 31, 1998. Mortgage loans sold in the whole loan market increased by approximately $413 million, an increase of approximately 413%, to approximately $513 million for the three months ended March 31, 1999 from approximately $100 million for the three months ended March 31, 1998.

Net Warehouse Interest Income. Net warehouse interest income decreased to $6.2 million for the three months ended March 31, 1999 from $7.7 million for the three months ended March 31, 1998, a decrease of 20.5%. The decrease in the three month period ended March 31, 1999 reflected decreased mortgage loan production and mortgage loans held for sale.

Net warehouse interest income for the three months ended March 31, 1998 was partially offset by a decrease in the securitization of adjustable rate mortgage loans. In a fixed rate mortgage loan securitization transaction, the Company receives the pass-through rate of interest on the loans conveyed to the securitization trust for the period between the cut-off date (generally the first day of the month a securitization transaction occurs) and the closing date of the securitization transaction (typically during the third or fourth week of the month). The cut-off date represents the date after which interest on the mortgage loans accrues to the securitization trust rather than the Company. The pass-through rate, which is less than the weighted average interest rate on the mortgage loans, represents the interest rate to be received by investors who purchase pass-through certificates in the securitization trust on the closing date. The Company continues to incur interest expense on its warehouse financings related to loans conveyed to the trust until the closing date, at which time the warehouse line is repaid. In an adjustable rate mortgage loan securitization, the Company receives no interest on mortgage loans conveyed to the securitization trust for the period between the cut-off date and the closing date of the securitization. For the three months ended March 31, 1999 and 1998, the Company incurred warehouse interest expense of $0 and approximately $2.9 million, respectively, related to the period between the cut-off date and the closing date of adjustable rate mortgage rate mortgage loan securitizations for which no corresponding interest income was recognized.

Servicing Fees. Servicing fees increased to $13.2 million for the three months ended March 31, 1999 from $9.0 million for the three months ended March 31, 1998, an increase of 46.2%. Servicing fees for the three months ended March 31, 1999 were positively affected by an increase in mortgage loans serviced for others over the prior period. The Company increased its average portfolio of mortgage loans serviced for others by $2.1 billion or 42.4% to $7.5 billion for the three months ended March 31, 1999 from $5.4 billion for the three months ended March 31, 1998.

Other. Other revenues, consisting principally of the recognition of the increase or accretion of the discounted value of interest-only and residual certificates over time and prepayment penalties from borrowers who prepay the outstanding balance of their mortgage, increased to $7.6 million or 7.1% for the three months ended March 31, 1999 from $7.1 million in three months ended March 31, 1998.

EXPENSES

The following table sets forth information regarding components of the Company's expenses for the three months ended March 31, 1999 and 1998:

                                                  For the Three Months
                                                     Ended March 31,
                                               --------------------------
                                                1999 (in thousands) 1998
                                               -------            -------
Compensation and benefits                      $29,350            $28,438
Selling, general and administrative             23,425             24,940
Other interest expense                           8,884              4,889
Interest expense - Greenwich Funds               7,880                  0
                                               -------            -------
         Total expenses                        $69,539            $58,267
                                               =======            =======


Compensation and benefits increased by $0.9 million or 3.2% to $29.4 million for the three months ended March 31, 1999 from $28.4 million for the three months ended March 31, 1998, principally due to an increase in the number of employees related to additions of personnel to service the Company's loan servicing portfolio, offset by a reduction of personnel to originate mortgage loans and a $2.7 million decrease in executive and management incentive compensation to $0 for the three months ended March 31, 1999 from $2.7 million for the three months ended March 31, 1998. The amount of executive bonuses is directly related to increases in the Company's earnings per share. Although executive bonuses of $2.7 million were accrued in the three months ended March 31, 1998, no executive bonuses were actually paid during 1998 and none are anticipated for 1999.

Selling, general and administrative expenses decreased by $1.5 million or 6.1% to $23.4 million for the three months ended March 31, 1999 from $24.9 million for the three months ended March 31, 1998 principally due to a decrease in underwriting and originating costs as a result of a decrease in the volume of mortgage loan production.

Other interest expense increased by $4.0 million or 81.7% to $8.9 million for the three months ended March 31, 1999 from $4.9 million for the three months ended March 31, 1998 principally as a result of increased interest expense due to increased interest-only and residual borrowings.

Interest expense - Greenwich Funds includes costs associated with a $38 million standby revolving credit facility entered into by Greenwich Funds and the Company on October 15, 1998. Interest expense related to the transaction with the Greenwich Funds includes accrued interest at 10%, amortization of a $3.3 million commitment fee, amortization of the value attributable to the Class C exchangeable preferred stock issued, and amortization of the value assigned to the beneficial conversion feature associated with the Exchange Option in favor of the Greenwich Funds under the terms of the standby revolving credit facility. Interest expense - Greenwich Funds also includes accrued interest on the $95.0 million credit facilities the Greenwich Funds purchased from BankBoston on February 18, 1999. See Note 4 of Notes to Consolidated Financial Statements for the three months ended March 31, 1999 and 1998 "Warehouse Finance Facilities, Term Debt and Notes Payable".

Income Taxes. The provision for income taxes for the three months ended March 31, 1999 was approximately $4.3 million which differed from the federal tax rate of 35% primarily due to state income taxes, the non-deductibility for tax purposes of a portion of interest expense - Greenwich Funds, amortization expenses related to goodwill and a full valuation allowance established against the deferred tax asset.

FINANCIAL CONDITION

March 31, 1999 Compared to December 31, 1998

Mortgage loans held for sale, net, at March 31, 1999 were $748.5 million, a decrease of $198.0 million or 20.9% from mortgage loans held for sale of $946.4 million at December 31, 1998. Included in mortgages held for sale, net, at March 31, 1999 and December 31, 1998 were $83.8 million and $84.6 million, respectively, of mortgage loans which were not eligible for securitization due to delinquency and other factors (loans under review). The amount by which cost exceeds market value on loans under review is accounted for as a valuation allowance. The valuation allowances at March 31, 1999 and December 31, 1998 were $21.5 million and $24.0 million, respectively.

Accounts receivable increased $4.2 million or 9.4% from $44.7 million at December 31, 1998 to $48.9 million at March 31, 1999, primarily due to an increase in servicing advances outstanding. As the servicer for the securitization trusts, the Company is required to advance certain principal, interest and escrow amounts to the securitization trust for delinquent mortgagors and to pay expenses related to foreclosure activities. The Company then collects the amounts from the mortgagors or from the proceeds from liquidation of foreclosed properties. The Company expects the total dollar amount of delinquencies to increase in future periods as the servicing portfolio increases and securitization pools continue to mature.

Interest-only and residual certificates at March 31, 1999 were $445.8 million, representing a decrease of $23.0 million or 4.9% from interest-only and residual certificates of $468.8 million at December 31, 1998. Mortgage servicing rights decreased $5.2 million or 9.9% from $52.4 million at December 31, 1998 to $47.2 million March 31, 1999. The decrease in mortgage servicing rights consists of amortization of $5.2 million. The decrease in interest-only and residual certificates and mortgage servicing rights resulted primarily from the receipt of cash on the interest-only and residual certificates in the three months ended March 31, 1999.

Goodwill decreased $0.8 million from $89.6 million at December 31, 1998 to $88.8 million at March 31, 1999 due to amortization of goodwill. Goodwill is being amortized on a straight-line basis over periods from five to thirty years. The Company reviews the potential impairment of goodwill on a non-discounted cash flow basis to assess recoverability. The Company determined that there was no impairment of goodwill at March 31, 1999 based on the projected cash flows of the acquired companies. However, potential impairment in future periods may result from several factors, including the proposed transaction with the Greenwich Funds, the discontinuation of operations or sale of certain acquired companies, or other factors including turmoil in the financial markets in which the acquired companies and the Company operate.

Borrowings under warehouse financing facilities at March 31, 1999 were $793.7 million, a decrease of $190.9 million or 19.4% from borrowings under warehouse financing facilities of $984.6 million at December 31, 1998. This decrease was a result of decreased mortgage loans held for sale, caused by IMC's significant lenders imposing restrictions on loans to IMC. See "-Liquidity and Capital Resources" included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Note 3 of Notes to the Consolidated Financial Statements "Warehouse Finance Facilities, Term Debt and Notes Payable" included therein.

Term debt and notes payable at March 31, 1999 was $429.6 million, representing a decrease of $3.1 million or 0.7% from term debt and notes payable of $432.7 million at December 31, 1998. This decrease was primarily a result of repayment of certain amounts under term debt from cash flows received from interest-only and residual certificates as provided in the intercreditor agreements.

The Company's net deferred tax asset of $42.2 million at March 31, 1999 was offset by a full valuation allowance and, after the offset, represented no change from a deferred tax asset, after valuation allowance, of $0 at December 31, 1998. The deferred tax asset is primarily due to temporary differences in the recognition of market valuation adjustments, income related to the Company's interest-only and residual certificates for income tax purposes and a full valuation allowance on the deferred tax asset.

Redeemable preferred stock, consisting of Class A ($19.8 million) and Class C ($18.3 million), increased $0.7 million to $38.1 million at March 31, 1999 from $37.3 million at December 31, 1998, due to accretion of the preferred stock discount. In July 1998, the Company sold $50 million of Class A redeemable preferred stock to certain of the Greenwich Funds and Travelers. The Class A redeemable preferred stock was convertible into non-registered common stock at $10.44 per share. As described in Note 4 "Preferred Stock" of Notes to the December 31, 1998 Consolidated Financial Statements, the conversion feature was eliminated in October 1998. The elimination of the conversion feature resulted in a discount to the Class A redeemable preferred stock of approximately $32 million, which was charged to paid in capital in 1998 and is being accreted to preferred stock until the mandatory redemption dates beginning in 2008.

In October 1998, the Company issued 23,760.758 shares of Class C exchangeable preferred stock to certain of the Greenwich Funds in conjunction with a $33 million credit facility provided by certain of the Greenwich Funds as described in Note 4 "Preferred Stock" of Notes to the December 31, 1998 Consolidated Financial Statements. The preferred stock was recorded at $18.3 million based on an allocation of the proceeds from the $33 million credit facility.

Stockholders' equity as of March 31, 1999 was $181.4 million, a decrease of $29.3 million over stockholders' equity of $210.6 million at December 31, 1998. Stockholders equity decreased for the three months ended March 31, 1999 primarily as a result of a net loss of $28.7 million.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1999, the Company used its cash flow from the sale of loans through whole loan sales, loan origination fees, processing fees, net interest income, servicing fees and borrowings under its warehouse and term debt facilities to meet its working capital needs. The Company's cash requirements during the three months ended March 31, 1999 included the funding of loan purchases and originations, payment of principal and interest costs on borrowings, operating expenses, income taxes and capital expenditures.

The Company has an ongoing need for substantial amounts of capital. Adequate credit facilities and other sources of funding are essential to the continuation of the Company's ability to purchase and originate loans. The Company typically has operated, and expects to continue to operate, on a negative operating cash flow basis. During the three months ended March 31, 1999, the Company received cash flows from operating activities of $204.4 million, an increase of $362.6 million, or 229.2%, from cash flows used in operating activities of $158.2 million during the three months ended March 31, 1998. During the three months ended March 31, 1999, cash flows used by the Company in financing activities were $199.5 million, a decrease of $350.9 million or 231.8% from cash flows received from financing activities of $151.4 million during the three months ended March 31, 1998. The cash flows received from operating activities relate primarily to the sale of mortgage loans held for sale and cash flows used in financing activities related primarily to the repayment of warehouse finance facilities borrowings.

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

As a result of these adverse market conditions, among other things, in October 1998 the Company entered into intercreditor arrangements with Paine Webber Real Estate Securities, Inc. (Paine Webber), Bear Stearns Home Equity Trust 1996-1 (Bear Stearns) and Aspen Funding Corp. and German American Capital Corporation, subsidiaries of Deutsche Bank of North America Holding Corp. (DMG) (collectively, the "Significant Lenders"), which held $3.25 billion of the Company's available warehouse lines and approximately $282 of the Company's interest-only and residual financing at March 31, 1999. The intercreditor arrangements provided for the Significant Lenders to "standstill" and keep outstanding balances under their facilities in place, subject to certain conditions, for up to 90 days (which expired mid-January 1999) in order for the Company to explore its financial alternatives. The intercreditor agreements also provided, subject to certain conditions, that the lenders would not issue any margin calls requesting additional collateral be delivered to the lenders. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and Note 3 of Notes to the Consolidated Financial Statements "Warehouse Finance Facilities, Term Debt and Notes Payable" included therein.

In mid-January 1999, the original intercreditor agreements expired; however, on February 19, 1999, concurrent with the execution of the Acquisition Agreement described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and Note 17 of Notes to Consolidated Financial Statements "Significant Events and Events Subsequent to December 31, 1998" included therein, the Company entered into amended and restated intercreditor agreements with the Significant Lenders. Under the amended and restated intercreditor agreements, the Significant Lenders agreed to keep their respective facilities in place through the closing under the Acquisition Agreement if the closing occurs within five months, and for twelve months thereafter, subject to earlier termination in certain events. If the acquisition is not consummated within a five month period, after that period, those lenders would not be required to refrain from exercising remedies. The intercreditor agreements require the Company to make various amortization payments on the underlying debt before, upon and after the closing of the acquisition. Failure to make the required payments would permit the Significant Lenders to terminate the standstill period under the intercreditor agreements and to exercise remedies. There can be no assurance the Company will be able to make all the required payments. The Company anticipates using the proceeds of the additional loans to be made under the Greenwich Funds facility upon closing of the acquisition to fund certain of these payments.

None of the three Significant Lenders has formally reduced the amount available under its facilities, but each has informally indicated its desire that the Company keep the average amount outstanding on the warehouse facilities well below the amount available. There can be no assurance that the Significant Lenders will continue to fund the Company under their uncommitted facilities. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and Note 3 "Warehouse Finance Facilities, Term Debt and Notes Payable" and Note 17 "Significant Events and Events Subsequent to December 31, 1998" of Notes to Consolidated Financial Statements included therein.

At March 31, 1999, the Company had a $1.25 billion uncommitted warehouse and residual financing facility with Paine Webber. This Warehouse facility bears interest rates at rates ranging from LIBOR plus 0.65% to LIBOR plus 0.90%. Approximately $80 million was outstanding under this warehouse facility as of March 31, 1999. The Company had informally requested that Paine Webber permit funding of an additional $200 million under its warehouse facilities, but has not yet been notified if the request has been approved.

At March 31, 1999, the Company also had a $1.0 billion uncommitted warehouse facility with Bear Stearns. This facility bears interest at LIBOR plus 0.75%. Approximately $385 million was outstanding under this facility at March 31, 1999. Bear Stearns has requested that the Company maintain outstanding amounts under this warehouse facility at no more that $500 million.

At March 31, 1999, the Company had a $1.0 billion credit facility with DMG, which includes a $100 million credit facility collateralized by interest-only and residual certificates. Approximately $232 million was outstanding under this warehouse and residual financing facility at March 31, 1999. DMG has indicated to the Company that additional fundings will be on an "as requested" basis. To induce DMG to enter the intercreditor agreement in October 1998, the Company consented to convert DMG's committed warehouse and residual facility to an uncommitted facility. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and Note 3 "Warehouse Finance Facilities, Term Debt and Notes Payable" of Notes to Consolidated Financial Statements included therein.

Additionally, at March 31, 1999, the Company had other warehouse lines of credit outstanding which totaled approximately $97 million. Interest rates ranged from LIBOR plus 0.65% to LIBOR plus 1.50% and all borrowings mature within one year.

Outstanding borrowings under the Company's warehouse financing facilities are collateralized by mortgage loans held for sale and servicing rights on approximately $250 million of mortgage loans. Upon the sale of these loans, the borrowings under these lines are repaid.

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

At March 31, 1999, the Company had borrowed $148.5 million under its residual financing credit facility with Paine Webber. Outstanding borrowings bear interest at LIBOR plus 2.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

Bear, Stearns & Co. Inc. and its affiliates, Bear, Stearns Mortgage Capital Corporation and Bear, Stearns International Limited, provide the Company with a residual financing credit facility which is collateralized by the Company's interest in certain interest-only and residual certificates. At March 31, 1999, $90.9 million was outstanding under this credit facility, which bears interest at 1.75% per annum in excess of LIBOR.

At March 31, 1999, outstanding interest-only and residual financing borrowings under the Company's credit facility with DMG were $42.7 million. Outstanding borrowings bear interest at LIBOR plus 2% and are collateralized by the Company's interest in certain interest-only and residual certificates.

At March 31, 1999, the Company had borrowed $2.2 million under a residual financing credit facility which matured in August 1998, bears interest at 2.0% per annum in excess of LIBOR and is collateralized by the Company's interest in certain interest-only and residual certificates. The Company has informally agreed to allow approximately 1/3 of the cash from the interest-only and residual certificates to be used to reduce the amounts outstanding under this facility on a monthly basis and the Lender has informally agreed to keep the facility in place.

At December 31, 1998 the Company also has outstanding $5.9 million under a credit facility with an affiliate of a shareholder of the Company which bears interest at 10% per annum. That credit facility provides for repayment of principal and interest over 36 months and, based on certain circumstances, a partial prepayment of principal may be required on July 31, 1999.

BankBoston provided the Company with a revolving credit facility which matured in October 1998, bore interest at LIBOR plus 2.75% and provided for borrowings up to $50 million to be used to finance interest-only and residual certificates, or for acquisitions or bridge financing. BankBoston with participation from another financial institution also provided the Company with a $45 million working capital facility, which bore interest at LIBOR plus 2.75% and matured in October 1998. The Company was unable to repay these credit facilities when they matured and in October 1998, the Company entered into a forbearance and intercreditor agreement with BankBoston with respect to these credit facilities. The forbearance and intercreditor agreement provided that the bank would take no collection action, subject to certain conditions, for up to 90 days (which expired mid-January 1999) in order for the Company to explore its financial alternatives.

In mid-January 1999, the forbearance and intercreditor agreement with BankBoston expired. On February 19, 1999, $87.5 million was outstanding under these credit facilities. On February 19, 1999, the Greenwich Funds purchased, at a discount, from BankBoston its interest in the credit facilities and entered into an amended intercreditor agreement relating to these facilities with the Company. Under the amended intercreditor agreement, the Greenwich Funds agreed to keep these facilities in place for a period of twelve months after the acquisition of IMC common stock described in the Acquisition Agreement is consummated if the consummation occurs within a five month period, subject to earlier termination in certain events provided in the amended intercreditor agreement.

The Company's current warehouse lines generally are subject to one-year terms. The Company's current creditors may not renew their facilities as they expire and the Company may not be able to obtain additional credit lines.

On July 14, 1998, Travelers Casualty and Surety Company and certain of the Greenwich Funds (together, the "Purchasers") purchased $50 million of the Company's Class A preferred stock. The Class A preferred stock was convertible into common stock at $10.44 per share. The Class A preferred stock bears no dividend and is redeemable by the Company over a three-year period commencing in July 2008. As part of the preferred stock purchase agreement, the Company agreed to use its best efforts to cause two persons designated by the Purchasers to be elected to the Company's board of directors. The Purchasers were also granted an option to purchase, within the next three years, an additional $30 million of Series B redeemable preferred stock at par. The Class B preferred stock was convertible into common stock at $22.50 per share. In October 1998, the terms of the $50 million Class A preferred stock and the terms of the Class B preferred stock were amended to eliminate the right to convert into common stock. See Note 4 "Preferred Stock" of Notes to the December 31, 1998 Consolidated Financial Statements.

On October 15, 1998 the Company reached an agreement for a $33 million standby revolving credit facility with certain of the Greenwich Funds. The facility was available to provide working capital for a period of up to 90 days, or until mid-January 1999. The terms of the standby revolving credit facility resulted in substantial dilution of existing common stockholders' equity equal to a minimum of 40%, up to a maximum of 90%, on a diluted basis, depending on (among other things) when, or whether, a change of control transaction occurs. In mid-January 1999, the $33 million standby revolving credit facility matured. On February 16, 1999, the Greenwich Funds provided an additional $5 million of loans under the facility. On February 19, 1999, the Company and the Greenwich Funds entered into an amended and restated intercreditor agreement, whereby the Greenwich Funds agreed to keep the facility in place for a period through the closing under the Acquisition Agreement if the closing occurs within a five month period and for twelve months thereafter, subject to earlier termination in certain events as provided in the amended and restated intercreditor agreement. At March 31, 1999, $34.8 million was outstanding under this facility.

On February 19, 1999, the Company entered into a merger agreement with the Greenwich Funds which was terminated and recast as an acquisition agreement on March 31, 1999. Under the Acquisition Agreement, the Greenwich Funds will receive newly issued common stock of the Company equal to 93.5% of the outstanding common stock after each issuance, leaving the existing common shareholders of the Company with 6.5% of the common stock outstanding. No payment will be made to the Company's common shareholders in this transaction. Upon the closing, certain of the Greenwich Funds will surrender all of the outstanding Class C exchangeable preferred stock for cancellation and enter into an amendment and restatement of their existing loan agreement with IMC, pursuant to which the Greenwich Funds will make available to IMC an additional $35 million in working capital loans.

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

RISK MANAGEMENT

The Company purchases and originates mortgage loans and then sells them through securitizations and whole loan sales. At the time of securitization of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or "spread", between the interest rate on the loans and interest rate paid to investors (which typically is priced based on the United States Treasury security with a maturity corresponding to the anticipated life of the loans). Historically, when interest rates rise between the time the Company originates or purchases the loans and the time the loans are priced at securitization, the spread narrows, resulting in a loss in value of the loans. To protect against such losses, in quarters ended prior to October 1998, the Company hedged a portion of the value of the loans through the short sale of United States Treasury securities. Prior to hedging, the Company performed an analysis of its loans taking into account, among other things, interest rates and maturities to determine the amount, type, duration and proportion of each United States Treasury security to sell short so that the risk to value of the loans would be effectively hedged. The Company executed the sale of the United States Treasury securities with large, reputable securities firms and used the proceeds received to acquire United States Treasury securities under repurchase agreements. These securities were designated as hedges in the Company's records and were closed out when the loans were sold.

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

In September 1998, the Company believes that, primarily due to significant volatility in debt, equity and asset-backed markets, investors demanded wider spreads over United States Treasury securities to acquire newly issued asset-backed securities. The effect of the increased demand for the United States Treasury Securities resulted in a devaluation of the Company's hedge position that was not offset by an equivalent increase in the gain on sale of loans at the time of securitization because investors demanded wider spreads over the United States Treasury securities to acquire the Company's asset-backed securities. In September 1998, the Company stopped hedging its interest rate risk on loan purchases and in October 1998 the Company closed all of its open hedge positions.

The Company uses a discount rate of 16% to present value the difference (spread) between (i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a servicing fee. Based on market volatility in the asset-backed markets and the widening of the spreads recently demanded by asset-backed investors to acquire newly issued asset-backed securities, there can be no assurance that discount rates utilized by the Company to present value the spread described above will not change in the future, particularly if the spreads demanded by asset-backed investors to acquire newly issued asset-backed securities increases. An increase in the discount rates used to present value the spread described above of plus 1%, 3% or 5% would result in a corresponding decrease in the value of the interest-only and residual certificates at March 31, 1999 of approximately 2%, 6% and 10%, respectively. A decrease in the discount rates used to present value the spread described above of minus 1%, 3% or 5% would result in an increase in the value of the interest-only and residual certificates at March 31, 1999 of approximately 2%, 7% and 13%, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative was designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company hedges changes in the fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The ineffective portion of hedges will be recognized in current-period earnings.

SFAS 133 precludes designation of a nonderivative financial instrument as a hedge of an asset or liability. The Company has historically hedged its interest rate risk on loan purchases by selling short United States Treasury Securities which match the duration of the fixed rate mortgage loans held for sale and borrowing the securities under agreements to resell. Prior to September 30, 1998 the unrealized gain or loss resulting from the change in fair value of these instruments had been deferred and recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans. SFAS 133 requires the gain or loss on these nonderivative financial instruments to be recognized in earnings in the period of changes in fair value without a corresponding adjustment of the carrying amount of mortgage loans held for sale. Management anticipates that if the Company uses derivative financial instruments to hedge the Company's interest rate risk on loan purchases the Company will use derivative financial instruments which qualify for hedge accounting under the provisions of SFAS 133.

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

Effective January 1, 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"). SFAS 134 amends SFAS No. 65, "Accounting for Certain Mortgage-Backed Securities" ("SFAS 65") to require that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. Previously, SFAS 65 required that after an entity that is engaged in mortgage banking activities has securitized a mortgage loan that is held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests as trading, regardless of the entity's intent to sell or hold the securities or retained interest. The application of the provisions of SFAS 134 did not have an impact on the Company's financial position or results of operations.

YEAR 2000

The year 2000 (Y2K) problem is the result of computer programs being written using two digits rather than four to define the applicable year. Thus year 1998 is represented by the number "98" in many software applications. Consequently, on January 1, 2000, the year will revert to "00" in accordance with many non-Y2K compliant applications. To systems that are non-Y2K compliant, the time will seem to have reverted back 100 years. So, when computing basic lengths of time, the Company's computer programs, certain building infrastructure components (including, elevators, alarm systems, telephone networks, sprinkler systems and security access systems) and many additional time-sensitive software that are non-Y2K compliant may recognize a date using "00" as the year 1900. This could result in system failure or miscalculations which could cause personal injury, property damage, disruption of operations and/or delays in payments from borrowers, any or all of which could materially adversely effect the Company's business, financial condition or results of operations.

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

The costs of the Company's Y2K compliance efforts are being funded with cash flows from operations. In total, these costs are not expected to be substantially different from the normal, recurring costs that are incurred for systems development, implementation and maintenance. As a result, these costs are not expected to have a material adverse effect on the Company's financial position, results of operations or cashflows. The Company anticipates that Y2K expenses through December 31, 1999 will be less than $1.0 million.

The Company has currently identified two material potential risks related to its Y2K issues. The first risk is that the Company's primary lenders, depository institutions and collateral custodians do not become Y2K compliant before year end 1999, which could materially impact the Company's ability to access funds and collateral necessary to operate its businesses. The Company is currently accessing the risks related to these and other Y2K risks, and has received some assurances that the computer systems of its lenders, depository institutions and collateral custodians, many of whom are among the largest financial institutions in the country, will be Y2K compliant by the year end 1999.

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

The foregoing assessment of the impact of the Y2K problem on the Company is based on management's best estimates at the present time could change substantially. The assessment is based upon numerous assumptions as to future events. There can be no guarantee that these estimates will prove accurate, and the actual results could differ from those estimated if these assumptions prove inaccurate. The disclosure in this Section, "Year 2000", contains forward-looking statements, which involve risks and uncertainties. Reference is made to the first paragraph of Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations on page 15 of this Report on Form 10-Q.

PART II.      OTHER INFORMATION

Item 1.  Legal Proceedings -

         IMC is a party to various legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of IMC.

         On December 23, 1998, the former shareholders of Corewest sued IMC in Superior Court of the State of California for the County of Los Angeles claiming IMC agreed to pay them $23.8 million in cancellation of the contingent "earn out" payment, if any, payable by IMC in connection with IMC's purchase of all the outstanding shares of Corewest. The case is in the early stages of pleading; however, IMC's management believes, based on consultation with legal counsel, there is no merit in the plaintiffs' claims.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K -

A.       Exhibits

               27 - Financial Data Schedule  (for SEC use only)

               99 - Report of Independent Certified Public Accountants

          B.   Reports on Form 8-K

         On March 3, 1999, the Company filed a Current Report on Form 8-K to report that the Company had entered into an Agreement and Plan of Merger with Greenwich Funds.

         On February 26, 1999 the Company filed a Current Report on Form 8-K with respect to the Current Report on Form 8-K filed February 23, 1999.

         On February 23, 1999, the Company filed a Current Report on Form 8-K to report that the Company had appointed Grant Thornton L.L.P. as the independent accounting firm to audit the financial statements of the Company for the year ended December 31, 1998 and dismissed Pricewaterhouse Coopers L.L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    May 17, 1999        IMC MORTGAGE COMPANY




         By:  /s/ Thomas G. Middleton


         Thomas G. Middleton, President, Chief Operating Officer, Assistant Secretary and Director









         By:  /s/ Stuart D. Marvin


         Stuart D. Marvin, Chief Financial Officer