Form 10-Q
period 1999-06-30
IMC MORTGAGE CO
filed 1999-08-23
CIK 1012623

                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

                          Commission file No. 333-3954



                              IMC MORTGAGE COMPANY
               (Exact name of issuer as specified in its Charter)



                   Florida                                  59-3350574
        ------------------------------                ----------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                identification number)

                              5901 E. FOWLER AVENUE
                              TAMPA, FLORIDA 33617
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (813) 984-2548


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing for the past 90 days. Yes [ X ]  No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of each Class:                         Outstanding at August 12, 1999
--------------------------------------       ------------------------------
Common Stock, par value $.01 per share                 34,201,380

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                               Page

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  June 30, 1999 and December 31, 1998                                           1

                  Consolidated Statements of Operations
                  for the three months and the six months ended
                  June 30, 1999 and June 30, 1998                                               2

                  Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1999
                  June 30, 1998                                                                 3

                  Notes to Consolidated Financial Statements                                    4

Item 2.           Management's Discussion and Analysis of
                  Results of Operations and Financial Condition                                22


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                            46

Item 2.           Changes in Securities                                                        46

Item 3.           Defaults Upon Senior Securities                                              46

Item 4.           Submission of Matters to a Vote of Security Holders                          46

Item 5.           Other Information                                                            46

Item 6.           Exhibits and Reports on Form 8-K                                             47

                          PART I. FINANCIAL INFORMATION




                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  June 30,             December 31,
                           ASSETS                                   1999                    1998
                                                                 -----------           ------------
                                                                 (Unaudited)
Cash and cash equivalents                                        $    14,846           $    15,454
Accrued interest receivable                                            7,928                10,695
Accounts receivable                                                   54,302                44,661
Mortgage loans held for sale, net                                    610,181               946,446
Interest-only and residual certificates                              352,544               468,841
Property, furniture, fixtures and equipment, net                      16,042                17,119
Mortgage servicing rights                                             42,498                52,388
Income tax receivable                                                  8,554                12,914
Goodwill                                                               8,454                89,621
Other assets                                                          21,278                25,500
                                                                 -----------           -----------
        Total assets                                             $ 1,136,627           $ 1,683,639
                                                                 ===========           ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Warehouse finance facilities                                  $   633,448           $   984,571
   Term debt                                                         419,540               415,331
   Notes payable                                                      17,155                17,406
   Accounts payable and accrued liabilities                           11,963                15,302
   Accrued interest payable                                            6,653                 3,086
                                                                 -----------           -----------
      Total liabilities                                            1,088,759             1,435,696
                                                                 -----------           -----------

   Commitments and contingencies (Note 8)

   Redeemable preferred stock (redeemable at
    maturity at $100 per share and, under certain
    circumstances, upon a change in control)                          38,807                37,333
                                                                 -----------           -----------


Stockholders' equity:
   Common stock, par value $.01 per share; 50,000,000
       authorized; and 34,201,380 and 34,139,790 shares
       issued and outstanding                                            342                   341
   Additional paid-in capital                                        251,904               251,633
   Accumulated deficit                                              (243,185)              (41,364)
                                                                 -----------           -----------
         Total stockholders' equity                                    9,061               210,610
                                                                 -----------           -----------
Total liabilities and stockholders' equity                       $ 1,136,627           $ 1,683,639
                                                                 ===========           ===========

           See accompanying Notes to Consolidated Financial Statements

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                                                        For the Three Months                    For the Six Months
                                                            Ended June 30,                         Ended June 30,
                                                    -------------------------------       -------------------------------
                                                        1999                1998              1999                1998
                                                    ------------       ------------       ------------       ------------

Revenues:
   Gain on sales of loans                           $     13,528       $     71,159       $     31,639       $    131,139
                                                    ------------       ------------       ------------       ------------

   Warehouse interest income                              14,536             38,985             35,165             80,220
   Warehouse interest expense                             (8,737)           (32,944)           (23,211)           (66,438)
                                                    ------------       ------------       ------------       ------------
      Net warehouse interest income                        5,799              6,041             11,954             13,782
                                                    ------------       ------------       ------------       ------------

   Servicing fees                                         11,958             10,666             25,130             19,677
   Other                                                   7,175              9,436             14,820             16,575
                                                    ------------       ------------       ------------       ------------
      Total servicing fees and other                      19,133             20,102             39,950             36,252
                                                    ------------       ------------       ------------       ------------

      Total revenues                                      38,460             97,302             83,543            181,173
                                                    ------------       ------------       ------------       ------------

Expenses:
   Compensation and benefits                              23,747             33,421             53,097             61,859
   Selling, general and administrative                    26,052             30,870             49,477             55,809
   Other interest expense                                  6,905              5,283             15,789             10,173
   Interest expense-Greenwich Funds (Note 4)               7,499                 --             15,379                 --
   Market valuation adjustment (Note 5)                   62,876                 --             62,876                 --
   Goodwill impairment charge (Note 6)                    77,446                 --             77,446                 --
   Other charges (Note 7)                                  5,179                 --              5,179                 --
                                                    ------------       ------------       ------------       ------------
 Total expenses                                          209,704             69,574            279,243            127,841
                                                    ------------       ------------       ------------       ------------

   Income (loss) before provision for
      income taxes                                      (171,244)            27,728           (195,700)            53,332
   Provision for income taxes                                361             11,400              4,647             21,900
                                                    ------------       ------------       ------------       ------------

      Net income (loss)                             $   (171,605)      $     16,328       $   (200,347)      $     31,432
                                                    ============       ============       ============       ============

Net income (loss) per common share:
     Basic                                          $      (5.04)      $       0.53       $      (5.90)      $       1.02
                                                    ============       ============       ============       ============
     Diluted                                        $      (5.04)      $       0.47       $      (5.90)      $       0.90
                                                    ============       ============       ============       ============


Weighted average number of shares outstanding:
     Basic                                            34,201,380         30,799,173         34,211,493         30,775,154
     Diluted                                          34,201,380         35,043,008         34,211,493         34,828,065

          See Accompanying Notes to Consolidated Financial Statements

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)





                                                                                    For the Six Months
                                                                                       Ended June 30,
                                                                              -----------------------------
                                                                                 1999                 1998
                                                                              ---------           ----------
Cash flows from operating activities:
  Net income (loss)                                                           $(200,347)          $  31,432
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
   Goodwill impairment charge                                                    77,446                  --
   Interest expense - Greenwich Funds                                             5,500                  --
   Depreciation and amortization                                                 13,864              11,344
   Deferred taxes                                                                    --               8,267
   Mortgage servicing rights                                                         --             (24,591)
   Net loss on joint venture                                                        117               1,512
   Net loss on sale of joint venture                                              2,592                  --
   Net loss on disposal of Rhode Island branch                                    2,587                  --
   Net change in operating assets and liabilities:
     Decrease (increase) in mortgages loans held for sale, net                  336,265             (44,583)
     Increase in securities purchased under agreements
        to resell and securities sold but not yet purchased                          --                (235)
    Decrease in accrued interest receivable                                       2,531               5,591
    Decrease (increase) in interest-only and residual certificates              116,297            (222,271)
    Decrease (increase) in other assets                                             873              (4,707)
    Increase in accounts receivable                                              (8,089)             (6,116)
    Decrease in income tax receivable                                             4,360                  --
    Increase in accrued interest payable                                          3,567               1,649
    Increase (decrease) in accounts payable and accrued liabilities              (3,969)                528
                                                                              ---------           ---------
         Net cash provided by (used in) operating activities                    353,594            (242,180)
                                                                              ---------           ---------

Investing activities:
   Investment in joint venture                                                     (638)             (2,280)
   Purchase of property, furniture, fixtures, and equipment                        (899)             (3,362)
   Other                                                                             --                (415)
                                                                              ---------           ---------
   Net cash used in investing activities                                         (1,537)             (6,057)
                                                                              ---------           ---------

Financing activities:
  Issuance of common stock                                                           --                   6
  Net increase (decrease) in warehouse finance facilities                      (351,123)             81,261
  Term debt and notes payable borrowings                                         91,338             306,016
  Term debt and notes payable repayments                                        (92,880)           (157,106)
                                                                              ---------           ---------
  Net cash provided by (used in) financing activities                          (352,665)            230,177
                                                                              ---------           ---------

Net decrease in cash and cash equivalents                                          (608)            (18,060)
Cash and cash equivalents, beginning of period                                   15,454              26,750
                                                                              ---------           ---------
Cash and cash equivalents, end of period                                      $  14,846           $   8,690
                                                                              =========           =========

Supplemental disclosure cash flow information:
       Cash paid during the period for interest                               $  45,312           $  74,961
                                                                              =========           =========
       Cash paid during the period for taxes                                  $     391           $   3,210
                                                                              =========           =========

           See accompanying Notes to Consolidated Financial Statements

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



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

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and Current Reports on Forms 8-K dated July 22, 1999, May 27, 1999, March 3, 1999, February 26, 1999, February 23, 1999,
       November 27, 1998 and October 21, 1998. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

       Certain reclassifications have been made to the presentations to conform to current period presentations.

       AGREEMENT TO SELL CERTAIN ASSETS AND TERMINATION OF STOCK PURCHASE AGREEMENT WITH THE GREENWICH FUNDS

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

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

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

       As a consequence, in October 1998, the Company, faced with the prospect of a forced liquidation of its assets or bankruptcy and the absence of other alternative sources of capital, entered into a $33 million standby revolving credit facility with Greenwich Street Capital Partners II, L.P. and certain of its affiliates (the "Greenwich Funds"). The facility provided IMC with interim financing for a period of 90 days, which enabled the Company to continue to operate while it sought a substantial source of capital which would either invest funds in the Company or acquire the Company. In return for providing the facility, the Greenwich Funds received a $3.3 million commitment fee and non-voting Class C exchangeable preferred stock representing, in value, the equivalent of 40% of the common equity of the Company. The Class C exchangeable preferred stock is exchangeable for Class D preferred stock, which has voting rights equivalent to 40% of the voting power of the Company. Under the loan facility, the Greenwich Funds may exchange the loans for additional shares of Class C exchangeable preferred stock or shares of Class D preferred stock in an amount representing, in value, up to the equivalent of 50% of the common equity of the Company (in addition to the preferred stock received for providing the facility) (the "Exchange Option"). In addition, upon certain changes in control of the Company, the Greenwich Funds could elect either to (i) receive payment of the facility, plus accrued interest, and a take-out premium of up to 200% of the average principal amount of the loans outstanding, or (ii) exercise the Exchange Option. The Company and the Greenwich Funds also entered into intercreditor agreements with the Company's significant creditors requiring such creditors to "standstill" for up to 90 days.

       On February 19, 1999, the Company entered into a merger agreement with the Greenwich Funds. On March 31, 1999, the merger agreement was terminated and recast as an acquisition agreement (the "Acquisition Agreement") with the Greenwich Funds on substantially the same economic terms. The Company's execution and delivery of the

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


       merger agreement and the Acquisition Agreement were unanimously approved by the Board of Directors of the Company, acting on the unanimous recommendation of a special committee of the Board consisting solely of disinterested directors. Under the Acquisition Agreement, the Company agreed to issue common stock to the Greenwich Funds representing approximately 93.5% of the outstanding common stock following such issuance. In return for such common stock issuance, the Greenwich Funds agreed to surrender their Class C exchangeable preferred stock and amend the loan agreement to (i) provide for an additional $35 million of working capital loans to the Company, (ii) forego the Exchange Option,
       (iii) reduce the takeout premium payable in certain events from 200% of the average principal amount outstanding from October 1998 to the prepayment date, to 10% of the average principal amount outstanding from the closing of the acquisition to the prepayment date, and (iv) extend the maturity of the loans thereunder until the third anniversary of the acquisition. The Company also entered into amended intercreditor agreements with certain of its creditors in February 1999 which provided an additional standstill period through the consummation of the transaction with the Greenwich Funds and for 12 months thereafter, provided the acquisition occurred within five months, and subject to earlier termination in certain events as provided in the intercreditor agreements.

       As discussed in Note 9 "Events Subsequent to June 30, 1999," on July 14, 1999, the Company entered into an Agreement (the "Agreement") to sell certain assets to CitiFinancial Mortgage Company ("CitiFinancial Mortgage"), an indirectly wholly-owned subsidiary of Citigroup Inc. The Agreement, which is subject to a number of conditions, was approved by the Company's Board of Directors on July 30, 1999 and, as a result, the Acquisition Agreement with the Greenwich Funds terminated. Consequently, the Greenwich Funds will not be obligated to provide an additional $35 million of loans to the Company.

       Also as discussed in Note 9 "Events Subsequent to June 30, 1999," subsequent to June 30, 1999, the amended and restated intercreditor agreements were extended through September 16, 1999, subject to earlier termination in certain events. In the event the Company is not successful in obtaining further extensions of these agreements, the standstill periods thereunder would expire on September 16, 1999 and the lenders would be entitled to seek remedies under their loan agreements with the Company, including actions to realize upon the collateral that secure their loans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       The Agreement with CitiFinancial Mortgage is subject to the approval of the shareholders of the Company and creditors holding 90% of the Company's liabilities, and other customary closing conditions.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


2.    RECENT ACCOUNTING PRONOUNCEMENTS:

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS 133 is effective, as amended, for fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative was designated as part of a hedge transaction and, if it was, the type of hedge transaction. For fair-value hedge transactions in which the Company hedges changes in the fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The ineffective portion of hedges will be recognized in current-period earnings.

      SFAS 133 precludes designation of a nonderivative financial instrument as a hedge of an asset or liability. The Company, prior to September 30, 1998 hedged its interest rate risk on loan purchases by selling short United States Treasury Securities which match the duration of the fixed rate mortgage loans held for sale and borrowing the securities under agreements to resell. Prior to September 30, 1998 the unrealized gain or loss resulting from the change in fair value of these instruments has been deferred and recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans. SFAS 133 requires the gain or loss on these nonderivative financial instruments to be recognized in earnings in the period of changes in fair value without a corresponding adjustment of the carrying amount of mortgage loans held for sale. While the Company has no present plans to engage in hedging activities, management anticipates that if the Company uses derivative financial instruments to hedge the Company's interest rate risk on future loan purchases the Company will use derivative financial instruments which qualify for hedge accounting under the provisions of SFAS 133.

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

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


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

3.    EARNINGS PER SHARE:

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share" ("SFAS 128"), which became effective for the Company for reporting periods ending after December 15, 1997. Under the provisions of SFAS 128, basic earnings per share is determined by dividing net income (loss), adjusted for preferred stock dividends, by weighted average shares outstanding. Diluted earnings per share, as defined by SFAS No. 128, is computed assuming all dilutive potential common shares were issued.

      Amounts used in the determination of basic and diluted earnings per share are shown in the table below:

                                                                 For the Three Months Ended           For the Six Months Ended
                                                                         June 30,                              June 30,
                                                               ------------------------------      ------------------------------
                                                                   1999              1998                1999            1998
                                                               ------------       -----------      ------------       -----------
                                                                                (in thousands, except share data)
       Net income (loss)                                       $   (171,605)      $    16,328      $   (200,347)      $    31,432
       Less accretion of preferred stocks                              (737)               --            (1,474)               --
                                                               ------------       -----------      ------------       -----------
       Income (loss) available to common stockholders-basic    $   (172,342)      $    16,328      $   (201,821)      $    31,432
                                                               ============       ===========      ============       ===========
       Weighted average common shares outstanding                34,201,380        30,799,173        34,211,493        30,775,154
       Adjustments for dilutive securities:
             Stock warrants                                              --         2,160,000                --         2,160,000
             Stock options                                               --         1,154,748                --         1,006,468
             Contingent shares                                           --           929,087                --           886,443
                                                               ------------       -----------      ------------       -----------
       Diluted common shares                                     34,201,380        35,043,008        34,211,493        34,828,065
                                                               ============       ===========      ============       ===========

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


       For the three and six months ended June 30, 1999, there were no adjustments for stock warrants, stock options and contingent shares in computing the diluted weighted average number of shares outstanding as their effect was antidilutive.

4.     WAREHOUSE FINANCE FACILITIES, TERM DEBT AND NOTES PAYABLE:

       WAREHOUSE FINANCE FACILITIES

       In October 1998, as a result of volatility in equity, debt and asset-backed markets, among other things, the Company entered into intercreditor agreements with Paine Webber Real Estate Securities, Inc. ("Paine Webber"), Bear Stearns Home Equity Trust 1996-1 ("Bear Stearns"), and Aspen Funding Corp. and German American Capital Corporation, subsidiaries of Deutsche Bank of North America Holding Corp ("DMG") (collectively, the "Significant Lenders"). The intercreditor agreements provided for the Significant Lenders to "standstill" and keep outstanding balances under their facilities in place, subject to certain conditions, for up to 90 days (which expired mid-January 1999) to allow for the Company to explore its financial alternatives. The intercreditor agreements also provided, subject to certain conditions, that the lenders would not issue any margin calls requesting additional collateral be delivered to the lenders. To induce DMG to enter the intercreditor agreement, the Company was required to permit DMG's committed warehouse and interest-only and residual credit facilities to become uncommitted and issued to DMG warrants exercisable at $1.72 per share to purchase 2.5% of the common stock of the Company on a diluted basis.

       In mid-January 1999, the intercreditor agreements expired; however, on February 19, 1999, concurrent with the execution of the Acquisition Agreement discussed in Note 1 "Organization and Basis of Presentation" (see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and Note 17 of Notes to Consolidated Financial Statements "Significant Events and Events Subsequent to December 31, 1998" included therein), the Company entered into amended and restated intercreditor agreements with the Significant Lenders. Under the amended and restated intercreditor agreements, the Significant Lenders agreed to keep their respective facilities in place until the closing of the acquisition and for 12 months thereafter provided that the closing of the acquisition occurred within five months, subject to earlier termination in certain events. The intercreditor agreements also require the Company to make various amortization payments on the underlying debt.

       As discussed in Note 9 "Events Subsequent to June 30, 1999," subsequent to June 30, 1999, the amended and restated intercreditor agreements were extended through September 16, 1999, subject to earlier termination in certain events. In the event the Company is not successful in obtaining further extensions of these agreements, the standstill periods

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


       thereunder would expire on September 16, 1999 and the lenders would be entitled to seek remedies under their loan agreements with the Company, including actions to realize upon the collateral that secure their loans. In such an event, it is likely the Company would be unable to continue its business.

       None of the three Significant Lenders has formally reduced the amount available under its uncommitted facilities, but each has informally indicated its desire that the Company keep the average amount outstanding on the warehouse facilities well below the amount available. There can be no assurance that the Significant Lenders will continue to fund the Company under their uncommitted facilities.

       At June 30, 1999, the Company had a $1.25 billion uncommitted credit facility with Paine Webber. Outstanding warehouse borrowings, which bear interest at rates ranging from LIBOR (5.63% at June 30, 1999) plus 0.75% to LIBOR plus 2.00%, were approximately $66.1 million under this facility at June 30, 1999. The Company has informally requested that Paine Webber permit funding of an additional $200 million under its warehouse facilities, but has been notified that Paine Webber, at this time, does not intend to make any additional advances.

       At June 30, 1999, the Company had a $1.0 billion uncommitted credit facility with DMG which includes a $100.0 million credit facility collateralized by interest-only and residual certificates. At June 30, 1999, approximately $159.3 million was outstanding under this facility. DMG has indicated to the Company that it does not intend to make any additional advances at this time and any funding will be on an "as-requested" basis.

       At June 30, 1999, the Company had a $1.0 billion uncommitted warehouse facility with Bear Stearns. This facility bears interest at LIBOR plus 0.75%. At June 30, 1999, approximately $333.9 million was outstanding under this facility. Bear Stearns has requested that the Company maintain outstanding amounts under this warehouse facility at no more than $500 million.

       At June 30, 1999, the Company had a $125 million committed warehouse facility with Residential Funding Corporation ("RFC") which bears interest at LIBOR plus 1.25%. At June 30, 1999, approximately $67.5 million was outstanding under this facility. The RFC credit facility requires the Company to comply with various financial covenants, including, among other things, minimum net worth tests and a minimum pledged servicing portfolio. At June 30, 1999, the Company's net worth, tangible net worth and pledged servicing portfolio were below the minimum requirements under the covenants of the RFC credit facility. In July 1999, RFC indicated that it will not continue to fund the Company under its committed facility after the facility matures on August 31, 1999. The Company is discussing terms for repayment of the amount that will be outstanding under the RFC credit facility

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


       when the facility matures.

       Additionally, at June 30, 1999, approximately $6.6 million was outstanding under another warehouse line of credit, which bears interest at LIBOR plus 1.5% and has expired and is not expected to be renewed.

       Outstanding borrowings under the Company's warehouse financing facilities are collateralized by mortgage loans held for sale and servicing rights on approximately $210 million of mortgage loans. Upon the sale of these loans, proceeds are used to repay the borrowings under these lines.

       The Company has attempted to enter into arrangements to obtain warehouse facilities from lenders that are not currently providing warehouse facilities to the Company, but has not been successful.

       As a result of the DMG warehouse facility becoming uncommitted and the adverse market conditions currently being experienced by the Company and other mortgage companies in the industry, the Company's ability to continue to operate is dependent upon the Significant Lenders' discretion to provide warehouse funding to the Company. There can be no assurance the Significant Lenders will continue to fund the Company's warehouse requirements.

       TERM DEBT

       At June 30, 1999, outstanding interest-only and residual financing borrowings were $138.2 million under the Company's credit facility with Paine Webber. Outstanding borrowings bear interest at LIBOR plus 2.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

       Bear, Stearns & Co. Inc. and its affiliates, Bear Stearns Mortgage Capital Corporation and Bear, Stearns International Limited, provide the Company with an $100 million credit facility which is collateralized by the Company's interest in certain interest-only and residual certificates. At June 30, 1999, $82.0 million was outstanding under this credit facility, which bears interest at 1.75% per annum in excess of LIBOR.

       At June 30, 1999, outstanding interest-only and residual financing borrowings under the Company's credit facility with DMG were $41.4 million. Outstanding borrowings bear interest at LIBOR plus 2.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

       The interest-only and residual financing facilities described above are subject to the intercreditor agreements and amended and restated intercreditor agreements described

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)


       under "Warehouse Finance Facilities" above.

       At June 30,1999, the Company had borrowed $1.9 million under an agreement with Nomura Securities (Bermuda) Ltd. which matured in August 1998, bears interest at 2.0% per annum in excess of LIBOR and is collateralized by the Company's interest in certain interest-only and residual certificates. The Company has informally agreed to allow approximately 1/3 of the cash from the interest-only and residual certificates to be used to reduce the amount outstanding under this facility on a monthly basis and the lender has informally agreed to keep the facility in place. There can be no assurance the informal agreement will provide for any further extension of the maturity of this loan agreement.

       At June 30, 1999, the Company also had outstanding a $5.3 million credit facility with a financial institution which bears interest at 10% per annum. The credit facility provides for repayment of principal and interest over 36 months, through October 2001.

       BankBoston provided the Company with a revolving credit facility which matured in October 1998, bore interest at LIBOR plus 2.75% and provided for borrowings up to $50.0 million to be used to finance interest-only and residual certificates or for acquisitions or bridge financing. BankBoston, with participation from another financial institution, also provided the Company with a $45.0 million working capital facility, which bore interest at LIBOR plus 2.75% and matured in October 1998. After maturity, the interest rate on these facilities increased to prime (7.75% at June 30, 1999) plus 2% per annum.

       The Company was unable to repay either of these BankBoston facilities when they matured and in October 1998 the Company entered into a forbearance and intercreditor agreement with BankBoston with respect to its combined $95.0 million facilities. That agreement provided that the bank would take no collection action, subject to certain conditions, for up to 90 days (which expired in mid-January 1999) to allow the Company to explore its financial alternatives.

       In mid-January, 1999 the forbearance and intercreditor agreement with BankBoston expired. On February 19, 1999 the Greenwich Funds purchased, at a discount, from BankBoston its interest in the credit facilities and entered into an amended intercreditor agreement with the Company relating to the combined $95.0 million facilities. On February 19, 1999, $87.5 million was outstanding under the combined facilities. Under the amended intercreditor agreement, the Greenwich Funds agreed to keep its facilities in place for a period of 12 months thereafter if the acquisition described in the Acquisition Agreement (see Note 1 "Organization and Basis of Presentation") was consummated within five months. As discussed in Note 9 "Events Subsequent to June 30, 1999," subsequent to June 30, 1999, the amended intercreditor agreement was extended through September 16, 1999, subject to earlier termination in certain events. In the event the Company is not successful in obtaining further extensions of this agreement, the standstill periods

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

       thereunder would expire on September 16, 1999 and the Greenwich Funds would be entitled to seek remedies under its loan agreements with the Company, including actions to realize upon the collateral that secure its loans. In such an event, it is likely the Company would be unable to continue its business. At June 30, 1999, $86.6 million was outstanding under the combined facilities.

       On October 15, 1998, the Company entered into an agreement for a $33.0 million standby revolving credit facility with certain of the Greenwich Funds (the "Greenwich Loan Agreement"). The facility was available to provide working capital for a period of up to 90 days and bore interest at 10% per annum. After 90 days, the interest rate on the facility increased to 12% per annum on amounts outstanding after 90 days. The terms of the facility resulted in substantial dilution of existing common stockholders' equity equal to a minimum of 40%, up to a maximum of 90%, on a diluted basis, depending on (among other things) when, or whether the Company entered into a definitive agreement for a transaction which could result in a change of control. In mid-January 1999, the $33.0 million standby revolving credit facility matured. On February 16, 1999, the Greenwich Funds made additional loans totaling $5.0 million available under the facility. On May 18, 1999, the interest rate on the facility was increased to 22% per annum on amounts outstanding after May 18, 1999. At June 30, 1999, $38.0 million was outstanding under the Greenwich Loan Agreement.

       The Company is required to advance monthly delinquent interest as the servicer under the pooling and servicing agreements related to securitizations the Company services. The Company typically makes these advances to the securitizations on or about the 18th of each month and such advances are typically repaid by the securitizations over a 30 day period. In this respect, on April 19, 1999, the Company borrowed $15 million from the Greenwich Funds pursuant to secured promissory notes to fund a portion of delinquent interest advance to the securitizations. These notes bore interest at a rate of 20% per annum. These notes have been repaid in full.

       On May 18, 1999, the Company entered into a Note Purchase and Amendment Agreement (the "Note Purchase Agreement") with the Greenwich Funds. Borrowings under the Note Purchase Agreement bear interest at 20% per annum. On May 18, 1999, the Greenwich Funds loaned the Company an aggregate of $33.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company paid the Greenwich Funds a $1.2 million commitment fee. The $33.0 million borrowed under the Note Purchase Agreement on May 18, 1999 was repaid in full.

       On June 18, 1999, the Greenwich Funds loaned the Company an aggregate of $35.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company agreed to pay Greenwich Funds

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

      a $1.0 million commitment fee. At June 30,1999, $26.1 million was outstanding under the Note Purchase Agreement, which was repaid in full by July 16, 1999.

      On July 16, 1999, the Company borrowed $45.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company agreed to pay the Greenwich Funds a $1.25 million commitment fee. The $45.0 million borrowed under the Note Purchase Agreement was repaid in full by August 18, 1999.

      On August 18, 1999, the Company borrowed $45.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company agreed to pay the Greenwich Funds a $1.25 million commitment fee.

      The Greenwich Funds have provided the Company with funds to enable the Company to make the required delinquent interest advance to the securitizations each month, but has been unwilling to commit to make these funds available for more than 30 days at a time. If the delinquent interest advances are not made by the servicer each month pursuant to the pooling and servicing agreements, the Company's contractual rights to service the mortgage loans in the securitization could be terminated. The Company is dependent upon obtaining financing to fund the required monthly delinquent interest advances to the securitizations. There can be no assurance that the Greenwich Funds will continue to make funds available to permit the Company to make future delinquent interest advances and thus there can be no assurance the contractual rights to service the mortgage loans will not be terminated.

      Interest expense - Greenwich Funds of $15.4 million included in the accompanying Consolidated Statement of Operations for the six months ended June 30, 1999 consists of interest charges with respect to the Greenwich Loan Agreement as well as amortization of the $3.3 million commitment fee and the value attributable to the Class C preferred stock issued and the additional preferred stock issuable to the Greenwich Funds in exchange for its loan under the terms of the agreement. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and Note 4 of Notes to Consolidated Financial Statements "Redeemable Preferred Stock" included therein). Interest expense-Greenwich Funds for the six months ended June 30, 1999 also includes interest expense and commitment fees related to the Note Purchase Agreements and $95.0 million credit facilities that the Greenwich Funds purchased from BankBoston on February 19, 1999. Interest expense - Greenwich Funds included in the Consolidated Statement of Operations for the three months ended June 30, 1999 of $7.5 million consists of interest charges and commitment fees related to the Greenwich Loan Agreement, the Note Purchase Agreements, and the $95.0 million credit facilities that the Greenwich Funds purchased from BankBoston.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



      The warehouse notes and term debt have requirements that the Company maintain certain debt to equity ratios and certain agreements restrict the Company's ability to pay dividends on common stock. Capital expenditures are limited by certain agreements. At June 30, 1999, the Company was not in compliance with certain financial covenants related to credit facilities with the Significant Lenders. As described above, the Company entered into intercreditor agreements with the Significant Lenders which provide for the Significant Lenders to "stand-still" and keep outstanding balances under their facilities in place, subject to certain conditions, until September 16, 1999.

      NOTES PAYABLE

      At June 30, 1999, $4.3 million was outstanding under a mortgage note payable, which bears interest at 8.16% per annum and expires December 2007. The note is collateralized by the Company's headquarters building.

      At June 30, 1999, $12.9 million was outstanding under notes payable to shareholders related to an acquisition completed in 1997. These notes bear interest at prime plus 2.0% per annum and matured on July 10, 1999. After maturity, the unpaid principal balance accrues interest until paid in full at prime plus 5% per annum. The Company is currently in negotiations regarding the amount and timing of repayment of these notes payable.

5.    INTEREST-ONLY AND RESIDUAL CERTIFICATES

      Activity in interest-only and residual certificates consisted of the following:

                                        For the three months ended      For the six months ended
                                                 June 30,                       June 30,
                                           1999            1998            1999            1998
                                        ---------       ---------       ---------       ---------
                                              (in thousands)                (in thousands)
       Beginning balance ............    $ 445,833       $ 327,755       $ 468,841       $ 223,306
       Additions ....................           --         118,622              --         224,120
       Cash receipts ................      (30,413)           (800)        (53,421)         (1,849)
       Market valuation adjustment ..      (62,876)             --         (62,876)             --
                                         ---------       ---------       ---------       ---------
       Balance, June 30 .............    $ 352,544       $ 445,577       $ 352,544       $ 445,577
                                         =========       =========       =========       =========


      During the second quarter of 1999, as a result of trends in the Company's serviced loan portfolio and adverse market conditions, as described in
      Note 1 "Organization and Basis of Presentation", the Company revised its loss curve assumption used to approximate the timing of losses over the life of the securitized loans so that expected losses from defaults gradually increase from zero in the first six months of the loan to 275 basis points after 30 months, representing estimated aggregate losses over the life of the pool (i.e. historical plus future losses) of 4.3% of original pool balances. Prior to the second quarter of 1999, the Company expected losses from defaults to gradually increase from zero in the first six months of the loan to 175 basis points after 36 months.

      The Company believes the adverse market conditions affecting the non-conforming mortgage industry may limit the Company's borrowers' ability to refinance existing delinquent loans serviced by IMC with other non-conforming mortgage lenders that traditionally had offered loans to borrowers that are less creditworthy, which IMC believes may increase the frequency of defaults. There can be no assurance that the loss curve

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


      assumption presently being used by the Company, based on the adverse market conditions, will prove to be sufficient. The revised loss curve assumption resulted in a decrease to the estimated fair value of the interest-only and residual certificates of approximately $62.9 million, which is reflected as a market valuation adjustment in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 1999.

      Prior to the fourth quarter of 1998, the Company discounted the present value of projected cash flows retained by the Company at discount rates ranging from 11% to 14.5%. During the fourth quarter of 1998, as a result of adverse market conditions, the Company adjusted to 16% the discount rate used to present value the projected cash flow retained by the Company.

6.    GOODWILL IMPAIRMENT

      In June 1999, CitiFinancial Mortgage submitted a non-binding letter of intent to the Company to purchase the Company's mortgage loan servicing business and substantially all of its correspondent origination loan business and a portion of its broker originated loan business. The non-binding letter of intent did not include the Company's eight operating subsidiaries, which produce the remaining broker originated loan business as well as direct originations. The Board of Directors met on June 14, July 2 and July 8, 1999 to discuss a transaction with CitiFinancial Mortgage and to consider other alternatives. The Company and CitiFinancial Mortgage negotiated the terms of an agreement until July 14, 1999 when the Company and CitiFinancial Mortgage entered into the Agreement as described in Note 9 "Events Subsequent to June 30, 1999." Also as discussed in Note 9 "Events Subsequent to June 30, 1999," on July 26, 1999, the Board of Directors approved a formal plan to dispose of the eight operating subsidiaries.

      The Company reviews the potential impairment of goodwill on a non-discounted cash flow basis to assess recoverability. The cash flows are projected on a pre-tax basis over the estimated useful lives assigned to goodwill. The Board of Directors' approval, on July 26, 1999, of a formal plan to dispose of the eight operating facilities as described above led the Company to determine that the useful lives assigned to goodwill should be reduced to less than one year. The resulting evaluation of the goodwill associated with the eight operating subsidiaries resulted in a goodwill impairment charge of $77.4 million for the three and six months ended June 30, 1999.

7.    OTHER CHARGES

      LOSS ON DISPOSAL OF INVESTMENTS IN INTERNATIONAL OPERATIONS

      In March 1996, the Company entered into an agreement to form a joint venture (Preferred

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



      Mortgages Limited) in the United Kingdom to originate and purchase mortgages made to borrowers who may not otherwise qualify for conventional loans for the purpose of securitization and sale. Under the agreement, the Company and a second party each owned 45% of the joint venture, and a third party owned the remaining 10%. The Company's original investment in the joint venture represented the acquisition of 675,000 shares of the joint venture's stock for $1.0 million and a note receivable from the joint venture for $1.0 million. Subsequent to the original investment, the Company made net advances to the joint venture and recorded its pro-rata share of the losses from the joint venture. The Company's net investment in the joint venture on June 30, 1999 was $4.1 million.

      On June 30, 1999, the Company entered into an agreement to sell its interest in the joint venture to one of its partners. Under the terms of sale agreement, the Company received $1.5 million in exchange for its interest the joint venture, including all shares, notes receivable, advances and interest due from the joint venture. The sale resulted in a loss of approximately $2.6 million, which is included in other charges in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 1999.

      In May 1999, the Company's management committed to a plan to sell its Canadian subsidiary, IMC Canada LTD, Inc. ("IMC Canada") to a third party. The sale of IMC Canada was completed on August 12, 1999. The assets of IMC Canada are recorded in the accompanying Consolidated Balance Sheet in other assets at their historical book value, which approximated fair value at June 30, 1999. The net proceeds from the disposition approximated the current carrying value of IMC Canada. The financial position and results of operations of IMC Canada were not material in relation to the financial position or results of operations of the Company.

      LOSS ON DISPOSAL OF ASSETS

      On January 1, 1996, the Company acquired assets of Mortgage Central Corp., a Rhode Island corporation ("MCC"), a mortgage banking company which did business under the name "Equitystars" primarily in Rhode Island, New York, Connecticut and Massachusetts. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price of $2.0 million was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price of over the fair values of assets acquired and liabilities assumed was recorded as goodwill.

      On June 30, 1999, the Company terminated its operations at the MCC offices in Rhode Island and began disposing of the related assets. Accordingly, the carrying amount of the goodwill that arose from the acquisition of MCC has been eliminated and the assets to be disposed of are recorded in the accompanying Consolidated Balance Sheet at their estimated net fair value. The loss on disposal of the assets of MCC of $2.6 million is included in other charges in accompanying Consolidated Statement of Operations for the three and six months

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



     ended June 30,1999.

8.   COMMITMENTS AND CONTINGENCIES

      Certain members of management entered into employment agreements expiring through 2001 which, among other things, provide for aggregate annual compensation of approximately $1.4 million plus bonuses ranging from 5% to 15% of base salary in the relevant year for each one percent by which the increase in net earnings per share of the Company over the prior year exceeds 10%, up to a maximum of 300% of annual compensation. No bonuses under these contracts were paid for the fiscal year 1998 and no bonuses are anticipated for the fiscal year 1999. Each employment agreement contains a restrictive covenant, which prohibits the executive from competing with the Company for a period of 18 months after termination, and certain deferred compensation upon a "change of control" as defined in the employment agreements. As discussed in Note 9 "Events Subsequent to June 30, 1999," on July 14, 1999, the Company entered into an Agreement to sell certain assets to CitiFinancial Mortgage. The Agreement is contingent upon CitiFinancial Mortgage entering into future employment arrangements with certain members of management acceptable to CitiFinancial Mortgage. There can be no assurance employment arrangements acceptable to certain members of management and CitiFinancial Mortgage can be achieved.

     Certain members of the Company's Board of Directors and certain members of the Company's senior management have employment agreements with the Company, and the Company's general counsel, a director of the Company, has a retainer agreement with the Company, that permit each of them, following a change of control, to voluntarily terminate their employment with, or retention by, the Company and become entitled to deferred compensation. Subsequent to June 30, 1999, the members of senior management who have these agreements and the Company's general counsel entered into mutual, general and irrevocable releases with the Company, which release the Company from payment of deferred compensation aggregating approximately $10 million and all other obligations in the employment or retainer agreements in consideration for aggregate payments of $400,000 plus additional aggregate payments of $420,000 to be paid over a period of up to twelve months. The payments commenced upon execution of the release for those members of senior management who are not also directors and will commence upon consummation of the Agreement described in Note 9 "Events Subsequent to June 30, 1999," if the Agreement is approved by the Company's shareholders, for members of the Company's Board of Directors and general counsel. Each member of senior management and the Company's general counsel who has entered into a release has become an employee "at will" and may be terminated by the Company at any time without additional benefits.

     The Greenwich Funds have agreed to indemnify certain surety companies against losses on surety bonds issued with respect to the Company. To induce the Greenwich Funds to make this indemnity, on May 18, 1999 the Company entered into a Reimbursement Agreement (the

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


     "Reimbursement Agreement") with the Greenwich Funds. Under the Reimbursement Agreement, the Company will reimburse the Greenwich Funds for any amounts it pays to indemnify the surety companies. The Company will also pay interest on any payments made by the Greenwich Funds to the surety companies at a rate equal to the prime rate plus 2%.

     LEGAL PROCEEDINGS

     The Company is party to various legal proceedings arising in the ordinary course of its business. Management believes that none of these matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

     On December 23, 1998, seven former shareholders of Corewest sued the Company in Superior Court of the State of California for the County of Los Angeles claiming the Company agreed to pay them $23.8 million in cancellation of the contingent "earn out" payment, if any, payable by the Company in connection with the Company's purchase of all of the outstanding shares of Corewest. In August 1999, five of the former shareholders of Corewest, representing approximately 80% of the interests of all former shareholders, settled their employment agreement claims and agreed to dismiss their claims under that lawsuit and signed mutual, general and irrevocable releases for approximately $1.4 million. The case is in the early stages of pleading; however, based on consultation with legal counsel, the Company's management believes there is no merit in the plaintiffs' claim.

     On June 17, 1999, the former shareholders of Central Money Mortgage Co., Inc. ("Central Money Mortgage") sued the Company and its general counsel in U.S. District Court for the State of Maryland claiming failure to perform on certain oral and written representations made in connection with the Company's acquisition of the assets of Central Money Mortgage. The case is in the preliminary stages of discovery; however, based on consultation with legal counsel, the Company's management believes there is no merit in the plaintiffs' claims and intends to defend such action vigorously.

9.   EVENTS SUBSEQUENT TO JUNE 30, 1999

     On July 14, 1999, the Company entered into an Agreement to sell certain assets to CitiFinancial Mortgage. The Agreement was approved by the Board of Directors on July 30, 1999, and as a result, the Acquisition Agreement with the Greenwich Funds described in Note 1 "Organization and Basis of Presentation" terminated. Consequently, the Greenwich Funds will not be obligated to provide an additional $35 million of loans to the Company. The Agreement is subject to a number of conditions, including approval by the Company's common and preferred stockholders (together with a separate vote in favor of the transaction by the majority of the Company's common shareholders other than the Company's management) and approval by certain federal regulatory bodies and third parties. There can be no assurance that the stockholders of the Company will approve the transaction or that the other conditions will be met.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



     Under the Agreement, the Company will receive $100 million from CitiFinancial Mortgage for the sale of its mortgage servicing rights related to mortgage loans which have been securitized, real property consisting of the Company's Tampa, Florida headquarters building and the Company's leased facilities at its Ft. Washington, Pennsylvania, Cherry Hill, New Jersey and Cincinnati, Ohio office locations. Additionally, all furniture, fixtures and equipment and other personal property located at the premises described above will be included in the purchase. It is anticipated that substantially all of the employees at the locations referred to above at the time the Agreement is consummated will be offered employment by CitiFinancial Mortgage.

     The proceeds from the sale of assets will be used to repay certain indebtedness secured by certain assets of the Company. No payment is expected to be made to the Company's common shareholders as a result of this transaction, nor are any payments to common stockholders likely in the future.

     If the transaction contemplated by the Agreement is completed, it will result in the sale of the Company's servicing platform, substantially all its correspondent origination loan business and its broker originated loan business conducted at the locations referred to above. The remaining loan origination business, which primarily consists of broker and direct originations, is performed by eight operating subsidiaries. CitiFinancial Mortgage's offer to acquire certain assets of the Company did not include the subsidiaries and accordingly the subsidiaries are not part of the purchased assets.

      The Agreement to sell certain assets to CitiFinancial Mortgage did not include the Company's eight operating subsidiaries. Therefore, on July 26, 1999, the Company's Board of Directors approved a formal plan to dispose of the eight subsidiaries, and it is anticipated the disposal will be substantially complete by September 30, 1999. The Company recorded a goodwill impairment charge of $77.4 million for the three and six months ended June 30, 1999 relating to the formal plan to dispose of the eight operating subsidiaries. Additional charges will be incurred relating to, among other things, disposal of assets and costs of disposal. The actual amount of goodwill impairment and additional charges will depend on the proceeds, if any, from disposal and the costs incurred to dispose of the subsidiaries.

     The Company is in the process of preparing to call a special meeting of its shareholders to approve the Agreement with CitiFinancial Mortgage. The Board of Directors will request shareholders to vote in favor of the transaction to allow the Company to attempt to continue to operate and repay its creditors in an orderly manner. There can be no assurance the Company's shareholders will approve the Agreement with CitiFinancial Mortgage. In such an event, it is likely the Company would be unable to continue its business.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


     Subsequent to June 30, 1999, the amended and restated intercreditor agreements were extended through September 16, 1999, subject to earlier termination in certain events. There can be no assurance that the Company will be successful in obtaining further extensions of these agreements. In the event the Company is not successful in obtaining further extensions of these agreements, the standstill periods thereunder would expire on September 16, 1999 and the Significant Lenders and the Greenwich Funds would be entitled to seek remedies under their loan agreements with the Company, including actions to realize upon the collateral that secure their loans. In such an event, it is likely the Company would be unable to continue its business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and current reports on Forms 8-K dated July 22, 1999, May 27, 1999, March 3, 1999, February 26, 1999, February 23, 1999, November 27, 1998 and October 21, 1998. The following management's discussion and analysis of the Company's financial condition and results of operations and other sections of this Quarterly Report on Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. You can identify forward looking statements by the use of such words as "expect", "estimate", "intend", "project", "budget", "forecast", "anticipate", "plan", "in the process of" and similar expressions. Forward looking statements include all statements regarding IMC's expected financial position, results of operations, cash flows, financing plans, business strategies, budgets, capital and other expenditures, competitive positions, plans and objectives of management and markets for stock. All forward looking statements involve risks and uncertainties. In particular, any statements contained herein regarding the consummation and benefits of the proposed transaction with CitiFinancial Mortgage Company ("CitiFinancial Mortgage"), as well as expectations with respect to future sales, operating efficiencies and product and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of IMC, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements include, among other things, early termination of the amended and restated intercreditor agreements or the standstill periods relating to certain of IMC's creditors, overall economic and business conditions, the demand for IMC's services, competitive factors in the industry in which IMC competes, changes in government regulation, continuing tightening of credit availability to the subprime mortgage industry, increased yield requirements by asset-backed investors, lack of continued availability of IMC's credit facilities, lack of available funds to permit IMC to make required delinquent interest advances as the servicer under the pooling and servicing agreements related to securitizations IMC services, termination of IMC's contractual rights to service mortgage loans under the pooling and servicing agreements related to securitizations IMC services, reduction in real estate values, reduced demand for non-conforming loans, changes in underwriting criteria applicable to such loans, prepayment speeds, delinquency and default rates of mortgage loans owned or serviced by IMC, rapid fluctuation in interest rates, risks related to not hedging against loss of value of IMC's mortgage loan inventory, changes which influence the loan securitization and the net interest margin securities (excess cashflow trust) markets generally, lower than expected performance by companies acquired by IMC, market forces affecting the price of IMC's common stock and other uncertainties associated with IMC's current financial difficulties and the proposed transaction with CitiFinancial Mortgage, and other risks identified in IMC's Securities and Exchange Commission filings.

GENERAL

IMC is a specialized consumer finance company engaged in purchasing, originating, servicing and selling home equity loans secured primarily by first liens on one- to four-family residential properties. The Company focuses on lending to individuals whose borrowing needs are generally not being served by traditional financial institutions due to such individuals' impaired credit profiles and other factors, such as the requested loan size, the ratio of loan amount to property value or the ratio of borrower income to total debt payments. Loan proceeds typically are used by such individuals to consolidate debt, to refinance debt, to finance home improvements, to pay educational expenses and for a variety of other uses. By focusing on individuals with impaired credit profiles and providing prompt responses to their borrowing requests, the Company has been able to charge higher interest rates for its loan products than typically are charged by conventional mortgage lenders.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

Net loss for the three months ended June 30, 1999 was $171.6 million representing a decrease of $187.9 million or 1,151.0% from net income of $16.3 million for the three months ended June 30, 1998. The decrease in net income resulted principally from a goodwill impairment charge of $77.4 million, which resulted from the Company's evaluation of goodwill recoverability on June 30, 1999, and a $62.9 million mark-to-market adjustment in the value of the Company's interest only and residual certificates, which resulted from an increase in loss assumptions. The Company determined that the useful lives assigned to goodwill associated with the Company's eight operating subsidiaries should be reduced based on the events described in Note 6 "Goodwill Impairment" of Notes to Consolidated Financial Statements included herein, and the resulting evaluation of goodwill resulted in an impairment charge of $77.4 million. Additionally, the Company revised the loss assumption used to approximate the timing of losses over the life of the securitized loans as a result of trends in the Company's serviced loan portfolio and adverse market conditions. Also contributing to the decrease in net income were a decrease in gain on sale of loans of $57.6 million or 81.0% to $13.5 million for the three months ended June 30, 1999 from $71.2 million for the three months ended June 30, 1998 and $7.5 million of interest expense and commitment fees associated with the credit facility provided by Greenwich Street Capital Partners II, L.P. and certain related affiliates (the "Greenwich Funds"). The decrease in net income was also attributable to a $2.3 million or 24.0% decrease in other revenues to $7.2 million for the three months ended June 30, 1999 from $9.4 million for the three months ended June 30, 1998 and other charges of $5.2 million during the three months ended June 30, 1999 related to losses from the disposal of investments in international operations and closing the Rhode Island branch office location. The decrease in net income was partially offset by a $1.3 million or 12.1% increase in servicing fees to $12.0 million for the three months ended June 30, 1999 from $10.7 million for the three months ended June 30, 1998.

The decrease in income was also partially offset by a $9.7 million or 28.9% decrease in compensation and benefits to $23.7 million for the three months ended June 30, 1999 from $33.4 million for the three months ended June 30, 1998 and a $4.8 million or 15.6% decrease in selling, general and administrative expenses to $26.1 million for the three months ended June 30, 1999 from $30.9 million for the three months ended June 30, 1998. The decrease in income was partially attributable to a $1.6 million or 30.7% increase in other interest expense to $6.9 million for the three months ended June 30, 1999 from $5.3 million for the three months ended June 30, 1998.

Net loss before taxes was increased by a provision for income taxes of $0.4 million for the three months ended June 30, 1999 compared to a provision for income taxes of $11.4 million for the three months ended June 30, 1998. No income tax benefit has been applied to the net loss for the three months ended June 30, 1999, as the Company determined it cannot be assured that the income tax benefit could be realized in the future.

REVENUES

The following table sets forth information regarding components of the Company's revenues for the three months ended June 30, 1999 and 1998:

                                                          For the Three Months
                                                              Ended June 30,
                                                   --------------------------------
                                                     1999    (in thousands)   1998
                                                   --------                --------
Gain on sales of loans                             $ 13,528                $ 71,159
                                                   --------                --------
Warehouse interest income                            14,536                  38,985
Warehouse interest expense                           (8,737)                (32,944)
                                                   --------                --------
       Net warehouse interest income                  5,799                   6,041
                                                   --------                --------
 Servicing fees                                      11,958                  10,666
 Other                                                7,175                   9,436
                                                   --------                --------
        Total revenues                             $ 38,460                $ 97,302
                                                   ========                ========

Gain on Sales of Loans. For the three months ended June 30, 1999, gain on sales of loans decreased to $13.5 million from $71.2 million for the three months ended June 30, 1998, a decrease of 81.0% due primarily to a decrease in loans sold through securitizations. The total volume of loans produced decreased by 82.4% to approximately $340 million for the three months ended June 30, 1999 from a total volume of approximately $1.9 billion for the three months ended June 30, 1998. Originations by the Company's correspondent network decreased 97.0% to approximately $40 million for the three months ended June 30, 1999 from approximately $1.3 billion for the three months ended June 30, 1998, while production from the Company's broker network and direct lending operations decreased by 51.8% to approximately $300 million for the three months ended June 30, 1999 from approximately $620 million for the three months ended June 30, 1998.

The Company sells the loans it purchases or originates through one of two methods: (i) securitization, which involves the private placement or public offering of pass-through mortgage-backed securities, or (ii) whole loan sales, which involve selling blocks of loans to single purchasers. During the three months ended June 30, 1999, based on the Company's lack of liquidity and adverse market conditions, the Company was unable to sell any loans through the securitization market. Mortgage loans delivered to securitization trusts decreased by $1.6 billion, a decrease of 100% to $0 for the three months ended June 30, 1999 from $1.6 billion for the three months ended June 30, 1998. Mortgage loans sold in the whole loan market increased by approximately $165 million to approximately $440 million for the three months ended June 30, 1999 from approximately $275 million for the three months ended June 30, 1998.

Net Warehouse Interest Income. Net warehouse interest income decreased to $5.8 million for the three months ended June 30, 1999 from $6.0 million for the three months ended June 30, 1998, a decrease of 4.0%. The decrease in the three month period ended June 30, 1999 reflected decreased mortgage loan production and mortgage loans held for sale and increased interest rates related to the Company's warehouse finance facilities.

Servicing Fees. Servicing fees increased to $12.0 million for the three months ended June 30, 1999 from $10.7 million for the three months ended June 30, 1998, an increase of 12.1%. Servicing fees for the three months ended June 30, 1999 were positively affected by an increase in mortgage loans serviced for others over the prior period. The Company increased its average portfolio of mortgage loans serviced for others by approximately $575 million or 9.0% to approximately $7.0 billion for the three months ended June 30, 1999 from approximately $6.4 billion for the three months ended June 30, 1998.

Other. Other revenues, consisting principally of the recognition of the increase or accretion of the discounted value of interest-only and residual certificates over time and prepayment penalties from borrowers who prepay the outstanding balance of their mortgage, decreased by 24.0% to $7.2 million for the three months ended June 30, 1999 from $9.4 million in three months ended June 30, 1998.

EXPENSES

The following table sets forth information regarding components of the Company's expenses for the three months ended June 30, 1999 and 1998:

                                                        For the Three Months
                                                             Ended June 30,
                                                  ------------------------------
                                                    1999   (in thousands)   1998
                                                  --------               -------
Compensation and benefits                         $ 23,747               $33,421
Selling, general and administrative                 26,052                30,870
Other interest expense                               6,905                 5,283
Interest expense - Greenwich Funds                   7,499                    --
Market valuation adjustment                         62,876                    --
Goodwill impairment charge                          77,446                    --
Other charges                                        5,179                    --
                                                  --------               -------
         Total expenses                           $209,704               $69,574
                                                  ========               =======

Compensation and benefits decreased by $9.7 million or 28.9% to $23.7 million for the three months ended June 30, 1999 from $33.4 million for the three months ended June 30, 1998, principally due to a reduction of personnel to originate mortgage loans and a $1.8 million decrease in executive and management incentive compensation to $0 for the three months ended June 30, 1999 from $1.8 million for the three months ended June 30, 1998. The amount of executive bonuses is directly related to increases in the Company's earnings per share. Although executive bonuses of $1.8 million were accrued in the three months ended June 30, 1998, no executive bonuses were actually paid during 1998 and none are anticipated for 1999.

Selling, general and administrative expenses decreased by $4.8 million or 15.6% to $26.1 million for the three months ended June 30, 1999 from $30.9 million for the three months ended June 30, 1998 principally due to a decrease in underwriting and originating costs as a result of a decrease in the volume of mortgage loan production.

Other interest expense increased by $1.6 million or 30.7% to $6.9 million for the three months ended June 30, 1999 from $5.3 million for the three months ended June 30, 1998 principally as a result of increased interest expense due to an increase in outstanding interest-only and residual borrowings during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998.

Interest expense - Greenwich Funds includes costs associated with a $38 million standby revolving credit facility dated as of October 12, 1998 entered into by the Greenwich Funds and the Company on October 15, 1998, as well as interest charges and commitment fees related to the Note Purchase and Amendment Agreements and the $95.0 million credit facilities the Greenwich Funds purchased from BankBoston on February 19, 1999. See Note 4 "Warehouse Finance Facilities, Term Debt and Notes Payable" of Notes to Consolidated Financial Statements.

Market valuation adjustment, which represents a decrease in the estimated fair value of the Company's interest-only and residual certificates for the three months ended June 30, 1999, increased to $62.9 million for the three months ended June 30, 1999 from $0 for the three months ended June 30, 1998. During the second quarter of 1999, as a result of trends in the Company's serviced loan portfolio and adverse market conditions in the non-conforming mortgage industry, the Company revised the loss assumption used to approximate the timing of losses over the life of the securitized loans so that expected losses from defaults gradually increase from zero in the first six months of the loan to 275 basis points after 30 months, representing estimated aggregate losses over the entire life of the pool (i.e., historical plus future losses) of 4.3% of original pool balances. During the fourth quarter of 1998, based on emerging trends in the Company's portfolio and adverse market conditions, the Company revised its loss curve assumptions so that expected losses from defaults gradually increased from zero in the first six months of the loan to 175 basis points after 36 months. Prior to the fourth quarter of 1998, the Company expected losses from defaults to increase from zero in the first six months of the loan to 100 basis points after 36 months.

The Company believes the adverse market conditions affecting the non-conforming mortgage industry may limit the Company's borrowers' ability to refinance existing delinquent mortgage loans serviced by the Company with other non-conforming mortgage lenders that market their products to borrowers that are less credit-worthy. As a result, the frequency of default may increase.

Goodwill impairment charge represents the writedown of goodwill resulting from the Company's evaluation of the goodwill associated with the Company's eight operating subsidiaries at June 30, 1999. The events described in Note 6 "Goodwill Impairment" of Notes to Consolidated Financial Statements included herein led the Company to determine that the useful lives assigned to goodwill should be reduced to less than one year, and the resulting evaluation of the goodwill associated with the eight operating subsidiaries resulted in a goodwill impairment charge of $77.4 million for the three months ended June 30, 1999.

Other charges represent losses from the disposal of investments in international operations and closing the Rhode Island branch location. On June 30, 1999, the Company entered into an agreement to sell to one of its joint venture partners its 45% interest in a joint venture (Preferred Mortgages Limited) in the United Kingdom formed to originate and purchase mortgages made to borrowers who may not otherwise qualify for conventional loans for the purpose of securitization and sale. Under the terms of the sale agreement, the Company received $1.5 million in exchange for its interest in the joint venture, including all shares, notes receivable, advances and interest due from the joint venture. The sale resulted in a loss of approximately $2.6 million, which is included in other charges for the three months ended June 30, 1999.

On June 30, 1999, the Company terminated operations at its branch office in Rhode Island, which consisted of the assets of Mortgage Central Corp. ("MCC"), a mortgage banking company acquired by the Company on January 1, 1996. The carrying amount of the goodwill that arose from the acquisition of MCC was eliminated and the assets to be disposed of were adjusted to their estimated net fair value at June 30, 1999. The resulting loss on disposal of the assets of MCC of $2.6 million is included in other charges for the three months ended June 30, 1999.

Income Taxes. The provision for income taxes for the three months ended June 30, 1999 was approximately $0.4 million which differed from the federal tax rate of 35% primarily due to state income taxes, amortization expenses related to goodwill and a full valuation allowance established against the deferred tax asset.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998.

Net loss for the six months ended June 30, 1999 was $200.3 million representing a decrease of $231.8 million from net income of $31.4 million for the six months ended June 30, 1998. The decrease in net income resulted principally from a goodwill impairment charge of $77.4 million, which resulted from the Company's evaluation of goodwill recoverability at June 30, 1999, and a $62.9 million mark-to-market adjustment in the value of the Company's interest-only and residual certificates, which resulted from an increase in loss assumptions. The Company determined that the useful lives assigned to goodwill associated with the Company's eight operating subsidiaries should be reduced based on the events described in Note 6 "Goodwill Impairment" of Notes to Consolidated Financial Statements included herein, and the resulting evaluation of goodwill resulted in an impairment charge of $77.4 million. Additionally, the Company revised the loss assumption used to approximate the timing of losses over the life of the securitized loans as a result of trends in the Company's serviced loan portfolio and adverse market conditions. Also contributing to the decrease in net income were a decrease in gain on sale of loans of $99.5 million or 75.9% to $31.6 million for the six months ended June 30, 1999 from $131.1 million for the six months ended June 30, 1998 and $15.4 million of interest expense, commitment fees and other charges associated with credit facilities provided by the Greenwich Funds. The decrease in net income was also attributable to a $1.8 million or 13.3% decrease in net warehouse interest income to $12.0 million for the six months ended June 30, 1999 from $13.8 million for the six months ended June 30, 1998 and other charges of $5.2 million during the six months ended June 30, 1999 related to losses from the disposal of investments in international operations and closing the Rhode Island branch office location. The decrease in net income was partially offset by a $5.5 million or 27.7% increase in servicing fees to $25.1 million for the six months ended June 30, 1999 from $19.7 million for the six months ended June 30, 1998.

The decrease in income was also partially offset by a $8.8 million or 14.2% decrease in compensation and benefits to $53.1 million for the six months ended June 30, 1999 from $61.9 million for the six months ended June 30, 1998 and a $6.3 million or 11.3% decrease in selling, general and administrative expenses to $49.5 million for the six months ended June 30, 1999 from $55.8 million for the six months ended June 30, 1998. The decrease in income was partially attributable to a $5.6 million or 55.2% increase in other interest expense to $15.8 million for the six months ended June 30, 1999 from $10.2 million for the six months ended June 30, 1998 and a $1.8 million or 10.6% decrease in other revenues to $14.8 million for the six months ended June 30, 1999 from $16.6 million for the six months ended June 30, 1998.

Net loss before taxes was increased by a provision for income taxes of $4.6 million for the six months ended June 30, 1999 compared to a provision for income taxes of $21.9 million for the six months ended June 30, 1998. No income tax benefit has been applied to the net loss for the six months ended June 30, 1999, as the Company determined it cannot be assured that the income tax benefit could be realized in the future.

REVENUES

The following table sets forth information regarding components of the Company's revenues for the six months ended June 30, 1999 and 1998:

                                                           For the Six Months
                                                              Ended June 30
                                                  ---------------------------------
                                                     1999   (in thousands)    1998
                                                  --------                ---------
Gain on sales of loans                            $ 31,639                $ 131,139
                                                  --------                ---------
Warehouse interest income                           35,165                   80,220
Warehouse interest expense                         (23,211)                 (66,438)
                                                  --------                ---------
      Net warehouse interest income                 11,954                   13,782
                                                  --------                ---------
Servicing Fees                                      25,130                   19,677
Other                                               14,820                   16,575
                                                  --------                ---------
      Total revenues                              $ 83,543                $ 181,173
                                                  ========                =========

Gain on sales of loans. For the six months ended June 30, 1999, gain on sales of loans decreased to $31.6 million from $131.1 million for the six months ended June 30, 1998, a decrease of 75.9%, due primarily to a decrease in loans sold through securitizations. The total volume of loans produced decreased by 80.9% to approximately $695 million for the six months ended June 30, 1999 from a total volume of approximately $3.6 billion for the six months ended June 30,1998. Originations by the Company's correspondent network decreased 98.1% to approximately $50 million for the six months ended June 30, 1999 from approximately $2.5 billion for the six months ended June 30, 1998, while production from the Company's broker network and direct lending operations decreased by 44.5% to approximately $645 million for the six months ended June 30, 1999 from approximately $1.2 billion for the six months ended June 30, 1998.

The Company sells the loans it purchases or originates through one of two methods: (i) securitization, which involves the private placement or public offering of pass-through mortgage-backed securities, or (ii) whole loan sales, which involve selling blocks of loans to single purchasers. During the six months ended June 30, 1999, based on the Company's lack of liquidity and adverse market conditions, the Company was unable to sell any loans through the securitization market. Mortgage loans delivered to securitization trusts decreased by $3.1 billion, a decrease of 100% to $0 for the six months ended June 30, 1999 from $3.1 billion for the six months ended June 30, 1998. Mortgage loans sold in the whole loan market increased by approximately $575 million, to approximately $950 million for the six months ended June 30, 1999 from approximately $375 million for the six months ended June 30, 1998.

Net Warehouse Interest Income. Net warehouse interest income decreased to $12.0 million for the six months ended June 30, 1999 from $13.8 million for the six months ended June 30, 1998, a decrease of 13.3%. The decrease in the six month period ended June 30, 1999 reflected decreased mortgage loan production and mortgage loans held for sale and increased interest rates related to the Company's warehouse finance facilities.

Servicing Fees. Servicing fees increased to $25.1 million for the six months ended June 30, 1999 from $19.7 million for the six months ended June 30, 1998, an increase of 27.7%. Servicing fees for the six months ended June 30, 1999 were positively affected by an increase in mortgage loans serviced for others over the prior period. The Company increased its average portfolio of mortgage loans serviced for others by approximately $1.4 billion or 23.2% to approximately $7.3 billion for the six months ended June 30, 1999 from approximately $5.9 billion for the six months ended June 30, 1998.

Other. Other revenues, consisting principally of the recognition of the increase or accretion of the discounted value of interest-only and residual certificates over time and prepayment penalties from borrowers who prepay the outstanding balance of their mortgage, decreased by 10.6% to $14.8 million for the six months ended June 30, 1999 from $16.6 million in six months ended June 30, 1998.

EXPENSES

The following table sets forth information regarding components of the Company's expenses for the six months ended June 30, 1999 and 1998:

                                                         For the six months
                                                             Ended June 30,
                                                  -------------------------------
                                                    1999   (in thousands)  1998
                                                  --------               --------

Compensation and benefits                         $ 53,097               $ 61,859
Selling, general and administrative                 49,477                 55,809
Other interest expense                              15,789                 10,173
Interest expense-Greenwich Funds                    15,379                     --
Market valuation adjustment                         62,876                     --
Goodwill impairment charge                          77,446                     --
Other charges                                        5,179                     --
                                                  --------               --------
     Total expenses                               $279,243               $127,841
                                                  ========               ========

Compensation and benefits decreased by $8.8 million or 14.2% to $53.1 million for the six months ended June 30, 1999 from $61.9 million for the six months ended June 30, 1998, principally due to a reduction of personnel to originate mortgage loans and a $3.2 million decrease in executive and management incentive compensation to $0 for the six months ended June 30, 1999 from $3.2 million for the six months ended June 30, 1998. The amount of executive bonuses is directly related to increases in the Company's earnings per share. Although executive bonuses of $3.2 million were accrued in the six months ended June 30, 1998, no executive bonuses were actually paid during 1998 and none are anticipated for 1999.

Selling, general and administrative expenses decreased by $6.3 million or 11.3% to $49.5 million for the six months ended June 30, 1999 from $55.8 million for the six months ended June 30, 1998 principally due to a decrease in underwriting and originating costs as a result of a decrease in the volume of mortgage loan production.

Other interest expense increased by $5.6 million or 55.2% to $15.8 million for the six months ended June 30, 1999 from $10.2 million for the six months ended June 30, 1998 principally as a result of increased interest expense due to increased interest-only and residual borrowings.

Interest expense - Greenwich Funds includes costs associated with a $38 million standby revolving credit facility entered into by Greenwich Funds and the Company on October 15, 1998. Interest expense - Greenwich Funds includes interest charges as well as amortization of a $3.3 million commitment fee, amortization of the value attributable to the Class C exchangeable preferred stock issued, and amortization of value assigned to the beneficial conversion feature associated with the Exchange Option in favor of the Greenwich Funds under the terms of the standby revolving credit facility. Interest expense - Greenwich Funds also includes interest charges and commitment fees related to Note Purchase and Amendment Agreements and on the $95.0 million credit facilities the Greenwich Funds purchased from BankBoston on February 18, 1999. See Note 4 "Warehouse Finance Facilities, Term Debt and Notes Payable" of Notes to Consolidated Financial Statements included herein.

Market valuation adjustment, which represents the realized loss on the Company's interest-only and residual certificates for the six months ended June 30, 1999, increased to $62.9 million for the six months ended June 30, 1999 from $0 for the six months ended June 30, 1998. During the second quarter of 1999, as a result of trends in the Company's serviced loan portfolio and adverse market conditions in the non-conforming mortgage industry, the Company revised the loss assumption used to approximate the timing of losses over the life of the securitized loans so that expected losses from defaults gradually increase from zero in the first six months of the loan to 275 basis points after 30 months, representing estimated aggregate losses over the life of the pool (i.e., historical plus future losses) of 4.3% of original pool balances. During the fourth quarter of 1998, based on emerging trends in the Company's portfolio and adverse market conditions, the Company revised its loss curve assumptions so that expected losses from defaults gradually increased from zero in the first six months of the loan to 175 basis points after 36 months. The Company believes the adverse market conditions affecting the non-conforming mortgage industry may limit the Company's borrowers' ability to refinance existing delinquent mortgage loans serviced by the Company with other non-conforming mortgage lenders that market their products to borrowers that are less credit-worthy. As a result the frequency of default may increase.

Goodwill impairment charge represents the write-down of goodwill resulting from the Company's evaluation of the goodwill associated with the Company's eight operating subsidiaries at June 30, 1999. The events described in Note 6 "Goodwill Impairment" of Notes to Consolidated Financial Statements led the Company to determine that the useful lives assigned to goodwill should be reduced to less than one year, and the resulting evaluation of the goodwill associated with the eight operating subsidiaries resulted in a goodwill impairment charge of $77.4 million for the six months ended June 30, 1999.

Other charges represent the loss on disposal of investments in international operations and closing the Rhode Island branch location. On June 30, 1999, the Company entered into an agreement to sell to one of its joint venture partners its 45% interest in a joint venture (Preferred Mortgages Limited) in the United Kingdom formed to originate and purchase mortgages made to borrowers who may not otherwise qualify for conventional loans for the purpose of securitization and sale. Under the terms of the sale agreement, the Company received $1.5 million in exchange for its interest in the joint venture, including all shares, notes receivable, advances and interest due from the joint venture. The sale resulted in a loss of approximately $2.6 million, which is included in other charges for the six months ended June 30, 1999.

On June 30, 1999, the Company terminated operations at its branch office in Rhode Island, which consisted of the assets of MCC, a mortgage banking company acquired by the Company on January 1, 1996. The carrying amount of the goodwill that arose from the acquisition of MCC was eliminated and the assets to be disposed of were adjusted to their estimated fair value at June 30, 1999. The resulting loss on disposal of the assets of MCC of $2.6 million is included in other charges for the six months ended June 30, 1999.

Income Taxes. The provision for income taxes for the six months ended June 30, 1999 was approximately $4.6 million which differed from the federal tax rate of 35% primarily due to state income taxes, the non-deductibility for tax purposes of a portion of interest expense - Greenwich Funds and the goodwill impairment charge and a full valuation allowance established against the deferred tax asset.

FINANCIAL CONDITION

June 30, 1999 Compared to December 31, 1998

Mortgage loans held for sale, net, at June 30, 1999 were $610.2 million, a decrease of $336.3 million or 35.5% from mortgage loans held for sale of $946.4 million at December 31, 1998. Included in mortgages held for sale, net, at June 30, 1999 and December 31, 1998 were $76.4 million and $84.6 million, respectively, of mortgage loans which were not eligible for securitization due to delinquency and other factors (loans under review). The amount by which cost exceeds market value on loans under review is accounted for as a valuation allowance. The valuation allowances at June 30, 1999 and June 30, 1998 were $21.0 million and $24.0 million, respectively.

Accounts receivable increased $9.6 million or 21.6% to $54.3 million at December 31, 1999 from $44.7 million at June 30, 1998, primarily due to an increase in servicing advances outstanding. As the servicer for the securitization trusts, the Company is required to advance certain principal, interest and escrow amounts to the securitization trust for the delinquent mortgagors and to pay expenses related to foreclosure activities. The Company then collects the amounts from the mortgagors or from the proceeds from liquidation of foreclosed properties. The Company expects the total dollar amount of delinquencies to increase in future periods as the servicing portfolio increases and the securitization pools continue to mature.

Interest-only and residual certificates at June 30, 1999 were $352.5 million, representing a decrease of $116.3 million or 24.8% from interest-only and residual certificates of $468.8 million at December 31, 1998. Mortgage servicing rights decreased $9.9 million or 18.9% to $42.5 million at December 31, 1999 from $52.4 million June 30, 1998. The decrease in mortgage servicing rights consists of amortization of $9.9 million. The decrease in interest-only and residual certificates resulted from the receipt of cash on the interest-only and residual certificates in the six months ended June 30, 1999 and from the Company's revision of the loss curve assumption used to approximate the timing of losses over the life of the securitized loans. See Note 5 "Interest Only and Residual Certificates" of Notes to Consolidated Financial Statements included herein.

Goodwill decreased $81.2 million to $8.5 million at June 30, 1999 from $89.6 million at December 31, 1998 due to a $77.4 million impairment charge related to the Company's eight operating subsidiaries, amortization of goodwill, and elimination of the $1.9 million carrying amount of goodwill associated with the acquisition of MCC. On June 30, 1999 the Company terminated operations at the MCC offices in Rhode Island and began disposing of the related assets. See Note 7 "Other Charges" of Notes to Consolidated Financial Statements included herein.

The events described in Note 6 "Goodwill Impairment" of Notes to Consolidated Financial Statements included herein and the continued decline in financial results of the Company resulted in an evaluation of the goodwill associated with the Company's eight operating subsidiaries for possible impairment at June 30, 1999. The Company reviews the potential impairment of goodwill on a non-discounted cash flow basis to assess recoverability. The cash flows are projected on a pre-tax basis over the estimated useful lives assigned to goodwill. The events described above led the Company to determine that the useful lives assigned to goodwill should be reduced to less than one year. The resulting evaluation of the goodwill associated with the eight operating subsidiaries resulted in a goodwill impairment charge of $77.4 million.

Borrowings under warehouse financing facilities at June 30, 1999 were $633.4 million, a decrease of $351.1 million or 35.7% from borrowings under warehouse financing facilities of $984.6 million at December 31, 1998. This decrease was a result of decreased mortgage loans held for sale, caused by IMC's significant lenders imposing restrictions on IMC's ability to borrow funds to originate mortgage loans. See " -Liquidity and Capital Resources" included herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Note 3 of Notes to the Consolidated Financial Statements "Warehouse Finance Facilities, Term Debt and Notes Payable" included therein.

Term debt and notes payable at June 30, 1999 was $436.7 million, representing an increase of $4.0 million or 0.9% from term debt and notes payable of $432.7 million at December 31, 1998. This increase was primarily a result of additional borrowings from the Greenwich Funds, offset by repayment of certain amounts under term debt from cash flows received from interest-only and residual certificates as provided in the intercreditor agreements. Additional borrowings from the Greenwich Funds included an additional $7.3 million borrowed under a standby revolving credit facility and $26.1 million outstanding at June 30,1999 related to a Note Purchase Agreement. See Note 4 "Warehouse Finance Facilities, Term Debt and Notes Payable" of Notes to Consolidated Financial Statements included herein.

The Company's net deferred tax asset of $0 at June 30, 1999, after valuation allowance, represented no change from a deferred tax asset, after valuation allowance, of $0 at December 31, 1998. The deferred tax asset is primarily due to temporary differences in the recognition of market valuation adjustments, income related to the Company's interest-only and residual certificates for income tax purposes and a full valuation allowance on the deferred tax asset.

Redeemable preferred stock, consisting of Class A ($19.8 million) and Class C ($18.3 million), increased $1.5 million to $38.8 million at June 30, 1999 from $37.3 million at December 31, 1998, due to accretion of the preferred stock discount. In July 1998, the Company sold $50 million of Class A redeemable preferred stock to certain of the Greenwich Funds and Travelers Casualty and Surety Company ("Travelers"). The Class A redeemable preferred stock was convertible into non-registered common stock at $10.44 per share. As described in Note 4 "Preferred Stock" of Notes to the December 31, 1998 Consolidated Financial Statements included in IMC's Annual Report on Form 10-K for the year ended December 31, 1998, the conversion feature was eliminated in October 1998. The elimination of the conversion feature resulted in a discount to the Class A redeemable preferred stock of approximately $32 million, which was charged to paid in capital in 1998 and is being accreted to preferred stock until the mandatory redemption dates beginning in 2008.

In October 1998, the Company issued 23,760.758 shares of Class C exchangeable preferred stock to certain of the Greenwich Funds in conjunction with a $33 million credit facility provided by certain of the Greenwich Funds as described in Note 4 "Preferred Stock" of Notes to the December 31, 1998 Consolidated Financial Statements included in IMC's Annual Report on Form 10-K for the year ended December 31, 1998. The preferred stock was recorded at $18.3 million based on an allocation of the proceeds from the $33 million credit facility.

Stockholders' equity as of June 30, 1999 was $9.1 million, a decrease of $201.5 million over stockholders' equity of $210.6 million at December 31, 1998. Stockholders equity decreased for the six months ended June 30, 1999 primarily as a result of a net loss of $200.3 million.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1999, the Company used its cash flow from the sale of loans through whole loan sales, loan origination fees, processing fees, net interest income, servicing fees and borrowings under its warehouse and term debt facilities to meet its working capital needs. The Company's cash requirements during the six months ended June 30, 1999 included the funding of loan purchases and originations, payment of principal and interest costs on borrowings, operating expenses, and capital expenditures.

The Company has an ongoing need for substantial amounts of capital. Adequate credit facilities and other sources of funding are essential to the continuation of the Company's ability to purchase and originate loans. The Company typically has operated, and expects to continue to operate, on a negative operating cash flow basis. During the six months ended June 30, 1999, the Company received cash flows from operating activities of $353.6 million, an increase of $595.8 million, or 246.0%, from cash flows used in operating activities of $242.2 million during the six months ended June 30, 1998. During the six months ended June 30, 1999, cash flows used by the Company in financing activities were $352.7 million, a decrease of $582.8 million or 253.2% from cash flows received from financing activities of $230.2 million during the six months ended June 30, 1998. The cash flows received from operating activities relate primarily to the sale of mortgage loans held for sale and cash flows used in financing activities related primarily to the repayment of warehouse finance facilities borrowings.

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

During the year ended December 31, 1998, equity, debt and asset-backed markets were extremely volatile, effectively denying the Company access to publicly traded debt and equity markets to fund cash needs. Additionally, the spread over treasury securities demanded by investors to acquire newly issued asset-backed securities widened, resulting in less profitable gain on sales of loans sold through securitization. The Company has responded by reducing the premium the Company pays to correspondents and brokers to acquire loans, but the reduction of premiums in the future may not offset the wider spreads demanded by investors. Investors may not continue to invest in the Company's asset-backed securities at all.

As a result of these adverse market conditions, among other things, in October 1998 the Company entered into intercreditor arrangements with Paine Webber Real Estate Securities, Inc. (Paine Webber), Bear Stearns Home Equity Trust 1996-1 (Bear Stearns) and Aspen Funding Corp. and German American Capital Corporation, subsidiaries of Deutsche Bank of North America Holding Corp. (DMG) (collectively, the "Significant Lenders"), which held $3.25 billion of the Company's available warehouse lines and approximately $263 million of the Company's interest-only and residual financing at June 30, 1999. The intercreditor arrangements provided for the Significant Lenders to "standstill" and keep outstanding balances under their facilities in place, subject to certain conditions, for up to 90 days (which expired mid-January 1999) to allow the Company to explore its financial alternatives. The intercreditor agreements also provided, subject to certain conditions, that the lenders would not issue any margin calls requesting additional collateral be delivered to the lenders. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Note 3 of Notes to the Consolidated Financial Statements "Warehouse Finance Facilities, Term Debt and Notes Payable" included therein.

In mid-January 1999, the original intercreditor agreements expired; however, on February 19, 1999, concurrent with the execution of the Acquisition Agreement described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and Note 17 of Notes to Consolidated Financial Statements "Significant Events and Events Subsequent to December 31, 1998" included therein, the Company entered into amended and restated intercreditor agreements with the Significant Lenders. Under the amended and restated intercreditor agreements, the Significant Lenders agreed to keep their respective facilities in place through the closing under the Acquisition Agreement if the closing occurred within five months, and for twelve months thereafter, subject to earlier termination in certain events. The intercreditor agreements require the Company to make various amortization payments on the underlying debt. Failure to make the required payments would permit the Significant Lenders to terminate the standstill period under the intercreditor agreements and to exercise remedies.

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

At June 30, 1999, the Company had a $1.25 billion uncommitted warehouse and residual financing facility with Paine Webber. This Warehouse facility bears interest rates at rates ranging from LIBOR plus 0.65% to LIBOR plus 0.90%. Approximately $66.1 million was outstanding under this warehouse facility as of June 30, 1999. The Company had informally requested that Paine Webber permit funding of an additional $200 million under its warehouse facilities, but has been notified that Paine Webber does not intend to make any additional advances at this time.

At June 30, 1999, the Company also had a $1.0 billion uncommitted warehouse facility with Bear Stearns. This facility bears interest at LIBOR plus 0.75%. Approximately $333.9 million was outstanding under this facility at June 30, 1999. Bear Stearns has requested that the Company maintain outstanding amounts under this warehouse facility at no more that $500 million.

At June 30, 1999, the Company had a $1.0 billion credit facility with DMG, which includes a $100 million credit facility collateralized by interest-only and residual certificates. Approximately $159.3 million was outstanding under this warehouse financing facility at June 30, 1999. DMG has indicated to the Company that it does not plan to make any additional advances at this time and additional fundings will be on an "as requested" basis. To induce DMG to enter the intercreditor agreement in October 1998, the Company consented to convert DMG's committed warehouse and residual facility to an uncommitted facility. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and Note 3 "Warehouse Finance Facilities, Term Debt and Notes Payable" of Notes to Consolidated Financial Statements included therein.

At June 30, 1999, the Company had a $125 million committed warehouse facility with Residential Funding Corporation ("RFC") which bears interest at LIBOR plus 1.25%. At June 30, 1999, approximately $67.5 million was outstanding under this facility. The RFC credit facility requires the Company to comply with various financial covenants, including, among other things, minimum net worth tests and a minimum pledged servicing portfolio. At June 30, 1999, the Company's net worth, tangible net worth, and pledged servicing portfolio were below the minimum requirements under the convenants of the RFC credit facility. In July 1999, RFC indicated that it will not continue to fund the Company under its committed facility after the facility matures on August 31, 1999. The Company is discussing terms for repayment of the amount that will be outstanding under the RFC credit facility when the facility matures.

Additionally, at June 30, 1999, approximately $6.6 million was outstanding under another warehouse line of credit, which bears interest at LIBOR plus 1.5% and has expired and is not expected to be renewed.

Outstanding borrowings under the Company's warehouse financing facilities are collateralized by mortgage loans held for sale and servicing rights on approximately $210 million of mortgage loans. Upon the sale of these loans, the proceeds are used to repay the borrowings under these lines.

The Company has attempted to enter into arrangements to obtain warehouse facilities from lenders that are not currently providing warehouse financing to IMC, but has not been successful.

As a result of the DMG warehouse facility becoming uncommitted and the adverse market conditions currently being experienced by the Company and other mortgage companies in the industry, the Company's ability to continue to operate is almost entirely dependent upon the Significant Lenders' discretion to provide warehouse funding to the Company. The Significant Lenders may not continue to fund the Company's warehouse requirements.

At June 30, 1999, the Company had borrowed $138.2 million under its residual financing credit facility with Paine Webber. Outstanding borrowings bear interest at LIBOR plus 2.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

Bear, Stearns & Co. Inc. and its affiliates, Bear, Stearns Mortgage Capital Corporation and Bear, Stearns International Limited, provide the Company with a residual financing credit facility which is collateralized by the Company's interest in certain interest-only and residual certificates. At June 30, 1999, $82.0 million was outstanding under this credit facility, which bears interest at 1.75% per annum in excess of LIBOR.

At June 30, 1999, outstanding interest-only and residual financing borrowings under the Company's credit facility with DMG were $41.4 million. Outstanding borrowings bear interest at LIBOR plus 2% and are collateralized by the Company's interest in certain interest-only and residual certificates.

At June 30, 1999, the Company had borrowed $1.9 million under a residual financing credit facility which matured in August 1998, bears interest at 2.0% per annum in excess of LIBOR and is collateralized by the Company's interest in certain interest-only and residual certificates. The Company has informally agreed to allow approximately 1/3 of the cash from the interest-only and residual certificates to be used to reduce the amounts outstanding under this facility on a monthly basis and the Lender has informally agreed to keep the facility in place. There can be no assurance the informal agreement will provide for any further extension of the maturity of this loan agreement.

At June 30, 1999 the Company also had outstanding $5.3 million under a credit facility with a financial institution which bears interest at 10% per annum. That credit facility provides for repayment of principal and interest over 36 months through October 2001.

BankBoston provided the Company with a revolving credit facility which matured in October 1998, bore interest at LIBOR plus 2.75% and provided for borrowings up to $50 million to be used to finance interest-only and residual certificates, or for acquisitions or bridge financing. BankBoston with participation from another financial institution also provided the Company with a $45 million working capital facility, which bore interest at LIBOR plus 2.75% and matured in October 1998. After maturity, the interest rates on these facilities increased to prime plus 2% per annum. The Company was unable to repay these credit facilities when they matured and in October 1998, the Company entered into a forbearance and intercreditor agreement with BankBoston with respect to these credit facilities. The forbearance and intercreditor agreement provided that the bank would take no collection action, subject to certain conditions, for up to 90 days (which expired mid-January 1999) in order for the Company to explore its financial alternatives.

In mid-January 1999, the forbearance and intercreditor agreement with BankBoston expired. On February 19, 1999, $87.5 million was outstanding under these credit facilities. On February 19, 1999, the Greenwich Funds purchased, at a discount, from BankBoston its interest in the credit facilities and entered into an amended intercreditor agreement relating to these facilities with the Company. Under the amended intercreditor agreement, the Greenwich Funds agreed to keep these facilities in place for a period of twelve months thereafter if the acquisition described in the Acquisition Agreement was consummated within five months.

The Company's current warehouse lines generally are subject to one-year terms. The Company's current creditors most likely will not renew their facilities as they expire and the Company may not be able to obtain additional credit lines.

The Company is required to advance monthly delinquent interest as the servicer under the pooling and servicing agreements related to securitizations the Company services. The Company typically makes these advances to the securitizations on or about the 18th of each month and such advances are typically repaid by the securitizations over a 30 day period. In this respect, on April 19, 1999, the Company borrowed $15 million from the Greenwich Funds pursuant to secured promissory notes to fund a portion of delinquent interest advance to the securitizations. These notes bore interest at a rate of 20% per annum. These notes have been repaid in full.

On May 18, 1999, the Company entered into a Note Purchase and Amendment Agreement (the "Note Purchase Agreement") with the Greenwich Funds. Borrowings under the Note Purchase Agreement bear interest at 20% per annum. On May 18, 1999, the Greenwich Funds loaned the Company an aggregate of $33.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company paid the Greenwich Funds a $1.2 million commitment fee. The $33.0 million borrowed under the Note Purchase Agreement on May 18, 1999 was repaid in full.

On June 18, 1999, the Greenwich Funds loaned the Company an aggregate of $35.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company agreed to pay Greenwich Funds a $1.0 million commitment fee. At June 30,1999, $26.1 million was outstanding under the Note Purchase Agreement, which was repaid in full by July 16, 1999.

On July 16, 1999, the Company borrowed $45.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company agreed to pay the Greenwich Funds a $1.25 million commitment fee. The $45.0 million borrowed under the Note Purchase Agreement was repaid in full by August 18, 1999.

On August 18, 1999, the Company borrowed $45.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans the Company agreed to pay the Greenwich Funds a $1.25 million commitment fee.

The Greenwich Funds have provided the Company with funds to enable the Company to make the required delinquent interest advance to the securitizations each month, but has been unwilling to commit to make these funds available for more than 30 days at a time. If the delinquent interest advances are not made by the servicer each month pursuant to the pooling and servicing agreements, the Company's contractual rights to service the mortgage loans in the securitization could be terminated. The Company is dependent upon the Greenwich Funds to continue to fund the Company monthly and allow the Company to make required delinquent interest advances to the securitizations. There can be no assurance the Greenwich Funds will continue to make funds available to permit the Company to make future delinquent interest advances and there can be no assurance the contractual rights to service the mortgage loans will not be terminated.

On July 14, 1998, Travelers and certain of the Greenwich Funds (together, the "Purchasers") purchased $50 million of the Company's Class A preferred stock. The Class A preferred stock was convertible into common stock at $10.44 per share. The Class A preferred stock bears no dividend and is redeemable by the Company over a three-year period commencing in July 2008. As part of the preferred stock purchase agreement, the Company agreed to use its best efforts to cause two persons designated by the Purchasers to be elected to the Company's board of directors. The Purchasers were also granted an option to purchase, within the next three years, an additional $30 million of Series B redeemable preferred stock at par. The Class B preferred stock was convertible into common stock at $22.50 per share. In October 1998, the terms of the $50 million Class A preferred stock and the terms of the Class B preferred stock were amended to eliminate the right to convert into common stock. See Note 4 "Preferred Stock" of Notes to the December 31, 1998 Consolidated Financial Statements included in IMC's Annual Report on Form 10-K for the year ended December 31, 1998.

On October 15, 1998 the Company entered into an agreement for a $33 million standby revolving credit facility with certain of the Greenwich Funds. The facility was available to provide working capital for a period of up to 90 days, or until mid-January 1999. The terms of the standby revolving credit facility resulted in substantial dilution of existing common stockholders' equity equal to a minimum of 40%, up to a maximum of 90%, on a diluted basis, depending on (among other things) when, or whether, a change of control transaction occurs. In mid-January 1999, the $33 million standby revolving credit facility matured. On February 16, 1999, the Greenwich Funds made additional loans totaling $5 million available under the facility. On February 19, 1999, the Company and the Greenwich Funds entered into an amended and restated intercreditor agreement, whereby the Greenwich Funds agreed to keep the facility in place for a period through the closing under the Acquisition Agreement if the closing occurred within a five month period and for twelve months thereafter, subject to earlier termination in certain events as provided in the amended and restated intercreditor agreement. At June 30, 1999, $38.0 million was outstanding under this facility.

On February 19, 1999, the Company entered into a merger agreement with the Greenwich Funds which was terminated and recast as an acquisition agreement on March 31, 1999. Under the Acquisition Agreement, the Company agreed to issue common stock to the Greenwich Funds representing approximately 93.5% of the outstanding common stock after each issuance, leaving the existing common shareholders of the Company with 6.5% of the common stock outstanding. Upon the closing, certain of the Greenwich Funds would surrender all of the outstanding Class C exchangeable preferred stock for cancellation and enter into an amendment and restatement of their existing loan agreement with IMC, pursuant to which the Greenwich Funds would make available to IMC an additional $35 million in working capital loans.

On July 14, 1999, the Company entered into an Agreement to sell certain assets to CitiFinancial Mortgage for $100 million. The Agreement, which is subject to a number of conditions, was approved by the Company's Board of Directors on July 30, 1999 and, as a result, the Acquisition Agreement with the Greenwich Funds terminated. Consequently, the Greenwich Funds will not be obligated to provide an additional $35 million of loans to the Company. See Note 9 "Events Subsequent to June 30, 1999" of Notes to Consolidated Financial Statements included herein.

The proceeds from the sale are anticipated to be used to repay certain indebtedness secured by certain assets of the Company. No payment is expected to be made to the Company's common shareholders as a result of this transaction, nor are any payments to common stockholders likely in the future.

Subsequent to June 30, 1999, the amended and restated intercreditor agreements were extended through September 16, 1999, subject to earlier termination in certain events. In the event the Company is not successful in obtaining further extensions of these agreements, the standstill periods thereunder would expire on September 16, 1999 and the lenders would be entitled to seek remedies under their loan agreements with the Company, including actions to realize upon the collateral that secure their loans. In such an event, the Company most likely would be unable to continue its business. See Note 9 "Events Subsequent to June 30, 1999" of Notes to Consolidated Financial Statements included herein.

The Company has substantial capital requirements and it anticipates that it will need to arrange for additional external cash resources or increased credit facilities. There can be no assurance that existing warehouse and interest-only and residual certificate lenders will continue to fund the Company under their uncommitted facilities, that existing credit facilities can be increased, extended or refinanced, or that funds generated from operations will be sufficient to repay the Company's existing debt obligations or meet its operating and capital requirements. To the extent that the Company is not successful in increasing, maintaining or replacing existing credit facilities, the Company would not be able to hold loans pending securitization or whole loan sale and therefore would have to further curtail its loan production activities to attempt to sustain operations. The Company may not be successful in sustaining operations.

RISK MANAGEMENT

The Company purchases and originates mortgage loans and has historically sold them through securitizations or whole loan sales. At the time of securitization of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or "spread", between the interest rate on the loans and interest rate paid to investors (which typically is priced based on the United States Treasury security with a maturity corresponding to the anticipated life of the loans). Historically, when interest rates rise between the time the Company originates or purchases the loans and the time the loans are priced at securitization, the spread narrows, resulting in a loss in value of the loans. To protect against such losses, in quarters ended prior to October 1998, the Company hedged a portion of the value of the loans through the short sale of United States Treasury securities. Prior to hedging, the Company performed an analysis of its loans taking into account, among other things, interest rates and maturities to determine the amount, type, duration and proportion of each United States Treasury security to sell short so that the risk to value of the loans would be effectively hedged. The Company executed the sale of the United States Treasury securities with large, reputable securities firms and used the proceeds received to acquire United States Treasury securities under repurchase agreements. These securities were designated as hedges in the Company's records and were closed out when the loans were sold.

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

The Company uses a discount rate of 16% to present value the difference (spread) between (i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a servicing fee. Based on market volatility in the asset-backed markets and the widening of the spreads recently demanded by asset-backed investors to acquire newly issued asset-backed securities, there can be no assurance that discount rates utilized by the Company to present value the spread described above will not change in the future, particularly if the spreads demanded by asset-backed investors to acquire newly issued asset-backed securities continues to increase. An increase in the discount rates used to present value the spread described above of plus 1%, 3% or 5% would result in a corresponding decrease in the value of the interest-only and residual certificates at June 30, 1999 of approximately 2%, 6% and 9%, respectively. A decrease in the discount rates used to present value the spread described above of minus 1%, 3% or 5% would result in an increase in the value of the interest-only and residual certificates at June 30, 1999 of approximately 2%, 7% and 12%, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS 133, as amended, is effective for fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative was designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company hedges changes in the fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The ineffective portion of hedges will be recognized in current-period earnings.

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

During 1998, the Company initiated communications with third parties whose computer systems' functionality could impact the Company. These communications included a questionnaire requesting specific information from third parties with respect to their systems and services related to Y2K compliance. The responses received ranged from point-by-point responses to the Company's questionnaire, to global response statements estimating compliance target dates, to direct compliance letters. The Company received a 100% response rate in one or more of these forms. All of the Company's material third-party vendors that are not currently compliant have estimated compliance target dates from the end of the second quarter of 1999 to the end of the third quarter of 1999. Based on these responses, the Company believes that the material third-party vendors will be Y2K compliant, although there can be no assurance that this will be the case.

The costs of the Company's Y2K compliance efforts are being funded with cash flows from operations. In total, these costs are not expected to be substantially different from the normal, recurring costs that are incurred for systems development, implementation and maintenance. As a result, these costs are not expected to have a material adverse effect on the Company's financial position, results of operations or cashflows. To date, the Company has spent approximately $250,000 on Y2K compliance and anticipates that Y2K expenses through December 31, 1999 will be less than $1.0 million.

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

The foregoing assessment of the impact of the Y2K problem on the Company is based on management's best estimates at the present time and could change substantially. The assessment is based upon numerous assumptions as to future events. There can be no guarantee that these estimates will prove accurate, and the actual results could differ from those estimated if these assumptions prove inaccurate. The disclosure in this Section, "Year 2000", contains forward-looking statements, which involve risks and uncertainties. Reference is made to the first paragraph of Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

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

              On December 23, 1998, seven former shareholders of Corewest sued IMC in Superior Court of the State of California for the County of Los Angeles claiming IMC agreed to pay them $23.8 million in cancellation of the contingent "earn out" payment, if any, payable by IMC in connection with IMC's purchase of all the outstanding shares of Corewest. In August 1999, five of the former shareholders of Corewest, representing approximately 80% of the interests of all former shareholders, settled their employment agreement claims and agreed to dismiss their claims under that lawsuit and signed mutual, general and irrevocable releases for approximately $1.4 million. The case is in the early stages of pleading; however, based on consultation with legal counsel, the Company's management believes there is no merit in the plaintiffs' claims and intends to defend against such action vigorously.

              On June 17, 1999, the former shareholders of Central Money Mortgage Co., Inc. ("Central Money Mortgage") sued the Company and its general counsel in U.S. District Court for the State of Maryland claiming failure to perform on certain oral and written representations made in relation to the Company's acquisition of the assets of Central Money Mortgage. The case is in the preliminary stages of discovery; however, based on consultation with legal counsel the Company's management believes there is no merit in the plaintiffs' claims and intends to defend such action vigorously.

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities -

              At June 30, 1999, the Company was not in compliance with certain financial covenants related to its credit facilities with Paine Webber Real Estate Securities, Inc., Bear Stearns Home Equity Trust 1996-1, and Aspen Funding Corp. and German American Capital Corporation, subsidiaries of Deutsche Bank of North America Holding Corp. (collectively, the "Significant Lenders"). As described in Note 4 "Warehouse Finance Facilities, Term Debt and Notes Payable" to the Consolidated Financial Statements included herein, the Company entered into intercreditor agreements with the Significant Lenders which provide for the Significant Lenders to "stand-still" and keep outstanding balances under their facilities in place, subject to certain conditions, until September 16, 1999.

              At June 30, 1999, the Company had a $125 million committed warehouse facility with Residential Funding Corporation ("RFC") which bears interest at LIBOR plus 1.25%. At June 30, 1999, approximately $67.5 million was outstanding under this facility. The RFC credit facility requires the Company to comply with various financial covenants, including, among other things, minimum net worth tests and a minimum pledged servicing portfolio. At June 30, 1999, the Company's net worth, tangible net worth and pledged servicing portfolio were below the minimum requirements under the covenants of the RFC credit facility. In July 1999, RFC indicated that it will not continue to fund the Company under its committed facility after the facility matures on August 31, 1999.

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K -

              A.      Exhibits

                      27 - Financial Data Schedule  (for SEC use only)

                      99 - Report of Independent Certified Public Accountants

              B.      Reports on Form 8-K

              On July 22, 1999, the Company filed a Current Report on Form 8-K to report that the Company had entered into an Asset Purchase Agreement with CitiFinancial Mortgage Company.

              On May 27, 1999, the Company filed a Current Report on Form 8-K to report that the Company had entered into a Note Purchase and Amendment Agreement with the Greenwich Funds.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:       August 23, 1999        IMC MORTGAGE COMPANY



            By:  /s/ Thomas G. Middleton
               ---------------------------------------------------------------
            Thomas G. Middleton, President, Chief Operating Officer, Assistant Secretary and Director



            By:  /s/ Stuart D. Marvin
               --------------------------------------

            Stuart D. Marvin, Chief Financial Officer