Form 10-Q
period 1999-09-30
IMC MORTGAGE CO
filed 1999-11-22
CIK 1012623

                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of each Class:                          Outstanding at November 12, 1999
--------------------------------------        ---------------------------------
Common Stock, par value $.01 per share        34,201,380

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES

                                      INDEX



PART I.     FINANCIAL INFORMATION                                             Page
                                                                              ----
Item 1.     Financial Statements

            Consolidated Balance Sheets as of
               September 30, 1999 and December 31, 1998                         1

            Consolidated Statements of Operations
               for the three months and the nine months ended
               September 30, 1999 and September 30, 1998                        2

            Consolidated Statements of Cash Flows
               for the nine months ended September 30, 1999
               and September 30, 1998                                           3

            Notes to Consolidated Financial Statements                          4

Item 2.     Management's Discussion and Analysis of
               Results of Operations and Financial Condition                   23

Item 3.     Quantitative and Qualitative Disclosure About Market Risk          44

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                  45

Item 2.     Changes in Securities                                              45

Item 3.     Defaults Upon Senior Securities                                    45

Item 4.     Submission of Matters to a Vote of Security Holders                46

Item 5.     Other Information                                                  46

Item 6.     Exhibits and Reports on Form 8-K                                   46

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                          September 30,     December 31,
                           ASSETS                                                             1999              1998
                                                                                          -------------     ------------
                                                                                          (Unaudited)
Cash and cash equivalents                                                                  $    19,208       $    15,454
Accrued interest receivable                                                                      7,022            10,695
Accounts receivable                                                                             64,065            44,661
Mortgage loans held for sale, net                                                              514,573           946,446
Interest-only and residual certificates                                                        314,133           468,841
Property, furniture, fixtures and equipment, net                                                10,156            17,119
Mortgage servicing rights                                                                       38,025            52,388
Income tax receivable                                                                            7,801            12,914
Goodwill                                                                                            --            89,621
Other assets                                                                                    18,604            25,500
                                                                                           -----------       -----------
        Total                                                                              $   993,587       $ 1,683,639
                                                                                           ===========       ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
   Warehouse finance facilities                                                            $   568,448       $   984,571
   Term debt                                                                                   398,892           415,331
   Notes payable                                                                                17,031            17,406
   Accounts payable and accrued liabilities                                                     16,083            15,302
   Accrued interest payable                                                                      9,761             3,086
                                                                                           -----------       -----------
      Total liabilities                                                                      1,010,215         1,435,696
                                                                                           -----------       -----------

   Commitments and contingencies (Note 8)

Redeemable preferred stock (redeemable at
    maturity at $100 per share and, under certain
    circumstances, upon a change in control)                                                    39,544            37,333
                                                                                           -----------       -----------
Stockholders' equity (deficit):
   Common stock, par value $.01 per share; 50,000,000
       authorized; and 34,201,380 and 34,139,790 shares
       issued and outstanding                                                                      342               341
   Additional paid-in capital                                                                  251,928           251,633
   Accumulated deficit                                                                        (308,442)          (41,364)
                                                                                           -----------       -----------
         Total stockholders' equity (deficit)                                                  (56,172)          210,610
                                                                                           -----------       -----------
Total                                                                                      $   993,587       $ 1,683,639
                                                                                           ===========       ===========

           See accompanying Notes to Consolidated Financial Statements

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)


                                                         For the Three Months                   For the Nine Months
                                                          Ended September 30,                    Ended September 30,
                                                    -------------------------------       -------------------------------

                                                        1999               1998               1999               1998
                                                        ----               ----               ----               ----
Revenues:
   Gain on sales of loans                           $      5,738       $     53,604       $     37,377       $    184,743
                                                    ------------       ------------       ------------       ------------

   Warehouse interest income                              13,361             47,005             48,526            127,225
   Warehouse interest expense                             (9,280)           (34,584)           (32,491)          (101,021)
                                                    ------------       ------------       ------------       ------------
       Net warehouse interest income                       4,081             12,421             16,035             26,204
                                                    ------------       ------------       ------------       ------------

   Servicing fees                                         11,448             13,916             36,578             33,593
   Other                                                   5,590              3,892             20,410             20,467
                                                    ------------       ------------       ------------       ------------
     Total servicing fees and other                       17,038             17,808             56,988             54,060
                                                    ------------       ------------       ------------       ------------

     Total revenues                                       26,857             83,833            110,400            265,007
                                                    ------------       ------------       ------------       ------------

Expenses:
   Compensation and benefits                              18,061             29,677             71,158             91,537
   Selling, general and administrative                    28,228             28,384             77,705             84,193
   Other interest expense                                  7,713              7,137             23,502             17,309
   Interest expense-Greenwich Funds (Note 5)               9,105                 --             24,484                 --
   Market valuation adjustment (Note 6)                   11,521                 --             74,397                 --
   Goodwill impairment charge (Note 7)                     7,981                 --             85,427                 --
   Other charges (Note 7)                                  7,996                 --             13,175
   Hedge loss                                                 --             14,953                 --             14,953
                                                    ------------       ------------       ------------       ------------
     Total expenses                                       90,605             80,151            369,848            207,992
                                                    ------------       ------------       ------------       ------------
   Income (loss) before provision for
      income taxes                                       (63,748)             3,682           (259,448)            57,015
   Provision for income taxes                                772              1,500              5,419             23,400
                                                    ------------       ------------       ------------       ------------
   Net income (loss)                                $    (64,520)      $      2,182       $   (264,867)      $     33,615
                                                    ============       ============       ============       ============
Net income (loss) per common share:
     Basic                                          $      (1.91)      $       0.07       $      (7.81)      $       1.09
                                                    ============       ============       ============       ============
     Diluted                                        $      (1.91)      $       0.06       $      (7.81)      $       0.93
                                                    ============       ============       ============       ============

Weighted average number of shares outstanding:
     Basic                                            34,201,380         31,518,348         34,208,085         30,792,266
     Diluted                                          34,201,380         39,076,250         34,208,085         36,057,131

           See Accompanying Notes to Consolidated Financial Statements

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)






                                                                              For the Nine Months
                                                                              Ended September 30,
                                                                          --------------------------
                                                                             1999            1998
                                                                          ---------       ---------
Cash flows from operating activities:
  Net income (loss)                                                       $(264,867)      $  33,615
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
   Goodwill impairment charge                                                85,427              --
   Interest expense - Greenwich Funds                                         5,500              --
   Depreciation and amortization                                             19,931          18,386
   Deferred taxes                                                                --          20,667
   Mortgage servicing rights                                                     --         (36,561)
   Net loss on joint venture                                                    117           1,971
   Net loss on sale of joint venture                                          2,592              --
   Net loss on disposal of Rhode Island branch                                2,587              --
   Net loss on disposal of subsidiaries                                       8,309              --
   Net change in operating assets and liabilities:
     Decrease in mortgages loans held for sale, net                         431,873          73,694
     Increase in securities purchased under agreements
        to resell and securities sold but not yet purchased                      --          (2,738)
    Decrease in accrued interest receivable                                   3,437           6,988
    Decrease (increase) in interest-only and residual certificates          154,708        (305,158)
    Decrease (increase) in other assets                                       1,064          (1,538)
    Increase in accounts receivable                                         (18,472)        (13,075)
    Decrease in income tax receivable                                         5,113              --
    Increase in accrued interest payable                                      6,675           3,316
    Decrease in accounts payable and accrued liabilities                        504          13,701
                                                                          ---------       ---------
         Net cash provided by (used in) operating activities                444,498        (186,732)
                                                                          ---------       ---------

Investing activities:
   Investment in joint venture                                                 (638)         (3,016)
   Purchase of property, furniture, fixtures, and equipment                  (1,835)         (5,228)
   Other                                                                        166            (683)
                                                                          ---------       ---------
   Net cash used in investing activities                                     (2,307)         (8,927)
                                                                          ---------       ---------

Financing activities:
  Issuance of common stock                                                       --              12
  Issuance of preferred stock                                                    --          49,082
  Net decrease in warehouse finance facilities                             (416,123)       (129,180)
  Term debt and notes payable borrowings                                    214,340         375,312
  Term debt and notes payable repayments                                   (236,654)       (112,949)
                                                                          ---------       ---------
  Net cash provided by (used in) financing activities                      (438,437)        182,277
                                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents                          3,754         (13,382)
Cash and cash equivalents, beginning of period                               15,454          26,750
                                                                          ---------       ---------
Cash and cash equivalents, end of period                                  $  19,208       $  13,368
                                                                          =========       =========

Supplemental disclosure cash flow information:
       Cash paid during the period for interest                           $  68,302       $ 115,015
                                                                          =========       =========
       Cash paid during the period for taxes                              $     404       $     293
                                                                          =========       =========

           See accompanying Notes to Consolidated Financial Statements

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)



1.     ORGANIZATION AND BASIS OF PRESENTATION:

       IMC Mortgage Company and its wholly-owned subsidiaries (the "Company" or "IMC") through November 15, 1999 purchased and originated mortgage loans made to borrowers who may not otherwise qualify for conventional loans for the purpose of securitization and sale (see Note 9, "Events Subsequent to September 30, 1999"). The Company typically securitized these mortgages into the form of a Real Estate Mortgage Investment Conduit ("REMIC") or an owner trust. The mortgages are sold on a servicing retained (whereby the Company keeps the contractual right to service the mortgage) or a servicing released basis.

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

2. SALE OF CERTAIN ASSETS TO CITIFINANCIAL MORTGAGE AND TERMINATION OF STOCK PURCHASE AGREEMENT WITH THE GREENWICH FUNDS

       As described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the Company, like several companies in the subprime mortgage industry, has been materially and adversely affected by significant and adverse conditions in the equity, debt and asset-backed capital markets. IMC's ability to access equity, debt and asset-backed capital markets has become severely restricted. These market conditions resulted in several other companies in the subprime mortgage industry filing for bankruptcy protection, such as Southern Pacific Funding (October 1, 1998), Wilshire Financial

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


       Services Group, Inc. (March 3, 1999), MCA Financial Corp. (February 11,
       1999), United Companies (March 2, 1999), and certain subsidiaries of First Plus Financial (March 6, 1999).

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

       On February 19, 1999, the Company entered into a merger agreement with the Greenwich Funds. On March 31, 1999, the merger agreement was terminated and recast as an acquisition agreement (the "Acquisition Agreement") with the Greenwich Funds on

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

       substantially the same economic terms. The Company's execution and delivery of the merger agreement and the Acquisition Agreement were unanimously approved by the Board of Directors of the Company, acting on the unanimous recommendation of a special committee of the Board consisting solely of disinterested directors. Under the Acquisition Agreement, the Company agreed to issue common stock to the Greenwich Funds representing approximately 93.5% of the outstanding common stock following such issuance. In return for such common stock issuance, the Greenwich Funds agreed to surrender their Class C exchangeable preferred stock and amend the loan agreement to (i) provide for an additional $35 million of working capital loans to the Company, (ii) forego the Exchange Option, (iii) reduce the takeout premium payable in certain events from 200% of the average principal amount outstanding from October 1998 to the prepayment date, to 10% of the average principal amount outstanding from the closing of the acquisition to the prepayment date, and (iv) extend the maturity of the loans thereunder until the third anniversary of the acquisition. The Company also entered into amended intercreditor agreements with certain of its creditors in February 1999 which provided an additional standstill period through the consummation of the transaction with the Greenwich Funds and for 12 months thereafter, provided the acquisition occurred within five months, and subject to earlier termination in certain events as provided in the intercreditor agreements.

       On July 14, 1999, the Company entered into an Agreement (the "Agreement") to sell certain assets to CitiFinancial Mortgage Company ("CitiFinancial Mortgage"), an indirectly wholly-owned subsidiary of Citigroup Inc. The Agreement was approved by the Company's Board of Directors on July 30, 1999 and, as a result, the Acquisition Agreement with the Greenwich Funds terminated. Consequently, the Greenwich Funds is not obligated to provide an additional $35 million of loans to the Company.

       As discussed in Note 9 "Events Subsequent to September 30, 1999", on November 12, 1999, the shareholders of the Company approved the Agreement with CitiFinancial Mortgage. Simultaneously, the Company, the Significant Lenders and the Greenwich Funds entered into second amended and restated intercreditor agreements. Under these agreements, the Lenders agreed to keep their respective facilities in place so long as the obligations owed to those lenders are repaid according to an agreed-upon plan, as described in the agreements.

       On November 15, 1999 the Company received $96 million from CitiFinancial Mortgage for the sale of its mortgage servicing rights related to mortgage loans which have been securitized, real property consisting of the Company's Tampa, Florida headquarters building and the Company's leased facilities at its Ft. Washington, Pennsylvania, Cherry Hill, New Jersey and Cincinnati, Ohio office locations. Additionally, all furniture, fixtures and equipment and other personal property located at the premises described above were included in the purchase. Substantially all of the employees at the locations referred to

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

      above were offered employment by CitiFinancial Mortgage. Under the terms of the Agreement, the Company will receive an additional $4 million of sales proceeds over the next two years from CitiFinancial Mortgage for this sale if certain conditions are met.

      In addition to the purchase price of $100 million, CitiFinancial Mortgage reimbursed the Company for servicing advances made by the Company in its capacity as servicer. As servicer of these loans, the Company was required to advance certain interest and escrow amounts to the securitization trusts for delinquent mortgagors and to pay expenses related to foreclosure activities. The Company then collected the amounts from the mortgagors or from the proceeds from liquidation of foreclosed properties. The servicing advances at September 30, 1999 consisting of $34.8 million made to pay escrow and foreclosure servicing advances and $24.1 million made for delinquent interest servicing advances were recorded as accounts receivable on the Company financial statements. The amounts owed to the Company for reimbursement of servicing advances made in connection with escrows and foreclosure approximated $42.6 million at November 15, 1999, and amounts owed to the Company for reimbursement of servicing advances made in connection with delinquent loans were $9.8 million at November 15, 1999. The escrow and foreclosure servicing advances, which are typically recovered by the servicer of loans over a period of up to two years, were acquired by CitiFinancial Mortgage at a discount of 10.45%. The delinquent interest servicing advances, which are typically repaid to the servicer of loans monthly, were acquired by CitiFinancial Mortgage at a discount of $3.0 million.

      The proceeds from the sale of assets were used to repay certain indebtedness of approximately $68.3 million secured by certain assets of the Company upon the consummation of the sale of assets to CitiFinancial Mortgage and provide working capital.

      After the sale of assets to CitiFinancial Mortgage and the disposition of its remaining subsidiaries, the Company will essentially have no ongoing operating business, but will continue to own assets consisting primarily of cash, accounts receivable, mortgage loans held for sale, interest-only and residual certificates and other assets that are pledged as collateral for the warehouse finance facilities and term debt. The assets remaining after the sale of assets to CitiFinancial Mortgage will be either held or sold by the Company to attempt to realize the maximum value for these assets and repay its obligations, including the warehouse finance facilities and term debt. If the Company receives sufficient proceeds from these remaining assets to repay its obligations, both secured and unsecured, any remaining proceeds will be used first to redeem the Company's outstanding preferred stock and then to make payments to the Company's common shareholders. The Company does not expect any payment to be made to its common shareholders upon the consummation of the sale of assets to CitiFinancial Mortgage, and the Company believes that any payment to its shareholders in the future is unlikely but will ultimately depend upon the proceeds received from the assets remaining after consummation of the CitiFinancial Mortgage transaction. If any proceeds remain for the Company's common shareholders, these proceeds would be available only after the repayment of the Company's obligations and the redemption of the Company's preferred stock. The redemption of preferred stock, if made, is not expected for several years. There can be no assurance that the Company will be able to maximize the value of its remaining assets and have adequate proceeds and resources to satisfy its creditors and provide any value to the Company's common shareholders or that the Company will not seek bankruptcy protection in the future.

3.    RECENT ACCOUNTING PRONOUNCEMENTS:

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

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

       firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The ineffective portion of hedges will be recognized in current-period earnings.

       SFAS 133 precludes designation of a nonderivative financial instrument as a hedge of an asset or liability. The Company, prior to September 30, 1998 hedged its interest rate risk on loan purchases by selling short United States Treasury Securities which match the duration of the fixed rate mortgage loans held for sale and borrowing the securities under agreements to resell. Prior to September 30, 1998 the unrealized gain or loss resulting from the change in fair value of these instruments was deferred and recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans. SFAS 133 requires the gain or loss on these nonderivative financial instruments to be recognized in earnings in the period of changes in fair value without a corresponding adjustment of the carrying amount of mortgage loans held for sale. While the Company has no present plans to engage in hedging activities, management anticipates that if the Company uses derivative financial instruments to hedge the Company's interest rate risk on future loan purchases the Company will use derivative financial instruments which qualify for hedge accounting under the provisions of SFAS 133.

       The actual effect that implementation of SFAS 133 will have on the Company's statements will depend on various factors determined at the period of adoption, including whether the Company is hedging its interest rate risk on loan purchases, the type of financial instrument used to hedge the Company's interest rate risk on loan purchases, whether such instruments qualify for hedge accounting treatment, the effectiveness of the hedging instrument, the amount of mortgage loans held for sale which the Company intends to hedge, and the level of interest rates. Accordingly, the Company can not determine at the present time the impact that adoption of SFAS 133 will have on its statements of operations or balance sheets.

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

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

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

       Amounts used in the determination of basic and diluted earnings per share are shown in the table below:



                                                             For the Three Months Ended           For the Nine Months Ended
                                                                     September 30,                       September 30,
                                                                 1999              1998              1999               1998
                                                            ------------       -----------      ------------       ------------

                                                                                   (in thousands, except share data)

       Net income (loss) .............................      $    (64,520)      $     2,182      $   (264,867)      $     33,615
       Less accretion of preferred stocks ............              (737)               --            (2,211)                --
                                                            ------------       -----------      ------------       ------------
       Income (loss) available to common stockholders-
              basic ..................................      $    (65,257)      $     2,182      $   (267,078)      $     33,615
                                                            ============       ===========      ============       ============
       Weighted average common shares outstanding ....        34,201,380        31,518,348        34,208,085         30,792,266
       Adjustments for dilutive securities:
             Stock warrants ..........................                --         1,479,130                --          1,930,547
             Stock options ...........................                --         1,114,813                --          1,073,830
             Redeemable preferred stock ..............                           4,060,470                --          1,368,363
             Contingent shares .......................                --           903,489                --            892,125
                                                            ------------       -----------      ------------       ------------
       Diluted common shares .........................        34,201,380        39,076,250        34,208,085         36,057,131
                                                            ============       ===========      ============       ============



       For the three and nine months ended September 30, 1999, there were no adjustments for stock warrants, stock options and contingent shares in computing the diluted weighted average number of shares outstanding as their effect was antidilutive.

5.     WAREHOUSE FINANCE FACILITIES, TERM DEBT AND NOTES PAYABLE:

       WAREHOUSE FINANCE FACILITIES

       In October 1998, as a result of volatility in equity, debt and asset-backed markets, among other things, the Company entered into intercreditor agreements with Paine Webber Real Estate Securities, Inc. ("Paine Webber"), Bear Stearns Home Equity Trust 1996-1 ("Bear

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

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

        In mid-January 1999, the intercreditor agreements expired; however, on February 19, 1999, concurrent with the execution of the Acquisition Agreement discussed in Note 1 "Organization and Basis of Presentation" (see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and Note 17 of Notes to Consolidated Financial Statements "Significant Events and Events Subsequent to December 31, 1998" included therein), the Company entered into amended and restated intercreditor agreements with the Significant Lenders. Under the amended and restated intercreditor agreements, the Significant Lenders agreed to keep their respective facilities in place until the closing of the acquisition and for 12 months thereafter provided that the closing of the acquisition occurred within five months, subject to earlier termination in certain events. The intercreditor agreements also required the Company to make various amortization payments on the underlying debt.

       The amended and restated intercreditor agreements had been extended through November 16, 1999, subject to earlier termination in certain events. As discussed in Note 9 "Events Subsequent to September 30, 1999," on November 12, 1999 the Company, the Significant Lenders, and the Greenwich Funds entered into second amended and restated intercreditor agreements. Under those agreements, the lenders agreed to keep their respective facilities in place so long as the obligations owed to these lenders are repaid according to an agreed-upon plan, as described in the agreements.

       None of the three Significant Lenders have formally reduced the amount available under its uncommitted facilities, but each has indicated that it will not make any additional advances under their facilities after November 15, 1999.

       At September 30, 1999, the Company had a $1.25 billion uncommitted credit facility with Paine Webber. Outstanding warehouse borrowings, which bear interest at rates ranging from LIBOR (5.4% at September 30, 1999) plus 0.75% to LIBOR plus 2.00%, were approximately $55.4 million under this facility at September 30, 1999. The Company prior

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

       to November 15, 1999 had informally requested that Paine Webber permit funding of an additional $200 million under its warehouse facilities, but was notified that Paine Webber did not intend to make any additional advances.

       At September 30, 1999, the Company had a $1.0 billion uncommitted credit facility with DMG which included a $100.0 million credit facility collateralized by interest-only and residual certificates. At September 30, 1999, approximately $129.9 million was outstanding for warehousing of mortgage loans under this facility. DMG, prior to November 15, 1999, had indicated to the Company that it did not intend to make any additional advances and any funding will be on an "as-requested" basis.

       At September 30, 1999, the Company had a $1.0 billion uncommitted warehouse facility with Bear Stearns. This facility bears interest at LIBOR plus 0.75%. At September 30, 1999, approximately $348.3 million was outstanding under this facility. Bear Stearns, prior to November 15, 1999, had requested that the Company maintain outstanding amounts under this warehouse facility at no more than $500 million.

       At September 30, 1999, the Company had an expired warehouse facility with Residential Funding Corporation ("RFC") which bears interest at LIBOR plus 1.25%. At September 30, 1999, approximately $29.9 million was outstanding under this facility, which expired on August 31, 1999. The RFC credit facility requires the Company to comply with various financial covenants, including, among other things, minimum net worth tests and a minimum pledged servicing portfolio. At September 30, 1999, the Company's net worth, tangible net worth and pledged servicing portfolio were below the minimum requirements under the covenants of the RFC credit facility. The Company is in the process of selling the loans which collateralize the warehouse facility and repaying the amount outstanding under the RFC credit facility.

       Additionally, at September 30, 1999, approximately $4.9 million was outstanding under another warehouse line of credit, which bears interest at LIBOR plus 1.5% and has expired and is not expected to be renewed.

       Outstanding borrowings under the Company's warehouse financing facilities are collateralized by mortgage loans held for sale and servicing rights on approximately $210 million of mortgage loans. Upon the sale of these loans, proceeds are used to repay the borrowings under these lines.

       The Company prior to November 15, 1999 had attempted to enter into arrangements to obtain warehouse facilities from lenders that were not currently providing warehouse facilities to the Company, but was not successful.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

       TERM DEBT

       At September 30, 1999, outstanding interest-only and residual financing borrowings were $128.3 million under the Company's credit facility with Paine Webber. Outstanding borrowings bear interest at LIBOR plus 2.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

       Bear, Stearns & Co. Inc. and its affiliates, Bear Stearns Mortgage Capital Corporation and Bear, Stearns International Limited, provided the Company with an $100 million credit facility which is collateralized by the Company's interest in certain interest-only and residual certificates. At September 30, 1999, $76.6 million was outstanding under this credit facility, which bears interest at 1.75% per annum in excess of LIBOR.

       At September 30, 1999, outstanding interest-only and residual financing borrowings under the Company's credit facility with DMG were $37.0 million. Outstanding borrowings bear interest at LIBOR plus 2.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

       The interest-only and residual financing facilities described above are subject to the second amended and restated intercreditor agreements described under "Warehouse Finance Facilities" above.

       At September 30,1999, the Company had outstanding $1.8 million under an agreement with Nomura Securities (Bermuda) Ltd. which matured in August 1998, bears interest at 2.0% per annum in excess of LIBOR and is collateralized by the Company's interest in certain interest-only and residual certificates. The cash flow realized by the Company from the interest in certain interest-only and residual certificates collateralizing the $1.8 million borrowed is being used to repay the amounts owed.

       At September 30, 1999, the Company also had outstanding a $4.8 million credit facility with a financial institution which bears interest at 10% per annum. The credit facility provides for repayment of principal and interest over 36 months, through October 2001.

       At September 30, 1999, the Company had outstanding a $5 million credit facility with a financial institution which bears interest at 6% per annum. The credit facility matures in February 2000 and is collateralized by cash and cash equivalents.

       BankBoston provided the Company with a revolving credit facility which matured in October 1998, bore interest at LIBOR plus 2.75% and provided for borrowings up to $50.0 million to be used to finance interest-only and residual certificates or for acquisitions or bridge financing. BankBoston, with participation from another financial institution, also provided the Company with a $45.0 million working capital facility, which bore interest at

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

       LIBOR plus 2.75% and matured in October 1998. After maturity, the interest rate on these facilities increased to prime (8.25% at September 30, 1999) plus 2% per annum.

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

       In mid-January, 1999 the forbearance and intercreditor agreement with BankBoston expired. On February 19, 1999 the Greenwich Funds purchased, at a discount, from BankBoston its interest in the credit facilities and entered into an amended intercreditor agreement with the Company relating to the combined $95.0 million facilities. On February 19, 1999, $87.5 million was outstanding under the combined facilities. At September 30, 1999, $86.0 million was outstanding under the combined facilities.

       As discussed in Note 9 "Events Subsequent to September 30, 1999," on November 12, 1999 the Company's shareholders approved the Agreement with CitiFinancial Mortgage. Simultaneously, the Company, the Significant Lenders and the Greenwich Funds entered into second amended and restated intercreditor agreements. Under those agreements, the lenders agreed to keep their respective facilities in place so long as the obligations owed to these lenders are repaid according to an agreed-upon plan, as described in the agreements.

       On October 15, 1998, the Company entered into an agreement for a $33.0 million standby revolving credit facility with certain of the Greenwich Funds (the "Greenwich Loan Agreement"). The facility was available to provide working capital for a period of up to 90 days and bore interest at 10% per annum. After 90 days, the interest rate on the facility increased to 12% per annum on amounts outstanding after 90 days. The terms of the facility resulted in substantial dilution of existing common stockholders' equity equal to a minimum of 40%, up to a maximum of 90%, on a diluted basis, depending on (among other things) when, or whether the Company entered into a definitive agreement for a transaction which could result in a change of control. In mid-January 1999, the $33.0 million standby revolving credit facility matured. On February 16, 1999, the Greenwich Funds made additional loans totaling $5.0 million available under the facility. On May 18, 1999, the interest rate on the facility was increased to 22% per annum on amounts outstanding after May 18, 1999. At September 30, 1999, $38.0 million was outstanding under the Greenwich Loan Agreement.

       The Company is required to advance monthly delinquent interest as the servicer under the pooling and servicing agreements related to securitizations the Company services. The Company typically makes these advances to the securitizations on or about the 18th of each

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

       month and such advances are typically repaid by the securitizations over a 30-day period.

       In this respect, on April 19, 1999, the Company borrowed $15 million from the Greenwich Funds pursuant to secured promissory notes to fund a portion of delinquent interest advance to the securitizations. These notes bore interest at a rate of 20% per annum. These notes have been repaid in full.

       On May 18, 1999, the Company entered into a Note Purchase and Amendment Agreement (the "Note Purchase Agreement") with the Greenwich Funds to provide the Company access to short-term financing to enable the Company to continue to make the required monthly delinquent interest advances. Borrowings under the Note Purchase Agreement bear interest at 20% per annum. On May 18, 1999, the Greenwich Funds loaned the Company an aggregate of $33.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company paid the Greenwich Funds a $1.2 million commitment fee. The $33.0 million borrowed under the Note Purchase Agreement has been repaid in full.

       On June 18, 1999, the Greenwich Funds loaned the Company an aggregate of $35.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company paid Greenwich Funds a $1.0 million commitment fee. The $35.0 million borrowed under the Note Purchase Agreement has been repaid in full.

       On July 16, 1999, the Company borrowed $45.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company paid the Greenwich Funds a $1.25 million commitment fee. The $45.0 million borrowed under the Note Purchase Agreement has been repaid in full.

       On August 18, 1999, the Company borrowed $45.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company paid the Greenwich Funds a $1.25 million commitment fee. The $45.0 million borrowed under the Note Purchase Agreement has been repaid in full.

       On September 17, 1999, the Company borrowed $45.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for their loans, the Company paid the Greenwich Funds a $1.25 million commitment fee. At September 30, 1999, $21.4 was outstanding under the note purchase agreement. The $45.0 million borrowed under the Note Purchase Agreement has been repaid in full.

       On October 18, 1999, the Company borrowed $60.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for their loans, the Company paid the Greenwich Funds a $1.50 million

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

      commitment fee. The $60.0 million borrowed under the Note Purchase Agreement has been repaid in full.

      As discussed in Note 9 "Events Subsequent to September 30, 1999," on November 15, 1999, the Company sold its mortgage servicing rights related to the mortgage loans which have been securitized. Accordingly, subsequent to November 15, 1999, the Company will no longer be required to advance monthly delinquent interest as the servicer under the pooling and servicing agreements related to the mortgage loans which have been securitized.

      Interest expense - Greenwich Funds of $9.1 and $24.5 million included in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 1999 consists of interest charges and amortization of commitment fees with respect to the Greenwich Loan Agreement, the Note Purchase Agreement, the $95.0 million credit facilities that the Greenwich Funds purchased from Bank Boston on February 19, 1999, as well as amortization of the value attributable to the Class C preferred stock issued and the additional preferred stock issuable to the Greenwich Funds in exchange for its loan under the terms of the agreement. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and Note 4 of Notes to Consolidated Financial Statements "Redeemable Preferred Stock" included therein).

      The warehouse notes and term debt have requirements that the Company maintain certain debt to equity ratios and certain agreements restrict the Company's ability to pay dividends on common stock. Capital expenditures are limited by certain agreements. At September 30, 1999, the Company was not in compliance with certain financial covenants related to credit facilities with the Significant Lenders.

      As discussed in Note 9 "Events Subsequent to September 30, 1999," on November 12, 1999 the Company's shareholders approved the Agreements with CitiFinancial Mortgage. Simultaneously, the Company, the Significant Lenders and the Greenwich Funds entered into second amended and restated intercreditor agreements. Under those agreements, the lenders agreed to keep their respective facilities in place as the Company repays the obligations owed to these lenders according to an agreed-upon plan.

      NOTES PAYABLE

      At September 30, 1999, $4.1 million was outstanding under a mortgage note payable, which bears interest at 8.16% per annum and expires December 2007. The note is collateralized by the Company's headquarters building. On November 15, 1999, in conjunction with the sale of certain assets to CitiFinancial, CitiFinancial assumed the amount outstanding under the mortgage note payable.

      At September 30, 1999, $12.9 million was outstanding under notes payable to shareholders

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

      related to an acquisition completed in 1997. These notes bear interest at prime plus 2.0% per annum and matured on July 10, 1999. After maturity, the unpaid principal balance accrues interest until paid in full at prime plus 5% per annum. On November 11, 1999, the Company and certain other parties entered into an intercreditor agreement with the shareholders holding such notes. Under that agreement, the holders of those notes agreed to forebear any collection actions so long as the Company repays the obligations owed to these lenders according to an agreed-upon plan and no event of default occurs.

6.    INTEREST-ONLY AND RESIDUAL CERTIFICATES

      Activity in interest-only and residual certificates consisted of the following:


                                                                     For the three months ended       For the nine months ended
                                                                            September 30,                   September 30,
                                                                     --------------------------       -------------------------
                                                                         1999            1998            1999            1998
                                                                      ---------       ---------       ---------       ---------
                                                                           (in thousands)                   (in thousands)
         Beginning balance .....................................      $ 352,544       $ 445,577       $ 468,841       $ 223,306
         Additions .............................................             --         133,022              --         357,142
         Cash receipts .........................................        (26,890)        (50,135)        (80,311)        (51,984)
         Market valuation adjustment ...........................        (11,521)             --         (74,397)             --
                                                                      ---------       ---------       ---------       ---------
         Balance, September 30 .................................      $ 314,133       $ 528,464       $ 314,133       $ 528,464
                                                                      =========       =========       =========       =========

      Market valuation adjustment represents the realized loss on the Company's interest-only and residual certificates. During the second quarter of 1999, as a result of trends in the Company's serviced loan portfolio and adverse market conditions, as described in Note 2 "Sale of Certain Assets and Termination of Stock Purchase Agreement with the Greenwich Funds", the Company revised its loss curve assumption used to approximate the timing of losses over the life of the securitized loans so that expected losses from defaults gradually increase from zero in the first six months of the loan to 275 basis points after 30 months, representing estimated aggregate losses over the life of the pool (i.e., historical plus future losses) of approximately 4.3% of original pool balances. Prior to the second quarter of 1999, the Company expected losses from defaults to gradually increase from zero in the first six months of the loan to 175 basis points after 36 months.

      The Company believes the adverse market conditions affecting the non-conforming mortgage industry may limit the Company's borrowers' ability to refinance existing delinquent loans serviced by IMC with other non-conforming mortgage lenders that traditionally had offered loans to borrowers that are less creditworthy, which IMC believes may increase the frequency of defaults. There can be no assurance that the loss curve assumption presently being used by the Company, based on the adverse market conditions, will prove to be sufficient. The revised loss curve assumption resulted in a decrease to the estimated fair value of the interest-only and residual certificates of approximately $62.9 million for the six months ended June 30, 1999, which is included in the market valuation adjustment of $74.4 million in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 1999.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


      Prior to the fourth quarter of 1998, the Company discounted the present value of projected cash flows retained by the Company at discount rates ranging from 11% to 14.5%. During the fourth quarter of 1998, as a result of adverse market conditions, the Company adjusted to 16% the discount rate used to present value the projected cash flow retained by the Company.

7.    DISPOSAL OF ASSETS:

      Goodwill Impairment and Loss on Disposal of Subsidiaries

      In June 1999, CitiFinancial Mortgage submitted a non-binding letter of intent to the Company to purchase the Company's mortgage loan servicing business and substantially all of its correspondent origination loan business and a portion of its broker originated loan business. The non-binding letter of intent did not include the Company's eight operating subsidiaries, which produced the remaining broker originated loan business as well as direct originations. The Board of Directors met on June 14, July 2 and July 8, 1999 to discuss a transaction with CitiFinancial Mortgage and to consider other alternatives. The Company and CitiFinancial Mortgage negotiated the terms of an agreement until July 14, 1999 when the Company and CitiFinancial Mortgage entered into the Agreement, as described in Note 2, which did not include the Company's eight operating subsidiaries. Thereafter, on July 26, 1999, the Company's Board of Directors approved a formal plan to dispose of the eight subsidiaries. The Company recorded a goodwill impairment charges of $77.4 million during the second quarter of 1999 and $8.0 million during the third quarter of 1999 relating to the formal plan to dispose of the eight operating subsidiaries. Additional charges incurred or accrued relating to, among other things, disposal of assets and costs of disposal are included in other charges in the accompanying Statements of Operations for the three and nine months ended September 30, 1999. The actual amount of the additional charges accrued will depend on the proceeds, if any, from disposal and the costs incurred to dispose of the remaining subsidiaries. At September 30, 1999, the Company had substantially completed the disposal of six of the eight operating activities. All long-lived assets of the remaining subsidiaries are reported at the lower of carrying value or fair value less cost to sell in the accompanying Consolidated Balance Sheet at September 30, 1999.

      The Company reviews the potential impairment of goodwill on a non-discounted cash flow basis to assess recoverability. The cash flows are projected on a pre-tax basis over the estimated useful lives assigned to goodwill. The Board of Directors' approval, on July 26, 1999, of a formal plan to dispose of the eight operating facilities, as described above, led the Company to determine that the useful lives assigned to goodwill should be reduced to less than one year. The resulting evaluation of the goodwill associated with the eight operating subsidiaries resulted in a goodwill impairment charges of $77.4 million during the second quarter of 1999 and $8.0 million during the third quarter of 1999.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)


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

      On June 30, 1999, the Company entered into an agreement to sell its interest in the joint venture to one of its partners. Under the terms of sale agreement, the Company received $1.5 million in exchange for its interest in the joint venture, including all shares, notes receivable, advances and interest due from the joint venture. The sale resulted in a loss of approximately $2.6 million, which is included in other charges in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 1999.

      On August 12, 1999, the Company sold its Canadian subsidiary, IMC Canada LTD, Inc. ("IMC Canada") to a third party. The net proceeds from the disposition approximated the current carrying value of IMC Canada. The financial position and results of operations of IMC Canada were not material in relation to the financial position or results of operations of the Company.

      Loss on Disposal of Assets of Mortgage Central Corp.

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

      On June 30, 1999, the Company terminated its operations at the MCC offices in Rhode Island and began disposing of the related assets. Accordingly, the carrying amount of the goodwill that arose from the acquisition of MCC was eliminated. The loss on disposal of the assets of MCC of $2.6 million is included in other charges in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 1999.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

8.   COMMITMENTS AND CONTINGENCIES

     Certain members of management entered into employment agreements expiring through 2001 which, among other things, provided for aggregate annual compensation of approximately $1.4 million plus bonuses ranging from 5% to 15% of base salary in the relevant year for each one percent by which the increase in net earnings per share of the Company over the prior year exceeds 10%, up to a maximum of 300% of annual compensation. No bonuses under these contracts were paid for the fiscal year 1998 and no bonuses will be paid for the fiscal year 1999. Each employment agreement contained a restrictive covenant, which prohibits the executive from competing with the Company for a period of 18 months after termination, and certain deferred compensation upon a "change of control" as defined in the employment agreements. On July 14, 1999, the Company entered into an Agreement to sell certain assets to CitiFinancial Mortgage. The Agreement was contingent upon CitiFinancial Mortgage entering into future employment arrangements with certain members of management acceptable to CitiFinancial Mortgage.

     Certain members of the Company's Board of Directors and certain members of the Company's senior management had employment agreements with the Company, and the Company's general counsel, a director of the Company, had a retainer agreement with the Company, that permitted each of them, following a change of control, to voluntarily terminate their employment with, or retention by, the Company and become entitled to deferred compensation. The members of senior management who have these agreements and the Company's general counsel entered into mutual, general and irrevocable releases with the Company, which released the Company from payment of deferred compensation aggregating approximately $10 million and all other obligations in the employment or retainer agreements in consideration for aggregate payments of $400,000 plus additional aggregate payments of $420,000 to be paid over a period of up to twelve months. The payments commenced upon execution of the release for those members of senior management who are not also directors and commenced upon consummation of the Agreement with CitiFinancial Mortgage for members of the Company's Board of Directors and general counsel. Each member of senior management and the Company's general counsel who had entered into a release became employed "at will" and could have been or can be terminated by the Company at any time without additional benefits.

     The Greenwich Funds have agreed to indemnify certain surety companies against losses on surety bonds issued with respect to the Company. To induce the Greenwich Funds to make this indemnity, on May 18, 1999 the Company entered into a Reimbursement Agreement (the "Reimbursement Agreement") with the Greenwich Funds. Under the Reimbursement Agreement, the Company will reimburse the Greenwich Funds for any amounts it pays to indemnify the surety companies. The Company will also pay interest on any payments made by the Greenwich Funds to the surety companies at a rate equal to the prime rate plus 2%.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

     LEGAL PROCEEDINGS

     The Company is party to various legal proceedings arising out of the conduct of its business. The Company has accrued certain amounts to defend various legal proceedings and such amounts are included in accrued liabilities in the accompanying Consolidated Balance Sheet at September 30, 1999. Management believes that amounts accrued for defense in connection with these matters are adequate and ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

     On December 23, 1998, seven former shareholders of Corewest sued the Company in Superior Court of the State of California for the County of Los Angeles claiming the Company agreed to pay them $23.8 million in cancellation of the contingent "earn out" payment, if any, payable by the Company in connection with the Company's purchase of all of the outstanding shares of Corewest. In addition, several former shareholders of Corewest alleged certain aspects of employment agreements with the Company were breached. The former shareholders of Corewest settled their employment agreement claims and agreed to dismiss their claims under that lawsuit and signed mutual, general and irrevocable releases for approximately $1.5 million. The settlement was paid upon consummation of the Agreement with CitiFinancial Mortgage on November 15, 1999. The $1.5 million settlement cost is included in selling general and administrative expenses in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 1999.

     On June 17, 1999, the former shareholders of Central Money Mortgage Co., Inc. ("Central Money Mortgage") sued the Company and its general counsel in U.S. District Court for the State of Maryland claiming failure to perform on certain oral and written representations made in connection with the Company's acquisition of the assets of Central Money Mortgage. The case is in the preliminary stages of discovery; however, based on consultation with legal counsel, the Company's management believes there is little merit in the plaintiffs' claims and intends to defend such action vigorously.

9.   EVENTS SUBSEQUENT TO SEPTEMBER 30, 1999:

     The amended and restated intercreditor agreements were extended through November 16, 1999, subject to earlier termination in certain events. On November 12, 1999 the Company's shareholders approved the Agreement with CitiFinancial Mortgage. Simultaneously, the Company, the Significant Lenders and the Greenwich Funds entered into the second amended and restated intercreditor agreements. Under those agreements, the lenders agreed to keep their respective facilities in place so long as the obligations owed to these lenders are repaid according to an agreed-upon plan, described in the agreement.

     On November 15, 1999, the Company received $96 million from CitiFinancial Mortgage for the sale of its mortgage servicing rights related to the mortgage loans which have been securitized, real property consisting of IMC's Tampa, Florida headquarters building and

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

     IMC's leased facilities at its Ft. Washington, Pennsylvania, Cherry Hill, New Jersey and Cincinnati, Ohio office locations. Additionally, all furniture, fixtures and equipment and other personal property located at the premises described above was included in the purchase. Substantially all of the employees at the locations referred to above were offered employment by CitiFinancial Mortgage. Under the terms of the Agreement, the Company will receive an additional $4 million of sales proceeds over the next two years from CitiFinancial Mortgage for this sale if certain conditions are met.

     In addition to the purchase price of $100 million, CitiFinancial Mortgage reimbursed the Company for servicing advances made by the Company in its capacity as servicer. As servicer of these loans, the Company is required to advance certain interest and escrow amounts to the securitization trusts for delinquent mortgagors and to pay expenses related to foreclosure activities. The Company then collected the amounts from the mortgagors or from the proceeds from liquidation of foreclosed properties. The servicing advances at September 30, 1999 consisting of $34.8 million made to pay escrow and foreclosure servicing advances and $24.1 million made for delinquent interest servicing advances were recorded as accounts receivable on the Company financial statements. The amounts owed to the Company for reimbursement of servicing advances made in connection with escrows and foreclosure approximated $42.6 million at November 15, 1999, and amounts owed to the Company for reimbursement of servicing advances made in connection with delinquent loans were $9.8 million at November 15, 1999. The escrow and foreclosure servicing advances, which are typically recovered by the servicer of loans over a period of up to two years, were acquired by CitiFinancial Mortgage at a discount of 10.45%. The delinquent interest servicing advances, which are typically repaid to the servicer of loans monthly, were acquired by CitiFinancial Mortgage at a discount of $3.0 million.

     The proceeds from the sale of assets were used to repay certain indebtedness of approximately $68.3 million secured by certain assets of the Company upon the consummation of the sale of assets to CitiFinancial Mortgage and provide working capital.

     After the sale of assets to CitiFinancial Mortgage and the disposition of its remaining subsidiaries, the Company will essentially have no ongoing operating business, but will continue to own assets consisting primarily of cash, accounts receivable, mortgage loans held for sale, interest-only and residual certificates and other assets that are pledged as collateral for the warehouse finance facilities and term debt. The assets remaining after the sale of assets to CitiFinancial Mortgage will be either held or sold by the Company to attempt to realize the maximum value for these assets and repay its obligations, including the warehouse finance facilities and term debt. If the Company receives sufficient proceeds from these remaining assets to repay its obligations, any remaining proceeds will be used first to redeem the Company's outstanding preferred stock and then to make payments to the Company's common shareholders. The Company does not expect any payment to be made to its common shareholders upon the consummation of the sale of assets to CitiFinancial

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


     Mortgage, and the Company believes that any payment to its shareholders in the future is unlikely but will ultimately depend upon the proceeds received from the assets remaining after consummation of the CitiFinancial Mortgage transaction. If any proceeds remain for the Company's common shareholders, these proceeds would be available only after the repayment of the Company's obligations and the redemption of the Company's preferred stock. The redemption of preferred stock, if made, is not expected for several years. There can be no assurance that the Company will be able to maximize the value of its remaining assets and have adequate proceeds and resources to satisfy its creditors and provide any value to the Company's common shareholders or that the Company will not seek bankruptcy protection in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and current reports on Forms 8-K dated July 22, 1999, May 27, 1999, March 3, 1999, February 26, 1999, February 23, 1999, November 27, 1998 and October 21, 1998. The following management's discussion and analysis of the Company's financial condition and results of operations and other sections of this Quarterly Report on Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. You can identify forward looking statements by the use of such words as "expect", "estimate", "intend", "project", "budget", "forecast", "anticipate", "plan", "in the process of" and similar expressions. Forward looking statements include all statements regarding IMC's expected financial position, results of operations, cash flows, financing plans, business strategies, budgets, capital and other expenditures, competitive positions, plans and objectives of management and markets for stock. All forward looking statements involve risks and uncertainties. In particular, any statements contained herein regarding the consummation and benefits of the transaction with CitiFinancial Mortgage Company ("CitiFinancial Mortgage"), as well as expectations with respect to future sales, operating efficiencies and product and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of IMC, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might have affected such forward looking statements prior to November 15, 1999 and subsequent include, among other things, early termination of the second amended and restated intercreditor agreements relating to certain of IMC's creditors, overall economic and business conditions, the demand for IMC's services, competitive factors in the industry in which IMC competes, changes in government regulation, continuing tightening of credit availability to the subprime mortgage industry, increased yield requirements by asset-backed investors, lack of continued availability of IMC's credit facilities, lack of available funds to permit IMC to make required delinquent interest advances as the servicer under the pooling and servicing agreements related to securitizations that IMC services, termination of IMC's contractual rights to service mortgage loans under the pooling and servicing agreements related to securitizations that IMC services, reduction in real estate values, reduced demand for non-conforming loans, changes in underwriting criteria applicable to such loans, prepayment speeds, delinquency and default rates of mortgage loans owned or serviced by IMC, rapid fluctuation in interest rates, risks related to not hedging against loss of value of IMC's mortgage loan inventory, changes which influence the loan securitization and the net interest margin securities (excess cashflow trust) markets generally, lower than expected performance by companies acquired by IMC, market forces affecting the price of IMC's common stock and other uncertainties associated with IMC's current financial difficulties and the transaction with CitiFinancial Mortgage, and other risks identified in IMC's Securities and Exchange Commission filings.

GENERAL

IMC until November 15, 1999 was a specialized consumer finance company engaged in purchasing, originating, servicing and selling home equity loans secured primarily by first liens on one- to four-family residential properties. The Company focused on lending to individuals whose borrowing needs were generally not being served by traditional financial institutions due to such individuals' impaired credit profiles and other factors, such as the requested loan size, the ratio of loan amount to property value or the ratio of borrower income to total debt payments. Loan proceeds typically are used by such individuals to consolidate debt, to refinance debt, to finance home improvements, to pay educational expenses and for a variety of other uses. By focusing on individuals with impaired credit profiles and providing prompt responses to their borrowing requests, the Company has been able to charge higher interest rates for its loan products than typically are charged by conventional mortgage lenders.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

Net loss for the three months ended September 30, 1999 was $64.5 million representing a decrease of $66.7 million from net income of $2.2 million for the three months ended September 30, 1998. The decrease in net income resulted principally from a decrease in gain on sale of loans of $47.9 million or 89.3% to $5.7 million for the three months ended September 30, 1999 from $53.6 million for the three months ended September 30, 1998 and $9.1 million of interest expense and commitment fees associated with the credit facility provided by Greenwich Street Capital Partners II, L.P. and certain related affiliates (the "Greenwich Funds"). The decrease in net income was also attributable to a $2.5 million or 17.7% decrease in servicing fees to $11.4 million for the three months ended September 30, 1999 from $13.9 million for the three months ended September 30, 1998 and an $8.3 million or 67.1% decrease in net warehouse interest income to $4.1 million for the three months ended September 30, 1999 from $12.4 million for the three months ended September 30, 1998. Also contributing to the decrease in net income was a goodwill impairment charge of $8.0 million and other charges of $8.0 million during the three months ended September 30, 1999 related to losses from the disposal of the Company's operating subsidiaries. The decrease in net income was partially offset by a $1.7 million or 43.6% increase in other revenue to $5.6 million for the three months ended September 30, 1999 from $3.9 million for the three months ended September 30, 1998.

The decrease in income was also partially offset by a $11.6 million or 39.1% decrease in compensation and benefits to $18.1 million for the three months ended September 30, 1999 from $29.7 million for the three months ended September 30, 1998.

Net loss before taxes was increased by a provision for income taxes of $0.7 million for the three months ended September 30, 1999 compared to a provision for income taxes of $1.5 million for the three months ended September 30, 1998. No income tax benefit has been applied to the net loss for the three months ended September 30, 1999 as the Company determined it cannot be assured that the income tax benefit could be realized in the future.

REVENUES

The following table sets forth information regarding components of the Company's revenues for the three months ended September 30, 1999 and 1998:

                                                          For the Three Months
                                                            Ended September 30,
                                                     -------------------------------
                                                      1999   (in thousands)   1998
                                                      ----                    ----

Gain on sales of loans                               $  5,738               $ 53,604
                                                     --------               --------
Warehouse interest income                              13,361                 47,005
Warehouse interest expense                             (9,280)               (34,584)
                                                     --------               --------
       Net warehouse interest income                    4,081                 12,421
                                                     --------               --------
 Servicing fees                                        11,448                 13,916
 Other                                                  5,590                  3,892
                                                     --------               --------
        Total revenues                               $ 26,857               $ 83,833
                                                     ========               ========

Gain on Sales of Loans. For the three months ended September 30, 1999, gain on sales of loans decreased to $5.7 million from $53.6 million for the three months ended September 30, 1998, a decrease of 89.3% due primarily to a decrease in loans sold. The total volume of loans produced decreased by 86.2% to approximately $263.1 million for the three months ended September 30, 1999 from a total volume of approximately $1.9 billion for the three months ended September 30, 1998. Originations by the Company's correspondent network decreased 98.0% to approximately $24.4 million for the three months ended September 30, 1999 from approximately $1.2 billion for the three months ended September 30, 1998, while production from the Company's broker network and direct lending operations decreased by 64.1% to approximately $238.7 million for the three months ended September 30, 1999 from approximately $665 million for the three months ended September 30, 1998.

The Company sells the loans it purchases or originates through one of two methods: (i) securitization, which involves the private placement or public offering of pass-through mortgage-backed securities, or (ii) whole loan sales, which involve selling blocks of loans to single purchasers. During the three months ended September 30, 1999, based on the Company's lack of liquidity and adverse market conditions, the Company was unable to sell any loans through the securitization market. Mortgage loans delivered to securitization trusts decreased by $1.4 billion, a decrease of 100% to $0 for the three months ended September 30, 1999 from $1.4 billion for the three months ended September 30, 1998. Mortgage loans sold in the whole loan market decreased by approximately $177 million to approximately $347 million for the three months ended September 30, 1999 from approximately $524 million for the three months ended September 30, 1998.

Net Warehouse Interest Income. Net warehouse interest income decreased to $4.1 million for the three months ended September 30, 1999 from $12.4 million for the three months ended September 30, 1998, a decrease of 67.1%. The decrease in the three month period ended September 30, 1999 reflected decreased mortgage loan production and mortgage loans held for sale and increased interest rates related to the Company's warehouse finance facilities.

Servicing Fees. Servicing fees decreased to $11.4 million for the three months ended September 30, 1999 from $13.9 million for the three months ended September 30, 1998, a decrease of 17.7%. Servicing fees for the three months ended September 30, 1999 were negatively affected by a decrease in mortgage loans serviced for others over the prior period. The average portfolio of mortgage loans serviced for others decreased by approximately $1.3 million or 17.4% to approximately $6.3 billion for the three months ended September 30, 1999 from approximately $7.6 billion for the three months ended September 30, 1998.

Other. Other revenues, consisting principally of prepayment penalties from borrowers who prepay the outstanding balance of their mortgage, increased by 43.6% to $5.6 million for the three months ended September 30, 1999 from $3.9 million for three months ended September 30, 1998.

EXPENSES

The following table sets forth information regarding components of the Company's expenses for the three months ended September 30, 1999 and 1998:

                                                          For the Three Months
                                                           Ended September 30,
                                                     ------------------------------
                                                       1999  (in thousands)  1998
                                                       ----                  ----

Compensation and benefits                            $ 18,061              $ 29,677
Selling, general and administrative                    28,228                28,384
Other interest expense                                  7,713                 7,137
Interest expense - Greenwich Funds                      9,105                    --
Market valuation adjustment                            11,521                    --
Goodwill impairment charge                              7,981                    --
Other charges                                           7,996                    --
Hedge loss                                                 --                14,953
                                                     --------              --------
         Total expenses                              $ 90,605              $ 80,151
                                                     ========              ========

Compensation and benefits decreased by $11.6 million or 39.1% to $18.1 million for the three months ended September 30, 1999 from $29.7 million for the three months ended September 30, 1998, principally due to a reduction of personnel to originate mortgage loans and the disposal of six of the Company's eight operating subsidiaries during the three months ended September 30, 1999.

Selling, general and administrative expenses remained approximately the same with $28.2 million for the three months ended September 30, 1999 and $28.3 million for the three months ended September 30, 1998.

Other interest expense increased by $0.6 million or 8.1% to $7.7 million for the three months ended September 30, 1999 from $7.1 million for the three months ended September 30, 1998 principally as a result of an increase in outstanding term debt during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998.

Interest expense - Greenwich Funds consists of interest charges and commitment fees related to the Greenwich Loan Agreement (as defined in "Liquidity and Capital Resources"), the Note Purchase Agreements (as defined in "Liquidity and Capital Resources") and the $95.0 million credit facilities the Greenwich Funds purchased from BankBoston on February 19, 1999. See Note 5 "Warehouse Finance Facilities, Term Debt and Notes Payable" of Notes to Consolidated Financial Statements.

Market valuation adjustment, which represents the realized loss on the Company's interest-only and residual certificates, increased to $11.5 million for the three months ended September 30, 1999 from $0 for the three months ended September 30, 1998 due to higher than anticipated losses and prepayments in the Company's portfolio for the three months ended September 30, 1999.

Goodwill impairment charge of $8.0 million for the three months ended September 30, 1999 represents the write-down of goodwill resulting from the Company's formal plan to dispose of its eight operating subsidiaries as described in Note 7 "Disposal of Assets" of Notes to Consolidated Financial Statements.

Other charges of $8.0 million represent the loss on disposal expenses incurred or accrued relating to, among other things, disposal of assets, lease termination costs and costs of disposal of the Company's eight operating subsidiaries for the three months ended September 30, 1999.

Income Taxes. The provision for income taxes for the three months ended September 30, 1999 was approximately $0.7 million, which differed from the federal tax rate of 35% primarily due to state income taxes, amortization expenses related to goodwill and a full valuation allowance established against the deferred tax asset.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998.

Net loss for the nine months ended September 30, 1999 was $264.9 million representing a decrease of $298.5 million from net income of $33.6 million for the nine months ended September 30, 1998. The decrease in net income resulted principally from a goodwill impairment charge of $85.4 million, a $74.4 million mark-to-market adjustment in the value of the Company's interest-only and residual certificates and a $147.7 million or 79.8% decrease in gain on sale of loans to $37.4 million for the nine months ended September 30, 1999 from $184.7 million for the nine months ended September 30, 1998. Also contributing to the decrease in net income was an increase of $24.5 million of interest expense, commitment fees and other charges associated with credit facilities provided by the Greenwich Funds. The decrease in net income was also attributable to a $10.2 million or 38.8% decrease in net warehouse interest income to $16.0 million for the nine months ended September 30, 1999 from $26.2 million for the nine months ended September 30, 1998 and other charges of $13.2 million during the nine months ended September 30, 1999 related to losses from the disposal of the Company's operating subsidiaries, investments in international operations and closing the Rhode Island branch office location. The decrease in net income was partially offset by a $3.0 million or 8.9% increase in servicing fees to $36.6 million for the nine months ended September 30, 1999 from $33.6 million for the nine months ended September 30, 1998.

The decrease in net income was also partially offset by a $20.4 million or 22.3% decrease in compensation and benefits to $71.2 million for the nine months ended September 30, 1999 from $91.5 million for the nine months ended September 30, 1998 and a $6.5 million or 7.7% decrease in selling, general and administrative expenses to $77.7 million for the nine months ended September 30, 1999 from $84.2 million for the nine months ended September 30, 1998. The decrease in net income was partially attributable to a $6.2 million or 35.8% increase in other interest expense to $23.5 million for the nine months ended September 30, 1999 from $17.3 million for the nine months ended September 30, 1998.

Net loss before taxes was increased by a provision for income taxes of $5.4 million for the nine months ended September 30, 1999 compared to a provision for income taxes of $23.4 million for the nine months ended September 30, 1998. No income tax benefit has been applied to the net loss for the nine months ended September 30, 1999, as the Company determined it cannot be assured that the income tax benefit could be realized in the future.

REVENUES

The following table sets forth information regarding components of the Company's revenues for the nine months ended September 30, 1999 and 1998:

                                                          For the Nine Months
                                                           Ended September 30
                                                     ------------------------------
                                                        1999  (in thousands) 1998
                                                        ----                 ----

Gain on sales of loans                               $ 37,377              $184,743
                                                     --------              --------
Warehouse interest income                              48,526               127,225
Warehouse interest expense                            (32,491)             (101,021)
                                                     --------              --------
      Net warehouse interest income                    16,035                26,204
                                                     --------              --------
Servicing fees                                         36,578                33,593
Other                                                  20,410                20,467
                                                     --------              --------
      Total revenues                                 $110,400              $265,007
                                                     ========              ========

Gain on sales of loans. For the nine months ended September 30, 1999, gain on sales of loans decreased to $37.4 million from $184.7 million for the nine months ended September 30, 1998, a decrease of 79.8%, due primarily to a decrease in loans sold. The total volume of loans produced decreased by 82.6% to approximately $957.0 million for the nine months ended September 30, 1999 from a total volume of approximately $5.5 billion for the nine months ended September 30,1998. Originations by the Company's correspondent network decreased 98.0% to approximately $72.8 million for the nine months ended September 30, 1999 from approximately $3.7 billion for the nine months ended September 30, 1998, while production from the Company's broker network and direct lending operations decreased by 50.9% to approximately $884.2 million for the nine months ended September 30, 1999 from approximately $1.8 billion for the nine months ended September 30, 1998.

The Company sells the loans it purchases or originates through one of two methods: (i) securitization, which involves the private placement or public offering of pass-through mortgage-backed securities, or (ii) whole loan sales, which involve selling blocks of loans to single purchasers. During the nine months ended September 30, 1999, based on the Company's lack of liquidity and adverse market conditions, the Company was unable to sell any loans through the securitization market. Mortgage loans delivered to securitization trusts decreased by $4.5 billion, a decrease of 100.0% to $0 for the nine months ended September 30, 1999 from $4.5 billion for the nine months ended September 30, 1998. Mortgage loans sold in the whole loan market decreased by approximately $111 million, to approximately $787 million for the nine months ended September 30, 1999 from approximately $898.0 million for the nine months ended September 30, 1998.

Net Warehouse Interest Income. Net warehouse interest income decreased to $16.0 million for the nine months ended September 30, 1999 from $26.2 million for the nine months ended September 30, 1998, a decrease of 38.8%. The decrease in the nine-month period ended September 30, 1999 reflected decreased mortgage loan production and mortgage loans held for sale and increased interest rates related to the Company's warehouse finance facilities.

Servicing Fees. Servicing fees increased to $36.6 million for the nine months ended September 30, 1999 from $33.6 million for the nine months ended September 30, 1998, an increase of 8.9%. Servicing fees for the nine months ended September 30, 1999 were positively affected by an increase in mortgage loans serviced for others from the prior period. The average portfolio of mortgage loans serviced for others increased by approximately $177 million or 2.4% to approximately $7.6 billion for the nine months ended September 30, 1999 from approximately $7.4 billion for the nine months ended September 30, 1998.

Other. Other revenues, consisting principally of prepayment penalties from borrowers who prepay the outstanding balance of their mortgage, remained approximately the same with $20.4 million for the nine months ended September 30, 1999 and $20.5 million in nine months ended September 30, 1998.

EXPENSES

The following table sets forth information regarding components of the Company's expenses for the nine months ended September 30, 1999 and 1998:

                                                          For the nine months
                                                          Ended September 30,
                                                     ------------------------------
                                                        1999 (in thousands) 1998

Compensation and benefits                            $ 71,158              $ 91,537
Selling, general and administrative                    77,705                84,193
Other interest expense                                 23,502                17,309
Interest expense-Greenwich Funds                       24,484                    --
Market valuation adjustment                            74,397                    --
Goodwill impairment charge                             85,427                    --
Other charges                                          13,175                    --
Hedge loss                                                  0                14,953
                                                     --------              --------
     Total expenses                                  $369,848              $207,992
                                                     ========              ========

Compensation and benefits decreased by $20.4 million or 22.3% to $71.2 million for the nine months ended September 30, 1999 from $91.5 million for the nine months ended September 30, 1998, principally due to a reduction of personnel to originate mortgage loans and the disposal of six of the Company's eight operating subsidiaries during the nine months ended September 30, 1999.

Selling, general and administrative expenses decreased by $6.5 million or 7.7% to $77.7 million for the nine months ended September 30, 1999 from $84.2 million for the nine months ended September 30, 1998 principally due to a decrease in underwriting and originating costs as a result of a decrease in the volume of mortgage loan production.

Other interest expense increased by $6.2 million or 35.8% to $23.5 million for the nine months ended September 30, 1999 from $17.3 million for the nine months ended September 30, 1998 principally as a result of increased interest expense due to increased term debt outstanding during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

Interest expense - Greenwich Funds consists of interest charges and commitment fees related to the Greenwich Loan Agreement (as defined in "Liquidity and Capital Resources"), the Note Purchase Agreements (as defined in "Liquidity and Capital Resources"), and the $95 million credit facilities the Greenwich Funds purchased from BankBoston on February 19, 1999, as well as amortization of the value attributable to the Class C preferred stock issued and the additional preferred stock issuable to the Greenwich Funds in exchange for its loan under the terms of the Agreement.

See Note 5 "Warehouse Finance Facilities, Term Debt and Notes Payable" of Notes to Consolidated Financial Statements included herein.

Market valuation adjustment, which represents the realized loss on the Company's interest-only and residual certificates for the nine months ended September 30, 1999, increased to $74.4 million for the nine months ended September 30, 1999 from $0 for the nine months ended September 30, 1998 related to higher than anticipated losses and prepayments in the Company's serviced loan portfolio. During the second quarter of 1999, as a result of trends in the Company's serviced loan portfolio and adverse market conditions in the non-conforming mortgage industry, the Company revised the loss assumption used to approximate the timing of losses over the life of the securitized loans so that expected losses from defaults gradually increase from zero in the first six months of the loan to 275 basis points after 30 months, representing estimated aggregate losses over the life of the pool (i.e., historical plus future losses) of approximately 4.3% of original pool balances. The revised loss assumption resulted in a decrease to the estimated fair value of the interest-only and residual certificates of $62.9 million for the six months ended June 30, 1999, which is included in the market valuation adjustment of $74.4 million for the nine months ended September 30, 1999. During the fourth quarter of 1998, based on emerging trends in the Company's portfolio and adverse market conditions, the Company revised its loss curve assumptions so that expected losses from defaults gradually increased from zero in the first six months of the loan to 175 basis points after 36 months. The Company believes the adverse market conditions affecting the non-conforming mortgage industry may limit the Company's borrowers' ability to refinance existing delinquent mortgage loans serviced by the Company with other non-conforming mortgage lenders that market their products to borrowers that are less credit-worthy. As a result the frequency of default may increase.

Goodwill impairment charge represents the write-down of goodwill resulting from the Company's formal plan to dispose of its eight operating subsidiaries as describe in Note 7 "Disposal of Assets" of Notes to Consolidated Financial Statements.

Other charges represent expenses incurred or accrued relating to, among other things, disposal of assets, lease termination costs and costs of disposal of the Company's eight operating subsidiaries, investments in international operations and the Company's Rhode Island branch location.

Income Taxes. The provision for income taxes for the nine months ended September 30, 1999 was approximately $5.4 million which differed from the federal tax rate of 35% primarily due to state income taxes, amortization expenses related to goodwill and a full valuation allowance established against the deferred tax asset.

FINANCIAL CONDITION

September 30, 1999 Compared to December 31, 1998

Mortgage loans held for sale, net, at September 30, 1999 were $514.6 million, a decrease of $431.9 million or 45.6% from mortgage loans held for sale of $946.4 million at December 31, 1998. Included in mortgages held for sale, net, at September 30, 1999 and December 31, 1998 were $56.1 million and $84.6 million, respectively, of mortgage loans which were not eligible for securitization due to delinquency and other factors (loans under review). The amount by which cost exceeds market value on loans under review is accounted for as a valuation allowance. The valuation allowances at September 30, 1999 and December 31, 1998 were $16.2 million and $21.0 million, respectively.

Accounts receivable increased $19.4 million or 43.4% to $64.1 million at September 30, 1999 from $44.7 million at December 31, 1998, primarily due to an increase in servicing advances outstanding. As the servicer for the securitization trusts, the Company is required to advance certain principal, interest and escrow amounts to the securitization trust for the delinquent mortgagors and to pay expenses related to foreclosure activities. The Company then collects the amounts from the mortgagors or from the proceeds from liquidation of foreclosed properties. As discussed in Note 9 "Events Subsequent to September 30, 1999" of Notes to Consolidated Financial Statements included herein, on November 15, 1999 CitiFinancial Mortgage reimbursed the Company for its servicing advances, at a discount.

Interest-only and residual certificates at September 30, 1999 were $314.1 million, representing a decrease of $154.7 million or 33.0% from interest-only and residual certificates of $468.8 million at December 31, 1998. Mortgage servicing rights decreased $14.4 million or 27.4% to $38.0 million at September 30, 1999 from $52.4 million December 31, 1998. The decrease in mortgage servicing rights consists of amortization of $14.2 million. The decrease in interest-only and residual certificates resulted from the receipt of cash on the interest-only and residual certificates in the nine months ended September 30, 1999 of $80.3 million and from market valuation adjustments, including revision of the loss curve assumption used to approximate the timing of losses over the life of the securitized loans. See Note 6 "Interest Only and Residual Certificates" of Notes to Consolidated Financial Statements included herein.

As discussed in Note 9 "Events Subsequent to September 30, 1999" of Notes to Consolidated Financial Statements included herein, on November 15, 1999, the Company sold its mortgage servicing rights to CitiFinancial Mortgage.

Goodwill decreased $89.6 million to $0 million at September 30, 1999 from $89.6 million at December 31, 1998 due to a $85.4 million impairment charge related to the Company's formal plan to dispose of its eight operating subsidiaries, amortization of goodwill, and elimination of the $1.9 million carrying amount of goodwill associated with the acquisition of MCC.

The events described in Note 7 "Disposal of Assets" of Notes to Consolidated Financial Statements included herein and the continued decline in financial results of the Company resulted in an evaluation of the goodwill associated with the Company's eight operating subsidiaries for possible impairment at September 30, 1999. The Company reviews the potential impairment of goodwill on a non-discounted cash flow basis to assess recoverability. The cash flows are projected on a pre-tax basis over the estimated useful lives assigned to goodwill. The events described above led the Company to determine that the useful lives assigned to goodwill should be reduced to less than one year. The resulting evaluation of the goodwill associated with the eight operating subsidiaries resulted in a goodwill impairment charge of $85.4 million.

Borrowings under warehouse financing facilities at September 30, 1999 were $568.4 million, a decrease of $416.1 million or 42.3% from borrowings under warehouse financing facilities of $984.6 million at December 31, 1998. This decrease was a result of decreased mortgage loans held for sale, caused by IMC's significant lenders imposing restrictions on IMC's ability to borrow funds to originate mortgage loans. See " -Liquidity and Capital Resources" included herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Note 3 of Notes to the Consolidated Financial Statements "Warehouse Finance Facilities, Term Debt and Notes Payable" included therein.

Term debt and notes payable at September 30, 1999 was $415.9 million, representing a decrease of $16.8 million or 3.9% from term debt and notes payable of $432.7 million at December 31, 1998. This decrease was primarily a result of repayment of certain amounts under term debt from cash flows received from interest-only and residual certificates as provided in the amended and restated intercreditor agreements. Additional borrowings from the Greenwich Funds included $21.4 million outstanding at September 30, 1999 under the Note Purchase Agreements and $38.4 million outstanding at September 30,1999 related to a Note Purchase Agreement. See Note 5 "Warehouse Finance Facilities, Term Debt and Notes Payable" of Notes to Consolidated Financial Statements included herein.

The Company's net deferred tax asset of $21.2 at September 30, 1999, after valuation allowance, represented no change from a deferred tax asset, after valuation allowance, of $0 at December 31, 1998. The deferred tax asset is primarily due to temporary differences in the recognition of market valuation adjustments, income related to the Company's interest-only and residual certificates for income tax purposes and a full valuation allowance on the deferred tax asset.

Redeemable preferred stock, consisting of Class A ($21.2 million) and Class C ($18.3 million), increased $2.2 million to $39.5 million at September 30, 1999 from $37.3 million at December 31, 1998, due to accretion of the preferred stock discount. In July 1998, the Company sold $50 million of Class A redeemable preferred stock to certain of the Greenwich Funds and Travelers Casualty and Surety Company ("Travelers"). The Class A redeemable preferred stock was convertible into non-registered common stock at $10.44 per share. As described in Note 4 "Preferred Stock" of Notes to the December 31, 1998 Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the conversion feature was eliminated in October 1998. The elimination of the conversion feature resulted in a discount to the Class A redeemable preferred stock of approximately $32 million, which was charged to paid in capital in 1998 and is being accreted to preferred stock until the mandatory redemption dates beginning in 2008.

In October 1998, the Company issued 23,760.758 shares of Class C exchangeable preferred stock to certain of the Greenwich Funds in conjunction with a $33 million credit facility provided by certain of the Greenwich Funds as described in Note 4 "Preferred Stock" of Notes to the December 31, 1998 Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The preferred stock was recorded at $18.3 million based on an allocation of the proceeds from the $33 million credit facility.

Total stockholders' deficit as of September 30, 1999 was $56.2 million, a decrease of $266.8 million over stockholders' equity of $210.6 million at December 31, 1998. Stockholders equity decreased for the nine months ended September 30, 1999 primarily as a result of a net loss of $264.9 million.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1999, the Company used its cash flow from the sale of loans through whole loan sales, loan origination fees, processing fees, net interest income, servicing fees and borrowings under its warehouse and term debt facilities to meet its working capital needs. The Company's cash requirements during the nine months ended September 30, 1999 included the funding of loan purchases and originations, payment of principal and interest costs on borrowings, operating expenses, and capital expenditures.

The Company, until November 15, 1999 had an ongoing need for substantial amounts of capital. Adequate credit facilities and other sources of funding were essential to the continuation of the Company's ability to purchase and originate loans. The Company typically has operated, and expects to continue to operate, on a negative operating cash flow basis. During the nine months ended September 30, 1999, the Company received cash flows from operating activities of $444.5 million, an increase of $631.2 million from cash flows used in operating activities of $186.7 million during the nine months ended September 30, 1998. During the nine months ended September 30, 1999, cash flows used by the Company in financing activities were $438.4 million, a decrease of $620.7 million from cash flows received from financing activities of $182.3 million during the nine months ended September 30, 1998. The cash flows received from operating activities relate primarily to the sale of mortgage loans held for sale and cash flows used in financing activities related primarily to the repayment of warehouse finance facilities borrowings.

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

During the year ended December 31, 1998, equity, debt and asset-backed markets were extremely volatile, effectively denying the Company access to publicly traded debt and equity markets to fund cash needs. Additionally, the spread over treasury securities demanded by investors to acquire newly issued asset-backed securities widened, resulting in less profitable gain on sales of loans sold through securitization. The Company responded by reducing the premium the Company pays to correspondents and brokers to acquire loans, but the reduction of premiums in the future may not offset the wider spreads demanded by investors. Investors may not continue to invest in the Company's asset-backed securities at all.

As a result of these adverse market conditions, among other things, in October 1998 the Company entered into intercreditor arrangements with Paine Webber Real Estate Securities, Inc. (Paine Webber), Bear Stearns Home Equity Trust 1996-1 (Bear Stearns) and Aspen Funding Corp. and German American Capital Corporation, subsidiaries of Deutsche Bank of North America Holding Corp. (DMG) (collectively, the "Significant Lenders"), which held $533.6 million of the Company's outstanding warehouse lines and approximately $241.9 million of the Company's interest-only and residual financing at September 30, 1999. The intercreditor arrangements provided for the Significant Lenders to "standstill" and keep outstanding balances under their facilities in place, subject to certain conditions, for up to 90 days (which expired mid-January 1999) to allow the Company to explore its financial alternatives. The intercreditor agreements also provided, subject to certain conditions, that the lenders would not issue any margin calls requesting additional collateral be delivered to the lenders. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Note 3 of Notes to the Consolidated Financial Statements "Warehouse Finance Facilities, Term Debt and Notes Payable" included therein.

In mid-January 1999, the original intercreditor agreements expired; however, on February 19, 1999, concurrent with the execution of the Acquisition Agreement described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and Note 17 of Notes to Consolidated Financial Statements "Significant Events and Events Subsequent to December 31, 1998" included therein, the Company entered into amended and restated intercreditor agreements with the Significant Lenders. Under the amended and restated intercreditor agreements, the Significant Lenders agreed to keep their respective facilities in place through the closing under the Acquisition Agreement if the closing occurred within five months, and for twelve months thereafter, subject to earlier termination in certain events. The intercreditor agreements required the Company to make various amortization payments on the underlying debt. Failure to make the required payments would permit the Significant Lenders to terminate the standstill period under the intercreditor agreements and to exercise remedies. These amended and restated intercreditor agreements were amended as described herein.

At September 30, 1999, the Company had a $1.25 billion uncommitted warehouse and residual financing facility with Paine Webber. This warehouse facility bears interest rates at rates ranging from LIBOR plus 0.65% to LIBOR plus 0.90%. Approximately $55.4 million was outstanding under this warehouse facility as of September 30, 1999. The Company, prior to November 15, 1999, had informally requested that Paine Webber permit funding of an additional $200 million under its warehouse facilities, but was notified that Paine Webber did not intend to make any additional advances.

At September 30, 1999, the Company also had a $1.0 billion uncommitted warehouse facility with Bear Stearns. This facility bears interest at LIBOR plus 0.75%. Approximately $348.3 million was outstanding under this facility at September 30, 1999. Bear Stearns, prior to November 15, 1999, requested that the Company maintain outstanding amounts under this warehouse facility at no more that $500 million.

At September 30, 1999, the Company had a $1.0 billion credit facility with DMG, which included a $100 million credit facility collateralized by interest-only and residual certificates. Approximately $129.9 million was outstanding for warehousing of mortgage loans at September 30, 1999. DMG, prior to November 15, 1999, had indicated to the Company that it did not plan to make any additional advances. To induce DMG to enter the intercreditor agreement in October 1998, the Company was required to convert DMG's committed warehouse and residual facility to an uncommitted facility. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and Note 3 "Warehouse Finance Facilities, Term Debt and Notes Payable" of Notes to Consolidated Financial Statements included therein.

At September 30, 1999, the Company had an expired warehouse facility with Residential Funding Corporation ("RFC") which bears interest at LIBOR plus 1.25%. At September 30, 1999, approximately $29.9 million was outstanding under this facility, which expired on August

31, 1999. The RFC credit facility requires the Company to comply with various financial covenants, including, among other things, minimum net worth tests and a minimum pledged servicing portfolio. At September 30, 1999, the Company's net worth, tangible net worth, and pledged servicing portfolio were below the minimum requirements under the convenants of the RFC credit facility. The Company is in the process of selling the mortgage loans which collateralize the warehouse facility and repaying the amount outstanding under the RFC credit facility.

Additionally, at September 30, 1999, approximately $4.9 million was outstanding under another warehouse line of credit, which bears interest at LIBOR plus 1.5% and has expired and is not expected to be renewed.

Outstanding borrowings under the Company's warehouse financing facilities are collateralized by mortgage loans held for sale and servicing rights on approximately $210 million of mortgage loans. Upon the sale of these loans, the proceeds are used to repay the borrowings under these lines.

The Company, prior to November 15, 1999 had attempted to enter into arrangements to obtain warehouse facilities from lenders that were not currently providing warehouse financing to IMC, but was not successful.

At September 30, 1999, the Company had borrowed $128.3 million under its residual financing credit facility with Paine Webber. Outstanding borrowings bear interest at LIBOR plus 2.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

Bear, Stearns & Co. Inc. and its affiliates, Bear, Stearns Mortgage Capital Corporation and Bear, Stearns International Limited, provide the Company with a residual financing credit facility which is collateralized by the Company's interest in certain interest-only and residual certificates. At September 30, 1999, $76.6 million was outstanding under this credit facility, which bears interest at 1.75% per annum in excess of LIBOR.

At September 30, 1999, outstanding interest-only and residual financing borrowings under the Company's credit facility with DMG were $37.0 million. Outstanding borrowings bear interest at LIBOR plus 2% and are collateralized by the Company's interest in certain interest-only and residual certificates.

At September 30, 1999, the Company had outstanding $1.8 million under a residual financing credit facility which matured in August 1998, bears interest at 2.0% per annum in excess of LIBOR and is collateralized by the Company's interest in certain interest-only and residual certificates. The cash flow realized by the Company from the interest in certain interest-only and residual certificates collateralizing the $1.8 million borrowed is being used to repay the amounts owed.

At September 30, 1999 the Company also had outstanding $4.8 million under a credit facility with a financial institution which bears interest at 10% per annum. That credit facility provides for repayment of principal and interest over 36 months through October 2001.

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

On May 18, 1999, the Company entered into a Note Purchase and Amendment Agreement (the "Note Purchase Agreement") with the Greenwich Funds to provide the Company access to short-term financing to enable the Company to continue to make the required monthly delinquent interest advances. Borrowings under the Note Purchase Agreement bear interest at 20% per annum. On May 18, 1999, the Greenwich Funds loaned the Company an aggregate of $33.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company paid the Greenwich Funds a $1.2 million commitment fee. The $33.0 million borrowed under the Note Purchase Agreement has been repaid in full.

On June 18, 1999, the Greenwich Funds loaned the Company an aggregate of $35.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company agreed to pay Greenwich Funds a $1.0 million commitment fee. The $35.0 million borrowed under the Note Purchase Agreement has been repaid in full.

On July 16, 1999, the Company borrowed $45.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company paid the Greenwich Funds a $1.25 million commitment fee. The $45.0 million borrowed under the Note Purchase Agreement has been repaid in full.

On August 18, 1999, the Company borrowed $45.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans the Company paid the Greenwich Funds a $1.25 million commitment fee. The $45.0 million borrowed under the Note Purchase Agreement has been repaid in full.

On September 18, 1999, the Company borrowed $45.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to securitizations. In consideration for their loans, the Company paid the Greenwich Funds a $1.25 million commitment fee. At September 30, 1999 $21.4 million was outstanding under the Note Purchase Agreement. The $45.0 million borrowed under the Note Purchase Agreement has been repaid in full.

On October 18, 1999, the Company borrowed $60.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for their loans, the Company paid the Greenwich Funds a $1.50 million commitment fee. The $60 million borrowed under the Note Purchase Agreement has been repaid in full.

As discussed in Note 9 "Events Subsequent to September 30, 1999" of Notes to Consolidated Financial Statements included herein, on November 15, 1999 the Company sold its mortgage servicing rights related to the mortgage loans which have been securitized. Accordingly, subsequent to November 15, 1999, the Company will no longer be required to advance monthly delinquent interest as the servicer under the pooling and servicing agreements related to the mortgage loans which have been securitized.

On July 14, 1998, Travelers and certain of the Greenwich Funds (together, the "Purchasers") purchased $50 million of the Company's Class A preferred stock. The Class A preferred stock was convertible into common stock at $10.44 per share. The Class A preferred stock bears no dividend and is redeemable by the Company over a three-year period commencing in July 2008. The Purchasers were also granted an option to purchase, within the next three years, an additional $30 million of Series B redeemable preferred stock at par. The Class B preferred stock was convertible into common stock at $22.50 per share. In October 1998, the terms of the $50 million Class A preferred stock and the terms of the Class B preferred stock were amended to eliminate the right to convert into common stock. See Note 4 "Preferred Stock" of Notes to the December 31, 1998 Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

On October 15, 1998 the Company entered into an agreement for a $33 million standby revolving credit facility with certain of the Greenwich Funds. The facility was available to provide working capital for a period of up to 90 days, or until mid-January 1999. The terms of the standby revolving credit facility resulted in substantial dilution of existing common stockholders' equity equal to a minimum of 40%, up to a maximum of 90%, on a diluted basis, depending on (among other things) when, or whether, a change of control transaction occurs. In mid-January 1999, the $33 million standby revolving credit facility matured. On February 16, 1999, the Greenwich Funds made additional loans totaling $5 million available under the facility. On February 19, 1999, the Company and the Greenwich Funds entered into an amended and restated intercreditor agreement, whereby the Greenwich Funds agreed to keep the facility in place for a period through the closing under the Acquisition Agreement if the closing occurred within a five month period and for twelve months thereafter, subject to earlier termination in certain events as provided in the amended and restated intercreditor agreement. At September 30, 1999, $38.0 million was outstanding under this facility.

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

On July 14, 1999, the Company entered into an Agreement to sell certain assets to CitiFinancial Mortgage for $100 million. The Agreement was approved by the Company's Board of Directors on July 30, 1999 and, as a result, the Acquisition Agreement with the Greenwich Funds terminated. Consequently, the Greenwich Funds is not obligated to provide an additional $35 million of loans to the Company.

As discussed in Note 9 of Notes to Consolidated Financial Statements included herein, "Events Subsequent to September 30, 1999", on November 12, 1999, the shareholders of the Company approved the Agreement with CitiFinancial Mortgage. Simultaneously, the Company, the Significant Lenders and the Greenwich Funds entered into second amended and restated intercreditor agreements. Under these agreements, the Lenders agreed to keep their respective facilities in place so long as the obligations owed to those lenders are repaid according to an agreed-upon plan, as described in the agreements. Each of the Significant Lenders and the Greenwich Funds has indicated that, after November 15, 1999, they will not make any additional advances under their facilities.

On November 15, 1999 the Company received $96 million from CitiFinancial Mortgage for the sale of its mortgage servicing rights related to mortgage loans which have been securitized, real property consisting of the Company's Tampa, Florida headquarters building and the Company's leased facilities at its Ft. Washington, Pennsylvania, Cherry Hill, New Jersey and Cincinnati, Ohio office locations. Under the terms of the Agreement, the Company will receive an additional $4 million in sales proceeds over the next two years from CitiFinancial Mortgage for this sale if certain conditions are met.

In addition to the purchase price of $100 million, CitiFinancial Mortgage reimbursed the Company for servicing advances made by the Company in its capacity as servicer. As servicer of these loans, the Company is required to advance certain interest and escrow amounts to the securitization trusts for delinquent mortgagors and to pay expenses related to foreclosure activities. The Company then collected the amounts from the mortgagors or from the proceeds from liquidation of foreclosed properties. The servicing advances at September 30, 1999 consisting of $34.8 million made to pay escrow and foreclosure servicing advances and $24.1 million made for delinquent interest servicing advances were recorded as accounts receivable on the Company financial statements. The amounts owed to the Company for reimbursement of servicing advances made in connection with escrows and foreclosure approximated $42.6 million at November 15, 1999, and amounts owed to the Company for reimbursement of servicing advances made in connection with delinquent loans were $9.8 million at November 15, 1999. The escrow and foreclosure servicing advances, which are typically recovered by the servicer of loans over a period of up to two years, were acquired by CitiFinancial Mortgage at a discount of 10.45%. The delinquent interest servicing advances, which are typically repaid to the servicer of loans monthly, were acquired by CitiFinancial Mortgage at a discount of $3.0 million.

The proceeds from the sale of assets were used to repay certain indebtedness of approximately

$68.3 secured by certain assets of the Company upon consummation of the sale of assets to CitiFinancial Mortgage and provide working capital.

After the sale of assets to CitiFinancial Mortgage and the disposition of its remaining subsidiaries, the Company will essentially have no ongoing operating business, but will continue to own assets consisting primarily of cash, accounts receivable, mortgage loans held for sale, interest-only and residual certificates and other assets that are pledged as collateral for the warehouse finance facilities and term debt. The assets remaining after the sale of assets to CitiFinancial Mortgage will be either held or sold by the Company to attempt to realize the maximum value for these assets and repay its obligations, including the warehouse finance facilities and term debt. As the Company has now sold its mortgage servicing business and does not expect to originate any additional loans, its future needs for cash have been greatly decreased. The Company believes it has adequate resources for the limited activity of the Company, although there can be no assurance that the Company will be able to maximize the value of its remaining assets and have adequate proceeds and resources to satisfy its creditors or that the Company will not seek bankruptcy protection in the future.

In addition, the second amended and restated intercreditor agreements described above provide a mechanism for the Company's principal secured creditors who are parties to the intercreditor agreements to release to the Company for its working capital needs a portion of the monthly receipts from the interest-only and residual certificates serving as collateral for those lenders' loans.

RISK MANAGEMENT

The Company purchased and originated mortgage loans through November 15, 1999. The Company has historically sold mortgage loans through securitizations or whole loan sales. At the time of securitization of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or "spread", between the interest rate on the loans and interest rate paid to investors (which typically is priced based on the United States Treasury security with a maturity corresponding to the anticipated life of the loans). Historically, when interest rates rise between the time the Company originates or purchases the loans and the time the loans are priced at securitization, the spread narrows, resulting in a loss in value of the loans. To protect against such losses, in quarters ended prior to October 1998, the Company hedged a portion of the value of the loans through the short sale of United States Treasury securities. Prior to hedging, the Company performed an analysis of its loans taking into account, among other things, interest rates and maturities to determine the amount, type, duration and proportion of each United States Treasury security to sell short so that the risk to value of the loans would be effectively hedged. The Company executed the sale of the United States Treasury securities with large, reputable securities firms and used the proceeds received to acquire United States Treasury securities under repurchase agreements. These securities were designated as hedges in the Company's records and were closed out when the loans were sold.

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

The Company believes that its hedging activities using United States Treasury securities were substantially similar in purpose, scope and execution to customary hedging activities using United States Treasury securities engaged in by several public companies, including its competitors.

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

The Company uses a discount rate of 16% to present value the difference (spread) between (i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a servicing fee. Based on market volatility in the asset-backed markets and the widening of the spreads recently demanded by asset-backed investors to acquire newly issued asset-backed securities, there can be no assurance that discount rates utilized by the Company to present value the spread described above will not change in the future, particularly if the spreads demanded by asset-backed investors to acquire newly issued asset-backed securities continues to increase. An increase in the discount rates used to present value the spread described above of plus 1%, 3% or 5% would result in a corresponding decrease in the value of the interest-only and residual certificates at September 30, 1999 of approximately 2%, 6% and 10%, respectively. A decrease in the discount rates used to present value the spread described above of minus 1%, 3% or 5% would result in an increase in the value of the interest-only and residual certificates at September 30, 1999 of approximately 2%, 7% and 13%, respectively.

INFLATION

Inflation historically has had no material effect on the Company's results of operations. Inflation affects the Company most in the area of loan originations and can have an effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Profitability may be directly affected by the level and fluctuation in interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could have adversely affected the ability of the Company to purchase and originate loans and affect the mix of first and second mortgage loan products. Generally, first mortgage production increases relative to second mortgage production in response to low interest rates and second mortgage production increases relative to first mortgage production during periods of high interest rates. A significant decline in interest rates could have decreased the size of the Company's loan servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent servicing rights and interest-only and residual certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could have required the Company to write down the value of such servicing rights prior to their sale on November 15, 1999 or require the writedown of interest-only and residual certificates which could have a material adverse effect on the Company's results of operations and financial condition. Conversely, lower than anticipated rates of loan prepayments or lower losses could allow the Company to increase the value of interest-only and residual certificates which could have a favorable effect on the Company's results of operations and financial condition. Fluctuating interest rates also may affect the net interest income earned by the Company from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities. In addition, inverse or flattened interest yield curves could have an adverse impact on the profitability of the Company because the loans pooled and sold by the Company have long-term rates, while the senior interests in the related securitization trusts are priced on the basis of intermediate term rates.

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

YEAR 2000

The year 2000 (Y2K) problem is the result of computer programs being written using two digits rather than four to define the applicable year. Thus year 1999 is represented by the number "99" in many software applications. Consequently, on January 1, 2000, the year will revert to "00" in accordance with many non-Y2K compliant applications. To systems that are non-Y2K compliant, the time will seem to have reverted back 100 years. So, when computing basic lengths of time, the Company's computer programs, certain building infrastructure components (including, elevators, alarm systems, telephone networks, sprinkler systems and security access systems) and many additional time-sensitive software that are non-Y2K compliant may recognize a date using "00" as the year 1900. This could result in system failure or miscalculations which could cause personal injury, property damage, disruption of operations and/or delays in payments from borrowers, any or all of which could materially adversely effect the Company's business, financial condition or results of operations.

Beginning in 1998 the Company implemented an internal Y2K compliance task force. The goal of the task force is to minimize the disruptions to the Company's business, which could result from the Y2K problem, and to minimize other liabilities, which the Company might incur in connection with the Y2K problem. The task force consists of existing employees of the Company and an outside consultant hired specifically to address the Company's internal Y2K issues.

The Company has conducted a company-wide assessment of its computer systems and operations infrastructure, and is currently testing its systems to determine their Y2K compliance. The Company presently believes those business-critical computer systems which are not presently Y2K-compliant will have been replaced, upgraded or modified prior to 2000.

Beginning in 1998, the Company initiated communications with third parties whose computer systems' functionality could impact the Company. These communications included a questionnaire requesting specific information from third parties with respect to their systems and services related to Y2K compliance. The responses received ranged from point-by-point responses to the Company's questionnaire, to global response statements estimating compliance target dates, to direct compliance letters. The Company received a 100% response rate in one or more of these forms. All of the Company's material third-party vendors that are not currently compliant have estimated compliance target dates from the end of the second quarter of 1999 to the end of the third quarter of 1999. Based on these responses, the Company believes that the material third-party vendors will be Y2K compliant, although there can be no assurance that this will be the case.

The costs of the Company's Y2K compliance efforts are being funded with cash flows from operations. In total, these costs are not expected to be substantially different from the normal, recurring costs that are incurred for systems development, implementation and maintenance. As a result, these costs are not expected to have a material adverse effect on the Company's financial position, results of operations or cashflows. To date, the Company has spent approximately $300,000 on Y2K compliance and anticipates that Y2K expenses through December 31, 1999 will be less than $500,000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management."

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings -

         IMC is a party to various legal proceedings arising out of the conduct of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of IMC.

         On December 23, 1998, seven former shareholders of Corewest sued IMC in Superior Court of the State of California for the County of Los Angeles claiming IMC agreed to pay them $23.8 million in cancellation of the contingent "earn out" payment, if any, payable by IMC in connection with IMC's purchase of all the outstanding shares of Corewest. In addition, several former shareholders of Corewest alleged certain aspects of employment agreements with the Company were breached. The former shareholders of Corewest, settled their employment agreement claims and agreed to dismiss their claims under that lawsuit and signed mutual, general and irrevocable releases for approximately $1.5 million. The settlement was paid upon the consummation of the Agreement with CitiFinancial Mortgage on November 15, 1999.

         On June 17, 1999, the former shareholders of Central Money Mortgage Co., Inc. ("Central Money Mortgage") sued the Company and its general counsel in U.S. District Court for the State of Maryland claiming failure to perform on certain oral and written representations made in relation to the Company's acquisition of the assets of Central Money Mortgage. The case is in the preliminary stages of discovery; however, based on consultation with legal counsel the Company's management believes there is little merit in the plaintiffs' claims and intends to defend such action vigorously.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities -

         At September 30, 1999, the Company was not in compliance with certain financial covenants related to its credit facilities with Paine Webber Real Estate Securities, Inc., Bear Stearns Home Equity Trust 1996-1, and Aspen Funding Corp. and German American Capital Corporation, subsidiaries of Deutsche Bank of North America Holding Corp. (collectively, the "Significant Lenders"). As described in Note 9 "Events Subsequent to September 30,1999" to the Consolidated Financial Statements included herein, the Company entered into a second amended and restated intercreditor agreements with the Significant Lenders which provide for the Significant Lenders to "stand-still" and keep outstanding balances under their facilities in place, subject to certain conditions, as the Company repays the obligations owed to these lenders according to an agreed upon plan.

         The Company had a $125 million committed warehouse facility with Residential Funding Corporation ("RFC") which bears interest at LIBOR plus 1.25% and expired in August 1999. At September 30, 1999, approximately $29.9 million was outstanding under this facility. The RFC credit facility requires the Company to comply with various financial covenants, including, among other things, minimum net worth tests and a minimum pledged servicing portfolio. At September 30, 1999, the Company's net worth, tangible net worth and pledged servicing portfolio were below the minimum requirements under the covenants of the RFC credit facility.

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



Date:  November 15, 1999           IMC MORTGAGE COMPANY


       By: /s/ Thomas G. Middleton

       Thomas G. Middleton, President, Chief Operating Officer, Assistant Secretary and Director



       By: /s/ Stuart D. Marvin


       Stuart D. Marvin, Chief Financial Officer