Form 10-K405
period 1999-12-31
IMC MORTGAGE CO
filed 2000-03-30
CIK 1012623

===============================================================================



                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURUTIES EXCHANGE ACT OF 1934

         [X]      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM____________ TO____________
                          COMMISSION FILE NO. 333-3954

                              --------------------

                              IMC MORTGAGE COMPANY
               (EXACT NAME OF ISSUER AS SPECIFIED IN ITS CHARTER)

                              --------------------

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

                              --------------------

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

         Indicate by check mark if disclosure of delinquent filer pursuant to
Item 405 of Regulation 2-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of Common Stock held by nonaffiliates of the registrant, based on the closing price of Common Stock as reported by the OTC Electronic Bulletin Board on March 25, 2000, was $7,740,179. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of March 25, 2000, 34,157,380 shares of Common Stock were outstanding.



===============================================================================

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                                     INDEX

              PART I.
Item 1.       Business.................................................................   1
Item 2.       Properties...............................................................  25
Item 3.       Legal Proceedings........................................................  25
Item 4.       Submission of Matters to a Vote of Security Holders.....................   26

              PART II.
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters....  27
Item 6.       Selected Financial Data..................................................  29
Item 7.       Management's Discussion and Analysis of Financial Condition and Results
                 Of Operations.........................................................  32
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk...............  60
Item 8.       Financial Statements and Supplementary Data..............................  61
Item 9.       Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosures.................................................  96

              PART III.
Item 10.      Directors and Executive Officers of the Registrant.......................  98
Item 11.      Executive Compensation................................................... 101
Item 12.      Security Ownership of Certain Beneficial Owners and Management........... 106
Item 13.      Certain Relationships and Related Transactions........................... 107

              PART IV.
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.......... 109
              Signatures............................................................... 110


                                     PART I

FORWARD LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-K are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify forward looking statements by the use of such words as "expect", "estimate", "intend", "project", budget", "forecast", "anticipate", "plan" and similar expressions. Forward looking statements include all statements regarding IMC's expected financial position, results of operations, cash flows, financing plans, business strategies, budgets, capital and other expenditures, competitive positions, plans and objectives of management and markets for stock. All forward looking statements involve risks and uncertainties. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, the demand for IMC's services, competitive factors in the industry in which IMC competes, changes in government regulation, continuing tightening of credit availability to the subprime mortgage industry, early termination of the amended and restated intercreditor agreements or the standstill periods relating to certain of IMC's creditors, increased yield requirements by asset-backed investors, lack of continued availability of IMC's credit facilities, reduction in real estate values, reduced demand for non-conforming loans, changes in underwriting criteria applicable to such loans, prepayment speeds, delinquency and default rates of mortgage loans owned or serviced by IMC, rapid fluctuation in interest rates, risks related to not hedging against loss of value of IMC's mortgage loan inventory, changes which influence the loan securitization and the net interest margin securities (excess cashflow trust) markets generally IMC's success in achieving value in selling its remaining assets and in realizing the value of its interest-only and residual certificates, effects of litigation, warranty claims on previous sales of loans, market forces affecting the price of IMC's common stock and other uncertainties associated with IMC's financial difficulties and other transactions described herein, and other risks identified in IMC Mortgage Company's Securities and Exchange Commission filings.

ITEM 1.  BUSINESS

         IMC Mortgage Company ("IMC" or the "Company") was a specialized consumer finance company engaged in purchasing, originating, servicing and selling home equity loans secured primarily by first liens on one- to four-family residential properties. The Company focused on lending to individuals whose borrowing needs were generally not being served by traditional financial institutions due to such individuals' impaired credit profiles and other factors. Loan proceeds typically were used by such individuals to consolidate debt, to refinance debt, to finance home improvements, to pay educational expenses and for a variety of other uses. By focusing on individuals with impaired credit profiles and by providing prompt responses to their borrowing requests, the Company was able to charge higher interest rates for its loan products than typically were charged by conventional mortgage lenders. References herein to "IMC" or the "Company" mean IMC Mortgage Company, a Florida corporation, and its subsidiaries on a consolidated basis, unless the context otherwise requires. References herein to "CFM" or "CitiFinancial Mortgage" mean CitiFinancial Mortgage Company, an indirectly wholly-owned subsidiary of Citigroup Inc.

         IMC purchased and originated non-conforming home equity loans through a diversified network of correspondents and mortgage loan brokers and on a retail basis through its direct consumer lending effort.

         On November 15, 1999, the Company sold to CFM its mortgage loan servicing business and substantially all of its mortgage loan origination business and recognized a gain of $37.8 million. Accordingly, subsequent to November 15, 1999, the Company no longer purchases, originates or services non-conforming home equity loans. (See "Recent Developments").

         The Company's total revenues decreased from $321.2 million for the year ended December 31, 1998 to $165.1 million for the year ended December 31, 1999, while net loss increased from $100.5 million for the year ended 1998 to a net loss of $335.4 million for the year ended December 31, 1999. Gain on sale of loans, net, represented $205.9 million, or 64.1% of total revenues, for the year ended 1998 and $40.1 million, or 24.3% of total revenues, for the year ended December 31, 1999. Servicing income, net warehouse interest income and other revenues in the aggregate decreased from

$115.3 million, or 35.9% of total revenues, for the year ended 1998 to $87.3 million, or 52.9% of total revenues, for the year ended December 31, 1999.

         IMC sold all of its loans during 1999 through whole loan sales. In prior years IMC sold a majority of its loans through its securitization program and retained the right to service such loans. Since September 30, 1998, the Company has focused on selling its loans through whole loan sales to third parties for cash due to volatility in asset-backed capital markets. The whole loan sales may have been on a servicing retained basis (where IMC retained the right to service the loans after the sale) or a servicing released basis (where IMC sold the right to service the loan). During 1999, IMC completed no securitizations. Through December 31, 1998, IMC had completed twenty-three securitizations totaling $11.5 billion of loans.

         As more fully discussed in "Recent Developments," IMC sold its servicing platform to CFM on November 15, 1999, and therefore serviced no mortgage loans at December 31, 1999. The Company had earned servicing fees on the loans the Company serviced at a rate of 0.50% per year, which fees were payable on a monthly basis, and ancillary fees on the loans it serviced. As of December 31, 1997 and 1998, IMC had a servicing portfolio, including mortgage loans held for sale, of $7.0 billion and $8.9 billion, respectively.

RECENT DEVELOPMENTS

Sale of Certain Assets to CitiFinancial Mortgage

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

         The Company's revolving credit facility with BankBoston, N.A. matured in mid-October 1998 and BankBoston was unwilling to extend the facility. In addition, the Company's residual lenders, which had advanced approximately $276 million to the Company collateralized by its interest-only and residual certificates, proposed to reduce their exposure by making cash margin calls during September and October 1998. Certain of the Company's warehouse lenders holding more than $2 billion in mortgage loans also threatened to make margin calls on their credit lines during September and October 1998.

         As a consequence, in October 1998, the Company, faced with the prospect of a forced liquidation of its assets or bankruptcy and the absence of other alternative sources of capital, entered into a $33 million standby revolving credit facility with Greenwich Street Capital Partners II, L.P. and certain of its affiliates (the "Greenwich Funds"). The facility provided IMC with interim financing for a period of 90 days, which enabled the Company to continue to operate while it sought a substantial source of capital which would either invest funds in the Company or acquire the Company. In return for providing the facility, the Greenwich Funds received a $3.3 million commitment fee and non-voting Class C exchangeable preferred stock representing, in value, the equivalent to 40% of the common equity of the Company. The Class C exchangeable preferred stock is exchangeable for Class D preferred stock, which has voting rights equivalent to 40% of the voting power of the Company. Under the loan facility, the Greenwich Funds may exchange the loans for additional shares of Class C exchangeable preferred stock or shares of Class D preferred stock in an amount representing, in value, up to the equivalent of 50% of the common equity of the Company (in addition to the preferred stock received for providing the facility) (the "Exchange Option"). In addition, upon certain changes in control of the Company, the Greenwich Funds could elect either to
(i) receive payment of the facility, plus accrued interest, and a take-out premium of up to 200% of the average principal amount of the loans outstanding, or (ii) exercise the Exchange Option. The Company and the Greenwich Funds in October 1998 also entered into intercreditor agreements with the Company's significant creditors requiring such creditors to "standstill" for up to 90 days.

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

         On July 14, 1999, the Company entered into an Agreement (the "Agreement") to sell certain assets to CitiFinancial Mortgage, an indirectly wholly-owned subsidiary of Citigroup Inc. The Agreement was approved by the Company's Board of Directors on July 30, 1999 and, as a result, the Acquisition Agreement with the Greenwich Funds terminated. Consequently, the Greenwich Funds was not obligated to provide an additional $35 million of loans to the Company.

         The shareholders of the Company approved the Agreement with CitiFinancial Mortgage at a special meeting of shareholders on November 12, 1999.

         On November 15, 1999 the Company sold to CFM its mortgage loan servicing business and substantially all of its mortgage loan origination business. The Company received $96 million in cash from CitiFinancial Mortgage for the sale of its mortgage servicing rights related to mortgage loans which have been securitized, its mortgage loan origination business and real property consisting of the Company's Tampa, Florida headquarters building and the Company's leased facilities at its Ft. Washington, Pennsylvania, Cherry Hill, New Jersey and Cincinnati, Ohio office locations. Additionally, all furniture, fixtures and equipment and other personal property located at the premises described above were included in the purchase. Substantially all of the employees at the locations referred to above were offered employment by CitiFinancial Mortgage. Under the terms of the Agreement, the Company will receive an additional $4 million of sales proceeds over the next two years from CitiFinancial Mortgage for this sale if certain conditions are met.

         In addition to the purchase price of $100 million, CitiFinancial Mortgage reimbursed the Company for servicing advances made by the Company in its capacity as servicer. As servicer of these loans, the Company was required to advance certain interest and escrow amounts to the securitization trusts for delinquent mortgagors and to pay expenses related to foreclosure activities. The Company then collected the amounts from the mortgagors or from the proceeds from liquidation of foreclosed properties. The amounts owed to the Company for reimbursement of the servicing advances made in connection with escrows and foreclosure were $42.6 million at November 15, 1999 and amounts owed to the Company for reimbursement of servicing advances made in connection with delinquent interest payments were $9.8 million. The escrow and foreclosure servicing advances, which are typically recovered by the servicer of loans over a period of up to two years, were acquired for cash by CitiFinancial Mortgage at a discount of 10.45%. The delinquent interest servicing advances, which are typically repaid to the servicer of loans monthly, were acquired for cash by CitiFinancial Mortgage at a discount of $3.0 million.

         The proceeds from the sale of assets to CitiFinancial Mortgage were used to repay certain indebtedness of approximately $68.3 million secured by certain assets of the Company and provide working capital.

         Since November 15, 1999, substantially all of the Company's cash and cash equivalents are restricted by escrow agreements on behalf of certain creditors or pursuant to the second amended and restated intercreditor agreements described in Note 3 of Notes to Consolidated Financial Statements included herein.

         After the sale of assets to CitiFinancial Mortgage and the disposition of its remaining subsidiaries, the Company essentially has no ongoing operating business, but will continue to own assets consisting primarily of cash, accounts receivable, mortgage loans held for sale, interest-only and residual certificates and other assets that are pledged as collateral for the warehouse finance facilities and term debt. The assets remaining after the sale of assets to CitiFinancial Mortgage will be either held or sold by the Company to attempt to realize the maximum value for these assets and repay its obligations, including the warehouse finance facilities and term debt. If the Company receives sufficient proceeds from these remaining assets to repay its obligations, any remaining proceeds will be used first to redeem the Company's preferred shareholders and then to make payments to the Company's common shareholders. The Company did not make any payment to its preferred or common shareholders upon the consummation of the sale of assets to CitiFinancial Mortgage, and the Company believes that any payment to its shareholders in the future is unlikely but will ultimately depend upon the proceeds received from the remaining assets. If any proceeds remain for the Company's common shareholders, these proceeds would be available only after the repayment of the Company's obligations and the redemption of the Company's preferred stock, which are not expected to be made for several years. There can be no assurance that the Company will be able to maximize the value of its remaining assets and have adequate proceeds and resources to satisfy its creditors and provide any value to the Company's shareholders or that the Company will not seek bankruptcy protection in the future.

         Simultaneously, the Company, the Significant Lenders and the Greenwich Funds entered into second amended and restated intercreditor agreements. Under these agreements, the Lenders agreed to keep their respective facilities in place so long as the obligations owed to those lenders are repaid in accordance with the terms of these agreements and certain events of default as described in these agreements do not occur.

         The Company is no longer originating mortgage loans and has no intention of doing so again. However the following table shows channels of loan purchases and originations for the periods shown:

                                                                                    Year Ended
                                                                                    December 31,
                                                       -------------------------------------------------------------------
                                                         1995           1996           1997           1998            1999
                                                         ----           ----           ----           ----            ----

Correspondent :
      Principal balance (in millions)................  $  544       $  1,582       $  4,342       $  3,839       $     81
      Average principal balance per loan
          (in thousands).............................      62             66             73             67             55
      Weighted average loan-to-value
          ratio(1)(2)................................      70.6%          72.8%          75.6%          76.9%          76.3%
        Weighted average interest rate...............      12.1%          11.5%          11.0%          10.7%          10.4%
Broker:
      Principal balance (in millions)................  $   67       $    121       $    782       $  1,393       $    632
      Average principal balance per loan
          (in thousands).............................      47             54             71             72             82
      Weighted average loan-to-value
           ratio(1)(2)...............................      72.6%          73.4%          76.9%          78.9%          80.6%
      Weighted average interest rate.................      12.0%          11.5%          10.7%          10.3%           9.6%
Direct consumer loan originations:
      Principal balance (in millions)................  $   11       $     67       $    769       $    945       $    296
      Average principal balance per loan
          (in thousands).............................      49             58             68             71             86
      Weighted average loan-to-value
         ratio(1)(2).................................      72.6%          72.5%          71.9%          74.5%          77.3%
      Weighted average interest rate.................      11.7           10.7%          10.7%           9.6%           8.9%
 Total loan purchases and originations:
      Principal balance (in millions)................  $  622       $  1,770       $  5,893       $  6,177       $  1,010
      Average principal balance per loan
          (in thousands).............................      60             65             71             69             86
      Weighted average loan-to-value
          ratio(1)(2)(3).............................      70.9%          72.9%          75.3%          77.0%          79.3%
      Weighted average interest rate.................      12.1%          11.5%          10.9%          10.4%           9.5%



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

(2) The weighted average loan-to-value ratio had increased due to increasing competition in the non-conforming home equity loan market and an increase since 1995 in the percentage of the Company's loans in the "A" Risk category (see "-- Loans -- Loan Underwriting"). "A" Risk loans generally involve higher loan-to-value ratios than other categories of non-conforming loans.

(3) Includes loans with loan-to-value ratios between 80% and 100% in the amount of approximately $173 million, or 28%, $700 million, or 40%, $2.8 billion, or 48%, $3.4 billion, or 55%, $629 million or 62% of total purchases and originations , for the years ended December 31, 1995, 1996, 1997, 1998, and 1999 respectively. The increase in loan purchases and originations with loan-to-value ratios between 80% and 100% since 1995 was primarily related to the increase in purchases and originations of "A" Risk loans as a percentage of total loans purchased and originated.

            The following table shows channels of loan purchases and originations on a quarterly basis for the fiscal quarters shown:


                                                                           Three Months Ended
                                    -----------------------------------------------------------------------------------------------
                                    March 31,  June 30, September 30, December 31, March 31,  June 30, September 30,   December 31,
                                      1998       1998       1998         1998       1999        1999       1999           1999
                                     ------     ------     ------        ----       -----       ----       ----           ----
Correspondent:
   Principal balance (in millions).  $1,161     $1,309     $1,248        $121       $   9       $ 39       $ 24           $ 9
Average principal balance
     per loan (in thousands).......      67         68         67          65          35         60         60            73
Weighted average loan-to-
     value ratio(1)(2).............      76.6%      76.9%      77.0%       76.7%       74.8%      75.4%      77.6%         78.2%
   Weighted average interest
     rate..........................      10.9%      10.7%      10.6%       10.5%       10.6%      10.3%      10.3%         10.9%
Broker:
   Principal balance (in millions).  $  315     $  376     $  403        $299       $ 202       $209       $180           $41
   Average principal balance
     per loan (in thousands).......      75         78         72          74          85         87         81            68
   Weighted average loan-to-
     value ratio(1)(2).............      77.2%      78.0%      80.0%       79.6%       79.0%      80.3%      82.3%         82.1%
   Weighted average interest
     rate..........................      10.3%      10.3%      10.4%       10.2%        9.4%       9.4%       9.9%         10.6%
Direct consumer loan originations:
   Principal balance (in millions).  $  221     $  251     $  263        $211       $ 141       $ 94       $ 58           $ 3
   Average principal balance
     per loan (in thousands).......      81         77         72          75          86         83         88            48
   Weighted average loan-to-
     value ratio(1)(2).............      72.7%      72.6%      76.7%       76.8%       76.8%      77.4%      78.2%         76.3%
   Weighted average interest
     rate..........................       9.8%       9.8%       9.6%        9.2%        8.9%       8.6%       9.2%          9.5%
Total loan purchases and
 originations:
   Principal balance (in millions).  $1,698     $1,936     $1,913        $631       $ 352       $342       $263           $53
  Average principal balance
     per loan (in thousands).......      69         71         69          72          82         77         80            67
   Weighted average loan-to-
     value ratio(1)(2)(3)..........      76.2%      76.4%      77.6%       78.1%       78.0%      79.0%      81.00         81.1%
   Weighted average interest
      rate.........................      10.6%      10.5%      10.5%        9.9%        9.3%       9.3%       9.8%         10.6%


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

(2) The weighted average loan-to-value ratio had increased due to increasing competition in the non-conforming home equity loan market and an increase since 1995 in the percentage of the Company's loans in the "A" Risk category (see "-- Loans -- Loan Underwriting"). "A" Risk loans generally involve higher loan-to-value ratios than other categories of non-conforming loans.

(3) Includes loans with loan-to-value ratios between 80% and 100% in the amount of approximately $173 million, or 28%, $700 million, or 40%, $2.8 billion, or 48%, $3.4 billion, or 55%, $629 million or 62% of total purchases and originations for the years ended December 31,1995, 1996, 1997, 1998, and 1999 respectively. The increase in loan purchases and originations with loan-to-value ratios between 80% and 100% since 1995 was primarily related to the increase in purchases and originations of "A" Risk loans as a percentage of total loans purchased and originated.

The following table shows lien position, weighted average interest rates and loan-to-value ratios for the periods shown.


                                                                              Year Ended
                                                                             December 31,

                                                          1995       1996       1997       1998       1999
                                                          ----       ----       ----       ----       ----

First mortgages:
    Percentage of total purchases and originations....    77.0%      90.3%      92.1%      92.8%      94.2%
    Weighted average interest rate....................    12.1       11.4       10.8       10.3        9.6%
    Weighted average loan-to-value ratio(1)...........    70.7       72.6       75.2       76.7       79.4
Second mortgages:
    Percentage of total purchases and originations....    23.0%       9.7%       7.9%       7.3%       5.8%
    Weighted average interest rate....................    12.4       12.2       12.4       11.9       11.8
    Weighted average loan-to-value ratio(1)...........    71.7       75.6       78.5       81.6       84.4


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

         Correspondents. While IMC no longer originates mortgage loans, the largest percentage of IMC's loan volume through September 30, 1998 was purchased through correspondents. For the year ended December 31, 1999 and the three-month period ending December 31, 1998 loan volume purchased from correspondents decreased significantly due to the lack of liquidity available to IMC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". For the years ended December 31, 1995, 1996, 1997, 1998, and 1999 IMC purchased loans through its mortgage correspondent network totaling approximately $544 million, $1.6 billion, $4.3 billion, $3.8 billion, and $81.6 million respectively. Total loans originated through correspondents represented 87.5%, 89.4%, 73.7%, 62.1% and 8.1% of total loans purchased and originated for the years ended December 31, 1995, 1996, 1997, 1998, and 1999 respectively.

         When IMC was acquiring correspondent production, IMC had a list of approved correspondents from which it would purchase loans on a wholesale basis. Prior to approving a financial institution or mortgage banker as a loan correspondent, IMC performed an investigation of, among other things, the proposed correspondent's lending operations, its licensing or registration and the performance of its previously originated loans. The investigation typically included contacting the agency that licenses or registers such loan correspondent and other purchasers of the correspondent's loans and reviewing the correspondent's financial statements. IMC required that the correspondent remain current on all licenses required by federal and state laws and regulations and that it maintained sufficient equity to fund its loan operations. IMC periodically reviewed and updated the information it had relating to each approved correspondent to ensure that all legal requirements were current and that lending operations continued to meet IMC's standards.

         Before purchasing loans from correspondents, IMC required that each loan correspondent enter into a purchase and sale agreement with customary representations and warranties regarding such loans. Correspondents would then sell loans to IMC either on a flow basis or through block sales. IMC would make a flow basis purchase when a correspondent approached IMC with the application of a prospective borrower. Because the correspondent had not yet granted a loan, IMC had the opportunity to preapprove the loan. In the preapproval process, the correspondent provided IMC with information about the borrower and the collateral for the potential loan, including the applicant's credit, employment history, current assets and liabilities, a copy of recent tax returns and the estimated property value of the collateral. If IMC preapproved the loan, the correspondent lent to the borrower pursuant to certain IMC guidelines. After the correspondent had made the loan, IMC purchased the loan from the correspondent. A block purchase occurred when the correspondent had made numerous loans without seeking preapproval from IMC. The correspondent offered a block of loans to IMC and IMC would purchase those loans in the block that met its underwriting standards. At the time of purchase, IMC generally paid the correspondent a premium, representing a value in excess of the par value of the loans (par value representing the unpaid principal balance of the loan amount). In its purchase agreements with its correspondents, IMC required its correspondents to rebate premium payments if loans sold to IMC were prepaid within a specified period of time after the sale. As of December 31, 1998 and 1999, premium rebates due to IMC were $4.3 million and $271,000, respectively. IMC has similar obligations for premium rebates on loans which IMC has sold to third parties.

         Brokers. While IMC no longer originates mortgage loans, for the years ended December 31, 1995, 1996, 1997, 1998, and 1999, IMC originated approximately $67 million, $121 million, $782 million, $1.4 billion, and $632 million respectively, of loans through broker transactions. Total loans purchased and originated through broker transactions represented 10.7%, 6.8%, 13.3%, 22.5% and 62.6% of the total loans purchased and originated for the years ended December 31, 1995, 1996, 1997, 1998, and 1999 respectively. As with correspondents, IMC maintained an approved list of brokers. Brokers became part of IMC's network after IMC performed a license and credit check. If a broker was approved, IMC would accept loan applications from the broker for prospective borrowers. Because brokers would submit loan applications to several prospective lenders simultaneously, IMC made every effort to provide a quick response. IMC would process each application obtained by a broker from a prospective borrower and grant or deny preliminary approval of the application generally within one business day. In the case of an application denial, IMC would make all reasonable attempts to ensure that there was no missing information concerning the borrower that might change the decision on the loan. In addition, IMC emphasized service to the broker and loan applicant by having loan processors follow the loan from the time of the initial application, through the underwriting verification and audit process to the funding and closing process.

         Direct Consumer Loans. While IMC no longer originates mortgage loans, for the years ended December 31, 1995, 1996, 1997, 1998, and 1999, IMC originated approximately $11 million, $67 million, $769 million, $945 million and $296 million of loans, respectively directly with borrowers. Total loans originated directly to borrowers through its retail branch offices represented 1.8%, 3.8%, 13.0%, 15.3% and 29.3% of the total loans purchased and originated for the years ended December 31, 1995, 1996, 1997, 1998 and 1999, respectively.

         Because borrowers would submit loan applications to several prospective lenders simultaneously, IMC attempted to provide a quick response. IMC would process each application from a borrower and grant or deny preliminary approval for the application generally within one business day from receipt of the application.

         Geographic Distribution of Loans. Although IMC was licensed or registered in all 50 states, the District of Columbia and Puerto Rico, it had historically concentrated its business in the Mid-Atlantic States. While this concentration had declined, New York contributed 12.4%, 14.0%, 12.6%, 8.8% and 2.3% of total loans purchased and originated for the years ended December 31, 1995, 1996, 1997, 1998, and 1999, respectively. IMC is in the process of withdrawing substantially all of its licenses.

         The following table shows geographic distribution of loan purchases and originations for the periods shown.

                                              Year Ended
                                             December 31,
                              -----------------------------------------
                               1995     1996     1997     1998     1999
                               ----     ----     ----     ----     ----

States:
         Florida............    6.2%     6.7%     7.3%     7.6%    12.9%
         Illinois...........    3.0      4.3      5.9      6.0     12.6
         California.........    0.3      3.0      7.4      6.3     11.6
         Michigan...........    8.8      7.8      7.1      8.2      6.7
         Pennsylvania.......    4.3      3.8      5.1      5.3      4.2
         Ohio...............    4.7      4.3      4.9      6.0      3.6
         New York...........   12.4     14.0     12.6      8.8      2.3
         Maryland...........   12.8      7.3      5.2      3.1      2.2
         New Jersey.........    9.9      7.6      4.5      3.9      1.3
         All other states...   37.6     41.2     40.0     44.8     42.6



LOAN UNDERWRITING

         While IMC no longer originates mortgage loans and has no intention of doing so, the following describes IMC's prior origination process:

         Prior to 1999, IMC's origination volume had typically been generated primarily from correspondents selling loans to IMC either on a flow basis or through block sales. For correspondents and brokers that originated loans on a flow basis, IMC provided them with its underwriting guidelines. Loan applications received from correspondents and brokers on a flow basis were classified according to certain characteristics including available collateral, loan size, debt ratio, loan-to-value ratio and the credit history of the applicant. Loan applicants with less favorable credit ratings generally were offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings. IMC also purchased loans on a block sale basis, in which a correspondent made several loans without the preapproval of the Company and offered them to the Company for block purchase. Because IMC only chose loans that met its underwriting requirements and reunderwrote them, block loans followed the same underwriting guidelines as flow loans purchased.

         IMC maintained a staff of experienced underwriters strategically placed across the country. IMC's loan application and approval process generally was conducted via facsimile submission of the credit application to IMC's underwriters. An underwriter reviewed the applicant's credit history based on the information contained in the application and reports available from credit reporting bureaus in order to determine if the applicant's credit history was acceptable under IMC's underwriting guidelines. Based on this review, the underwriter assigned a preliminary rating to the application. The proposed terms of the loan were then communicated to the correspondent or broker responsible for the application who in turn discussed the proposal with the loan applicant. When a potential borrower applied for a loan through a branch office, the underwriter would discuss the proposal directly with the applicant. IMC endeavored to respond, and in most cases did respond, to the correspondent, broker or borrower within one business day after the application was received. If the applicant accepts the proposed terms, the underwriter would contact the broker or the loan applicant to gather additional information necessary for the closing and funding of the loan.

         All loan applicants had an appraisal of their collateral property prior to closing the loan. IMC required correspondents and brokers to use licensed appraisers that were listed on or qualify for IMC's approved appraiser list. IMC approved appraisers based upon a review of sample appraisals, professional experience, education, membership in related professional organizations, client recommendations and review of the appraiser's experience with the particular types of properties that typically secured IMC's loans. In the case of loans purchased in blocks, if an appraiser that was not approved by IMC performed an appraisal, IMC would review the appraisal and accept it if the appraisal met its underwriting standards.

         The decision to provide a loan to an applicant was based upon the value of the underlying collateral, the applicant's creditworthiness and IMC's evaluation of the applicant's ability and intent to repay the loan. A number of factors determined a loan applicant's creditworthiness, including debt ratios (the borrower's average monthly expenses for debts, including fixed monthly expenses for housing, taxes and installment debt, as a percentage of gross monthly income), payment history on existing mortgages and the combined loan-to-value ratio for all existing mortgages on a property.

         Assessment of the applicant's ability to pay was one of the principal elements in distinguishing IMC's lending from methods employed by traditional lenders, such as thrift institutions and commercial banks. All lenders utilize debt ratios and loan-to-value ratios in the approval process. Many lenders simply use software packages to score an applicant for loan approval and fund the loan after auditing the data provided by the borrower. In contrast, IMC employed experienced non-conforming mortgage loan underwriters which scrutinized an applicant's credit profile and evaluated whether an impaired credit history was a result of previous adverse circumstances or a continuing inability or unwillingness to meet credit obligations in a timely manner. Personal circumstances including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing would often impair an applicant's credit record. Among IMC's services was the ability to identify and assist this type of borrower in the establishment of improved credit. Upon completion of the loan's underwriting and processing, the closing of the loan was scheduled with a closing attorney or agent approved by IMC. The closing attorney or agent was responsible for completing the loan transaction in accordance with applicable law and IMC's operating procedures. Title insurance that insures IMC's interest as mortgagee and evidence of adequate homeowner's insurance naming IMC as an additional insured was required on all loans.

         IMC had established classifications with respect to the credit profiles of loans based on certain of the applicant's characteristics. Each loan applicant was placed into one of four letter ratings "A" through "D," with subratings within those categories. Ratings were based upon a number of factors including the applicant's credit history, the value of the property and the applicant's employment status, and were subject to the discretion of IMC's underwriting staff. Terms of loans made by IMC, as well as the maximum loan-to-value ratio and debt service-to-income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), varied depending upon the classification of the borrower. Borrowers with lower credit ratings generally paid higher interest rates and loan origination fees. The general criteria used by IMC's underwriting staff in classifying loan applicants are set forth below.


                                        "A" RISK               "B" RISK               "C" RISK               "D"  RISK
                                        ------------------     -------------------    ------------------     ------------------

 General repayment...................   Had repaid              Had generally         May have               May have
                                        installment             repaid                experienced            experienced
                                        or revolving debt       installment or        significant past       significant past
                                                                revolving credit      credit problems        credit problems

 Existing mortgage loans.............   Current at              Current at            May not have been      Must have been
                                        application time        application time      current at             paid in full from
                                        and a maximum           and a maximum         application time       loan proceeds
                                        of two 30-day           of three 30-day       and a maximum          and no more
                                        late payments in        late payments in      of one 60-day          than 149 days
                                        the last 12             in the last 12        late payment           delinquent at
                                        months                  months                in the last 12         closing and an
                                                                                      months                 explanation is
                                                                                                             required


Non-mortgage credit.................    Minor                   Some prior            Significant prior      Significant prior
                                        derogatory items        defaults allowed      delinquencies          defaults may
                                        allowed with a          but major credit      may have               have occurred,
                                        letter of               or installment        occurred, but if       but must
                                        explanation; no         debt paid as          major credit or        demonstrate an
                                        open collection         agreed may            installment debt       ability to
                                        accounts or             offset some           in recent periods      maintain
                                        charge-offs,            delinquency;          have been paid         regularity in
                                        judgements or           open charge-offs,     as agreed, may         payment of
                                        liens                   judgements or         offset some            credit
                                                                liens are             significant prior
                                                                permitted on a        delinquency
                                                                case-by-case          obligations in
                                                                basis                 the past

Bankruptcy filings..................    Discharged more         Discharged more       Discharged more        Discharged
                                        than two years          than two years        than one year          prior to closing
                                        prior to closing        prior to closing      prior to closing
                                        and credit              and credit            and credit
                                        reestablished           reestablished         reestablished

Debt service-to-income ratio........    Generally 50%           Generally 50%         Generally 50%          Generally 50%
                                        or less                 or less               or less                or less



                                        "A" RISK               "B" RISK               "C" RISK               "D"  RISK
                                        ------------------     -------------------    ------------------     ------------------

Maximum loan-to-value ratio:

Owner-occupied......................    Up to 100% for a       Generally 80%          Generally 75%          Generally 65%
                                        one- to two-           (or 85%*) for a        (or 80% for first      (or 70% for
                                        family residence;      one- to two-           liens*) for a          first liens*)
                                        75% for a              family residence;      one- to two-           for a one- to
                                        condominium            70% for a              family residence;      two-family
                                        and for a three-       condominium            60% for a              residence; 60%
                                        to four- family        and for a three-       condominium;           for a three-
                                        residence              to four- family        60% for a three-       to four-family
                                                               residence              to four-family         residence or
                                                                                      residence              condominium

Non-owner-occupied.................     Generally 70%          Generally 70%          Generally 60%          N/A
                                        for a one- to          for a one- to          for a one- to
                                        four-family            two-family             two-family
                                        residence              residence              residence

*    On an exception basis.


         The Company used the foregoing categories and characteristics as guidelines only. On a case-by-case basis, the Company would determine if the prospective borrower warranted an exception. Exceptions were generally allowed if the application reflected certain compensating factors such as loan-to-value ratio, debt ratio, length of employment and other factors. For example, a higher debt ratio may have been acceptable with a lower loan-to-value ratio. Accordingly, the Company would classify in a more favorable risk category certain mortgage loans that, in the absence of such compensating factors, would satisfy only the criteria of a less favorable risk category.

         The following table sets forth certain information with respect to loans purchased and originated by borrower classification, along with weighted average coupons, for the periods shown.


                                                             Year Ended December 31,
                -------------------------------------------------------------------------------------------------------------------
                       1995                  1996                    1997                     1998                  1999
                ------------------   ---------------------  ----------------------   ----------------------  ----------------------
                             Weighted              Weighted                 Weighted                 Weighted              Weighted
Borrower               % of  Average         % of  Average           % of   Average          % of    Average        % of   Average
Classification  Total Total  Coupon  Total  Total   Coupon  Total   Total   Coupon   Total   Total   Coupon  Total  Total  Coupon
--------------  ----  -----   ----   -----  -----   ------  ------  -----   ------   ------  -----   ------  -----  -----  --------
                                                               (Dollars in millions)

A Risk.......   $276   44.4%  11.4%   $883   49.9%   10.9%  $3,156   53.6%    10.4%  $3,404   55.1%    9.9%   $715   70.7%    9.4%
B Risk.......    177   28.5   12.0     443   25.0    11.5    1,377   23.4     10.9    1,487   24.1%   10.6     173   17.2    10.4
C Risk.......    126   20.2   13.0     338   19.1    12.3    1,092   18.5     11.7    1,079   17.5%   11.3     105   10.4    10.8
D Risk.......     43    6.9   14.4     106    6.0    13.6      268    4.5     13.1      206    3.3%   12.6      17    1.7    12.1
                ----  -----   ----  ------  -----    ----   ------  -----     ----   ------  -----    ----  ------  -----    ----
   Total.....   $622  100.0%  12.1  $1,770  100.0%   11.5   $5,893  100.0%    10.9%  $6,176  100.0%   10.4% $1,010  100.0%   10.7%
                ====  =====   ====  ======  =====    ====   ======  =====     ====   ======  =====    ====  ======  =====    ====

         The weighted average loan-to-value ratio of the Company's loans had increased due to increasing competition in the non-conforming home equity loan market and an increase since 1995 in the percentage of the Company's loans in the "A" Risk category. Loans with loan-to-value ratios in excess of 80% amounted to approximately $173 million, or 28%, $700 million, or 40%, $2.8 billion, or 48%, $3.4 billion, or 55% and $629 million or 62% of total purchases and originations, for the years ended December 31, 1995, 1996, 1997, 1998, and 1999, respectively. The increase in loan purchased and originated with loan-to-value ratios between 80% and 100% since 1995 was primarily related to the increase in purchases and originations of "A" Risk loans as a percentage of total loans purchased and originated.

LOAN SALES

         Typically, IMC sold the loans it purchased or originated through one of two methods: (i) securitization, which involved the private placement or public offering of pass-through mortgage-backed securities; and (ii) whole loan sales, which involved selling blocks of loans to single purchasers. This dual approach was intended to allow IMC the flexibility to better manage its cash flow, take advantage of favorable conditions in either the securitization or whole loan market when selling its loan production, and attempt to diversify its exposure to the potential volatility of the capital markets. Due to volatility in asset-backed capital markets since September 30, 1998, IMC had focused on selling its loans through whole loan sales to third parties. For the years ended December 31, 1995, 1996, 1997, 1998, and 1999, IMC sold approximately $459 million, $1.1 billion, $5.0 billion, $6.7 billion and $1.5 billion of loan production, respectively.

         The following table sets forth certain information with respect to loans sold by channel for the periods shown.




                                                  Year Ended December 31,
                      ----------------------------------------------------------------------------
                          1995           1996            1997            1998            1999
                      ------------   -------------   -------------   -------------   -------------
                             % of            % of            % of            % of            % of
                      Total  Total   Total   Total   Total   Total   Total   Total   Total   Total
                      -----  -----   ------  -----   ------  -----   ------  -----   ------  -----
                                                 (Dollars in millions)

Securitizations...... $388    84.7%     935   87.9%  $4,858   97.1%  $5,117   77.0%  $  ---   -- -%
Whole loan sales.....   71    15.3      129   12.1      145    2.9    1,530   23.0    1.456  100.0

   Total loan sales.. $459   100.0%  $1,064  100.0%  $5,003  100.0%  $6,647  100.0%  $1,456  100.0%
                      ====   =====   ======  =====   ======  =====   ======  =====   ======  =====


         Securitizations. During 1999, IMC completed no securitizations. Through December 31, 1998, the Company completed twenty-three securitizations totaling approximately $11.4 billion. During the year ended December 31, 1998, IMC sold $5.1 billion of its loan volume through securitizations. The majority of loans sold through securitizations during the year ended December 31, 1998 were sold during the first nine months of the year prior to the significant volatility in the asset-backed and other capital markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources". IMC marketed its loan inventory through securitization when management believed that employing that strategy would create greater long-term economic benefit and the company had access to liquidity to support the securitization process. See "Liquidity and Capital Resources". When IMC securitized loans, it typically sold a portfolio of loans to a "real estate mortgage investment conduit" (a "REMIC") or owner trust that issued classes of certificates representing undivided ownership interests in the income stream to the trust. IMC may be required either to repurchase or to replace loans which do not conform to the representations and warranties made by IMC in the pooling and servicing agreements entered into when a portfolio of loans was sold through a securitization. Prior to November 15, 1999, when the Company acted in the capacity as servicer for the securitization trusts, the Company collected and remitted principal and interest payments to the appropriate trust, which in turn passed through payments to certificate owners. IMC typically retained the servicing rights and an interest in the interest-only and residual classes of certificates of the trust.

         The purchasers of trust certificates received a credit-enhanced security. Credit enhancement was generally achieved by subordination of a subsidiary class of bonds to senior classes or an insurance policy by a monoline insurance company. As a result, each offering of the senior REMIC pass-through certificates had received ratings of AAA from Standard & Poor's and Aaa from Moody's Investors Service. In addition, credit enhancement was provided by over-collateralization, which was intended to result in receipts and collections on the loans in excess of the amounts required to be distributed to certificate holders of the senior interests. Although expected loss was calculated into the pricing of the sale of loans to the trust, to the extent that borrowers default on the payment of principal and interest above the expected rate of default, such loss will reduce the value of the Company's interest-only and residual class certificate. If payment defaults exceed the amount of over-collateralization, the insurance policy maintained by the trust or a subordinate class should pay any further losses experienced by certificate holders of the senior interests in the trust.

         Whole Loan Sales. Beginning in the fourth quarter of 1998, IMC began selling more loans on a whole loan sale basis to attempt to partially offset its inability during this time to favorably access the capital markets. See "Management's

Discussion and Analysis of Financial Conditions and Results of Operations" and "Liquidity and Capital Resources." Upon the sale of a loan portfolio, IMC generally received a premium, representing a value in excess of the par value of the loans (par value representing the unpaid principal balance of the loan amount). IMC attempted to maximize its premium on whole loan sale revenue by closely monitoring institutional investors' requirements and focusing on originating the types of loans that meet those requirements and for which institutional purchasers tended to pay higher rates.

         IMC typically sold its loans to various institutional investors on a non-recourse basis with customary representations and warranties covering loans sold. IMC may be required to repurchase a loan in the event that its representations and warranties with respect to such loans prove to be inaccurate. IMC would agree to rebate a portion of the premium earned if a loan is prepaid during a limited period of time after sale, usually twelve months.

LOAN SERVICING AND COLLECTIONS

         IMC had been a servicer of loans from April 1, 1994 to November 15, 1999, when IMC sold its servicing rights. IMC's loan servicing operation was divided into three departments: (i) collections; (ii) customer service for both borrowers and investors; and (iii) tax, insurance and tax and insurance escrow. These departments monitored loans, collected payments due from borrowers, remitted principal and interest payments to current owners of loans and paid taxes and insurance. The collections department furnished reports and enforced the holder's rights, which included recovering delinquent payments, instituting loan foreclosures and liquidating the underlying collateral. IMC retained the servicing rights to approximately $401 million, $963 million, $4.9 billion, $4.5 billion and $0 billion , or 87.3%, 90.5%, 97.1%, 68.0%, and 0% of the loans it sold in 1995, 1996, 1997, 1998, and 1999, respectively.

         As more fully discussed in "Recent Developments," IMC sold its servicing platform to CitiFinancial Mortgage on November 15, 1999, and therefore serviced no mortgage loans at December 31, 1999. As of December 31, 1998, IMC was servicing loans representing an aggregate principal of approximately $8.9 billion. Revenues generated from loan servicing amounted to 7.8%, 10.3%, 8.6%, 14.1%, and 25.3% of IMC's total revenues for the years ended December 31, 1995, 1996, 1997,1998, and 1999, respectively.

         IMC's collections policy was designed to identify payment problems early to permit IMC to address delinquency problems quickly and, when necessary, to act to preserve equity before a property goes into foreclosure.

         Collection procedures commenced upon identification of a past due account by IMC's automated servicing system. If a payment due from a borrower was delinquent, generally a collector would telephone to remind the borrower of the payment. Five days after any payment was due, generally a written notice of delinquency was sent to the borrower. Eleven days after payment was due, generally the account was automatically placed in the appropriate collector's queue and the collector would send a late notice to the borrower. During the delinquency period, the collector would continue to frequently contact the borrower. Company collectors had computer access to telephone numbers, payment histories, loan information and all past collection notes. All collection activity, including the date collection letters were sent and detailed notes on the substance of each collection telephone call, was entered into a permanent collection history for each account.

         IMC also tracked and maintained homeowners' insurance information. Expiration reports were generated listing all policies scheduled to expire. When policies lapsed, a letter was issued advising the borrower of the lapse and that IMC would obtain force-placed insurance at the borrower's expense. IMC also had an insurance policy in place that provided coverage automatically for IMC in the event that IMC failed to obtain force-placed insurance.

         Notwithstanding the above, charge-offs occur. Prior to a foreclosure sale, IMC performed a foreclosure analysis with respect to the mortgaged property to determine the value of the mortgaged property and the bid that IMC would make at the foreclosure sale. This analysis included: (i) a current valuation of the property obtained through a drive-by appraisal conducted by an independent appraiser; (ii) an estimate of the sale price of the mortgaged property obtained by sending two local realtors to inspect the property; (iii) an evaluation of the amount owed, if any, to a senior mortgagee and for real real estate taxes; and (iv) an analysis of marketing time, required repairs and other costs, such as real estate broker fees, that would be incurred in connection with the foreclosure sale.

         All foreclosures were assigned to outside counsel located in the same state as the secured property. Bankruptcies filed by borrowers were also assigned to appropriate local counsels who were required to provide monthly reports on each loan file.

         The following table provides certain delinquency and default experience as a percentage of outstanding principal balances of IMC's servicing portfolio for the periods shown.


                                                               At December 31,                     At September 30,
                                               --------------------------------------------------------------------
                                                 1995        1996         1997          1998             1999(3)
                                               ------------------------------------------------        ----------
Servicing portfolio (in thousands)...........  $535,798   $2,148,068   $6,956,905    $8,887,163        $6,386,911
Delinquency percentages(1):
            30-59 days.......................      2.54%        3.01%        2.35%         4.15%             3.86%
            60-89 days.......................      0.59         1.01         1.21          1.25              0.95
            90+ days.........................      0.30         1.28         1.84          1.15              1.60
                                                   ----         ----         ----         -----             -----
                 Total delinquency...........      3.43%        5.30%        5.40%         6.55%             6.41%
                                                   ----         ----         ----         -----             -----

Default percentages(2):
            Foreclosure                            0.75%        0.94%        1.42%         4.84%             6.60%
            Bankruptcy                             0.25         0.53         0.73          2.30              4.41
                                                   ----         ----         ----         -----             -----
                 Total default                     1.00%        1.47%        2.15%         7.14%            11.01%
                                                   ----         ----         ----         -----             -----
                 Total delinquency and default     4.43%        6.77%        7.55%        13.69%            17.42%
                                                   ====         ====         ====         =====             =====

(1) Represents the percentages of account balances contractually past due, exclusive of home equity loans in foreclosure, bankruptcy and real estate owned.

(2) Represents the percentages of account balances on loans in foreclosure and bankruptcy, exclusive of real estate owned.

(3) Represents last quarter ended prior to the sale of IMC's servicing portfolio to CitiFinancial Mortgage on November 15, 1999 (see "Recent Developments").

            The following table provides certain delinquency and default experience as a percentage of outstanding principal balance for the seven quarters ended September 30, 1999, if applicable, for each of the Company's securitization trusts completed through December 31, 1998, prior to any potential recoveries:


     DELINQUENCY AND DEFAULTS FOR THE COMPANY'S SECURITIZATIONS(1)(2)(3)(4)
                             (DOLLARS IN THOUSANDS)

                               1994-1                 1995-1                 1995-2                 1995-3
                        -------------------    -------------------    -------------------    --------------------

As of March 31,
1998:
Delinquency:
30-59 days...........   $ 1,087       3.46%    $ 1,146       2.99%    $ 1,086       2.26%    $ 1,329       1.94%
60-89 days...........       190       0.60         727       1.89         410       0.85         932       1.36
90+ days.............       567       1.81       1,161       3.02       1,518       3.16       1,423       2.08
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $ 1,844       5.87%    $ 3,034       7.90%    $ 3,014       6.27%    $ 3,684       5.38%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $ 2,242       7.14%    $ 2,365       6.16%    $ 5,194      10.80%    $ 4,507       6.57%
                        =======       ====     =======      =====     =======      =====     =======      =====


As of June 30,
1998:
Delinquency:
30-59 days...........   $ 1,060       3.75%        757       2.16%    $ 1,452       3.35%    $ 1,410       2.26%
60-89 days...........       367       1.30         521       1.48         926       2.14         527       0.85
90+ days.............       480       1.70         774       2.21       1,603       3.70         932       1.50
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $ 1,907       6.75%      2,052       5.85%    $ 3,981       9.19%    $ 2,869       4.61%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $ 1,992       7.05%      2,178       6.21%    $ 4,559      10.52%    $ 4,724       7.59%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of September 30,
1998:
Delinquency:
30-59 days...........   $   639       2.46%    $ 1,095       3.45%    $ 1,077       2.75%      1,234       2.17%
60-89 days...........       179       0.69         339       1.07         350       0.89         571       1.00
90+ days.............       308       1.19         637       2.00         697       1.78         935       1.64
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $ 1,126       4.34%    $ 2,071       6.52%    $ 2,124       5.42%    $ 2,740       4.81%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $ 2,169       8.37%    $ 2,794       8.79%    $ 4,585      11.70%    $ 4,780       8.40%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of December 31,
1998:
Delinquency:
30-59 days...........   $ 1,644       6.69%    $ 1,809       6.27%    $   978       2.78%    $ 2,011       3.81%
60-89 days...........       144       0.59         278       0.96         327       0.93         575       1.09
90+ days.............       432       1.76         572       1.98         917       2.60         983       1.86
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $ 2,220       9.04%    $ 2,659       9.21%    $ 2,222       6.31%    $ 3,569       6.76%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $ 2,048       8.34     $ 3,086      10.69%    $ 4,540      12.89%    $ 4,809       9.10%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of March 31,
1999:
Delinquency:
30-59 days...........   $   639       2.86%    $   716       2.61%    $   759       2.35%    $ 2,061       4.29%
60-89 days...........        82       0.37         204       0.74         457       1.41         391       0.81
90+ days.............       569       2.54         701       2.55         438       1.35         678       1.41
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $ 1,290       5.77%    $ 1,621       5.90%    $ 1,654       5.11%    $ 3,130       6.51%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $ 2,227       9.96%    $ 2,603       9.48%    $ 4,643      14.36%    $ 4,662       9.71%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of June 30,
1999:
Delinquency:
30-59 days...........   $   665       3.20%    $   878       3.52%    $   855       2.91%    $ 2,193       5.05%
60-89 days...........        82       0.39         179       0.72         180       0.61         429       0.99
90+ days.............       769       3.70         397       1.59         634       2.16         340       0.78
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $ 1,516       7.29%    $ 1,454       5.83%    $ 1,669       5.68%    $ 2,962       6.82%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $ 2,010       9.67%    $ 2,591      10.38%    $ 3,959      13.48%    $ 4,253       9.79%
                        =======       ====     =======      =====     =======      =====     =======      =====

                               1994-1                 1995-1                 1995-2                 1995-3
                        -------------------    -------------------    -------------------    --------------------

As of September  30,
1999:
Delinquency:
30-59 days...........   $   497       2.67%    $   987       4.38%    $ 1,060       4.00%    $ 1,425       3.57%
60-89 days...........       258       1.38         190       0.84         181       0.68         512       1.28
90+ days.............       324       1.74         433       1.92         735       2.77         735       1.84
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $ 1,079       5.79%    $ 1,610       7.14%    $ 1,976       7.45%    $ 2,672       6.69%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $ 2,364      12.68%    $ 2,287      10.15%    $ 3,960      14.94%    $ 4,386      10.98%
                        =======       ====     =======      =====     =======      =====     =======      =====


                               1996-1                 1996-2                 1996-3                 1996-4
                        -------------------    -------------------    -------------------    --------------------

As of March  31, 1998:
Delinquency:
30-59 days...........   $ 1,871       2.14%    $ 2,471       2.27%    $ 3,350       2.21%    $ 4,131       2.13%
60-89 days...........     1,135       1.30       1,902       1.74       1,606       1.06       3,227       1.66
90+ days.............     1,862       2.13       3,067       2.81       3,025       2.00       5,085       2.62
                        -------       ----     -------      -----     -------      -----     -------      -----
   Total.............   $ 4,868       5.57%    $ 7,440       6.82%    $ 7,981       5.27%    $12,443       6.41%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $ 6,719       7.67%    $ 7,832       7.18%    $ 9,624       6.36%    $12,856       6.63%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of June 30, 1998:
Delinquency:
30-59 days...........   $ 2,182       2.74%    $ 2,544       2.56%    $ 3,643       2.66%      4,451       2.55%
60-89 days...........       638       0.80       1,259       1.27       1,623       1.18       2,442       1.40
90+ days.............     1,913       2.40       2,303       2.32       5,596       4.08       4,823       2.76
                        -------       ----     -------      -----     -------      -----     -------      -----
   Total.............   $ 4,733       5.94%    $ 6,106       6.15%    $10,862       7.92%    $11,716       6.71%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $ 6,510       8.17%    $ 7,635       7.68%    $ 6,434       4.70%    $14,544       8.34%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of September 30,
1998:
Delinquency:
30-59 days...........   $ 2,182       2.86%    $ 3,894       4.33%    $ 2,679       2.16%    $ 4,942       3.14%
60-89 days...........     1,216       1.66       1,134       1.26       1,276       1.03       2,342       1.49
90+ days.............     1,802       2.46       1,632       1.81       1,584       1.27       2,984       1.90
                        -------       ----     -------      -----     -------      -----     -------      -----
   Total.............   $ 5,200       6.98%    $ 6,660       7.40%    $ 5,539       4.46%    $10,268       6.53%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $ 6,999       9.54%    $ 7,901       8.78%    $10,052       8.09%    $16,363       9.47%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of December 31,
1998:
Delinquency:
30-59 days...........   $ 3,595       5.38%    $ 3,293       3.95%    $ 2,916       2.56%    $ 9,728       6.77%
60-89 days...........       758       1.13       1,453       1.74       1,513       1.33       2,056       1.43
90+ days.............       703       1.05         951       1.14       2,135       1.87       2,436       1.70
                        -------       ----     -------      -----     -------      -----     -------      -----
   Total.............   $ 5,056       7.56%    $ 5,697       6.83%    $ 6,564       5.76%    $14,220       9.90%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $ 7,912      11.84%    $ 9,322      11.19%    $ 9,340       8.19%    $15,769      10.97%
                        =======      =====     =======      =====     =======      =====     =======      =====

As of March 31, 1999:
Delinquency:
30-59 days...........   $ 2,518       4.15%    $ 3,135       4.14%    $ 1,832       1.76%      7,283       5.44%
60-89 days...........       619       1.02         854       1.13         690       0.66       2,207       1.65
90+ days.............     1,244       2.05       1,708       2.25       1,771       1.70       3,061       2.29
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $ 4,381       7.22%    $ 5,697       7.52%    $ 4,293       4.12%    $12,551       9.38%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $ 7,892       13.0%    $ 8,994      11.87%    $ 9,500       9.12%    $ 14,88      11.11%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of June 30, 1999:
Delinquency:
30-59 days...........   $ 2,500       4.46%    $ 2,987       4.35%    $ 2,930       3.13%    $ 6,028       4.95%
60-89 days...........       514       0.91         389       0.57         526       0.56       1,908       1.57
90+ days.............       768       1.36       1,440       2.10       1,317       1.41       2,280       1.87
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $ 3,782       6.73%    $ 4,816       7.02%    $ 4,773       5.10%    $10,216       8.39%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $ 6,760      11.99%    $ 7,726      11.26%    $ 8,733       9.32%    $12,934      10.61%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of September  30,
1999:
Delinquency:
30-59 days...........   $ 1,359       2.65%    $ 2,768       4.42%    $ 2,663       3.09%    $ 5,215       4.69%
60-89 days...........       337       0.66         547       0.87         712       0.83       1,221       1.10
90+ days.............     1,359       2.65         891       1.42       2,079       2.41       2,810       2.53
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $ 3,055       5.96%    $ 4,206       6.71%    $ 5,454       6.33%    $ 9,246       8.32%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $ 5,813      11.34%    $ 6,665      10.64%    $ 9,462      10.97%    $10,933       9.83%
                        =======       ====     =======      =====     =======      =====     =======      =====


                               1997-1                 1997-2                 1997-3                 1997-4
                        -------------------    -------------------    -------------------    --------------------

As of March 31, 1998:
Delinquency:
30-59 days...........   $ 5,082       2.36%    $ 6,455       2.26%    $16,418       2.46%    $10,057       2.04%
60-89 days...........     3,147       1.46       3,046       1.07       9,904       1.49       6,282       1.27
90 days and over.....     5,482       2.55       7,382       2.59      18,208       2.73       7,097       1.44
                        -------       ----     -------      -----     -------      -----     -------      -----
   Total.............   $13,711       6.37%    $16,883       5.92%    $44,530       6.68%    $23,436       4.75%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $13,938       6.48%    $16,247       5.70%    $27,276       4.09%    $13,346       2.71%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of June 30, 1998:
Delinquency:
30-59 days...........   $ 7,154       3.72%    $ 7,196       2.82%    $12,192       2.01%    $ 8,607       1.95%
60-89 days...........     1,664       0.87       4,280       1.68       6,172       1.02       2,866       0.65
90 days and over.....     4,282       2.23       5,760       2.26      12,916       2.13       3,778       0.86
                        -------       ----     -------      -----     -------      -----     -------      -----
   Total.............   $13,100       6.82%    $17,236       6.76%    $31,280       5.16%    $15,251       3.46%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $14,319       7.46%    $19,844       7.79%    $38,627       6.38%    $21,135       4.79%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of September 30,
1998:
Delinquency:
30-59 days...........   $ 6,642       3.85%    $ 9,213       3.98%    $17,851       3.23%    $15,362       3.92%
60-89 days...........     1,514       0.88       2,469       1.07       6,684       1.21       3,007       0.77
90 days and over.....     2,725       1.58       3,061       1.32       9,373       1.69       2,305       0.59
                        -------       ----     -------      -----     -------      -----     -------      -----
   Total.............   $10,881       6.31%    $14,743       6.37%    $33,908       6.13%    $20,674       5.28%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $16,363       9.47%    $24,404      10.54%    $45,138       8.16%    $24,105       6.15%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of December 31,
1998:
Delinquency:
30-59 days...........   $10,131       6.48%    $10,026       4.70%    $29,033       5.74%    $15,832       4.47%
60-89 days...........     2,447       1.57       3,520       1.65       7,743       1.53       4,663       1.32
90 days and over.....     3,051       1.95       4,043       1.89       7,258       1.43       3,037       0.86
                        -------       ----     -------      -----     -------      -----     -------      -----
   Total.............   $15,629      10.00%    $17,589       8.24%    $44,034       8.70%    $23,532       6.65%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $15,815      10.12%    $24,495      11.48%    $53,514      10.58%    $25,218       7.12%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of March 31, 1999:
Delinquency:
30-59 days...........   $ 5,102       3.61%    $ 8,815       4.22%    $17,814       3.85%    $13,335       4.28%
60-89 days...........     1,833       1.30       1,969       1.01       6,134       1.33       2,838       0.91
90+ days.............     2,598       1.84       3,354       1.73      11,965       2.59       2,372       0.76
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $ 9,533       6.75     $14,138       6.96%    $35,913       7.77%    $18,545       5.95%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $16,047      11.34%    $23,046      11.88%    $50,541      10.93%    $27,023       8.68%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of June 30, 1999:
Delinquency:
30-59 days...........   $ 7,121       5.52%    $ 7,113       4.08%    $17,922       4.24%    $11,713       4.58%
60-89 days...........     1,131       0.88       1,475       0.85       4,945       1.17       2,313       0.91
 90+ days............     2,680       2.08       3,789       2.17       8,028       1.90       2,591       1.01
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $10,932       8.48%    $12,377       7.10%    $30,895       7.31%    $16,617       6.50%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $14,761      11.43%    $18,785      10.77%    $50,695      12.00%    $18,333       7.18%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of September  30,
1999:
Delinquency:
30-59 days...........   $ 5,424       4.66%    $ 5,526       3.50%    $13,144       3.43%    $ 8,673       4.06%
60-89 days...........       574       0.49       1,324       0.84       3,537       0.92       2,573       1.21
90+ days.............     3,092       2.66       4,817       3.05       8,430       2.20       2,367       1.11
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $ 9,090       7.81%    $11,667       7.39%    $25,111       6.55%    $13,613       6.38%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $14,149      12.16%    $18,748      11.86%    $48,419      12.62%    $20,358       9.54%
                        =======       ====     =======      =====     =======      =====     =======      =====


                               1997-5                 1997-6                 1997-7                 1997-8
                        -------------------    -------------------    -------------------    --------------------
As of March 31, 1998:
Delinquency:
30-59 days...........   $14,416       1.61%    $14,155       2.18%    $11,048       1.49%    $ 3,647       1.24%
60-89 days...........     9,541       1.07       5,824       0.90       6,713       0.91       2,795       0.95
90 days and over.....    12,144       1.36      11,600       1.79      18,006       2.43       4,400       1.49
                        -------       ----     -------      -----     -------      -----     -------      -----
   Total.............   $36,101       4.04%    $31,579       4.87%    $35,767       4.83%    $10,842       3.68%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $24,842       2.78%    $17,358       2.68%    $ 5,085       0.69%    $ 2,096       0.71%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of June 30, 1998:
Delinquency:
30-59 days...........   $17,801       2.14%    $12,423       2.07%    $13,752       1.95%    $ 5,262       1.89%
60-89 days...........    10,478       1.26       6,705       1.12       6,842       0.97       2,474       0.89
90 days and over.....    10,140       1.22       7,043       1.17      10,158       1.44       2,233       0.80
                        -------       ----     -------      -----     -------      -----     -------      -----
   Total.............   $38,419       4.62%    $26,171       4.36%    $30,752       4.36%    $ 9,969       3.58%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $37,962       4.57%    $27,957       4.66%    $22,228       3.15%    $ 6,613       2.37%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of September 30,
1998:
Delinquency:
30-59 days...........   $24,358       3.23%    $20,991       3.99%    $17,497       2.69%    $ 7,296       2.87%
60-89 days...........     7,345       0.97       6,032       1.15       5,159       0.79       1,950       0.77
90 days and over.....     6,139       0.81       3,654       0.69       4,300       0.66       1,442       0.57
                        -------       ----     -------      -----     -------      -----     -------      -----
   Total.............   $37,842       5.01%    $30,677       5.83%    $26,956       4.14%    $10,688       4.21%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $49,919       6.61%    $35,475       6.74%    $35,269       5.42%    $10,917       4.29%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of December 31,
1998:
Delinquency:
30-59 days...........   $34,998       5.10%    $20,975       4.47%    $24,574       4.15%    $ 7,731       3.40%
60-89 days...........    10,605       1.54       7,314       1.56       7,034       1.19       3,178       1.40
90 days and over.....    11,019       1.60       3,676       0.78       7,768       1.31       2,508       1.10
                        -------       ----     -------      -----     -------      -----     -------      -----
   Total.............   $56,622       8.24%    $31,965       6.81%    $39,376       6.65%    $13,417       5.90%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $51,917       7.56%    $42,484       9.06%    $38,454       6.50%    $11,996       5.27%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of March 31, 1999:
Delinquency:
30-59 days...........   $23,592       3.72%    $13,849       3.26%    $14,654       2.68%    $ 5,232       2.52%
60-89 days...........     7,175       1.13       4,550       1.07       3,577       0.65       1,485       0.72
90+ days.............    10,967       1.73       6,547       1.54       8,328       1.52       1,406       0.68
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $41,734       6.58%    $24,946       5.87%    $26,559       4.85%    $ 8,123       3.92%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $56,378       8.88%    $39,104       9.20%    $39,711       7.26%    $14,788       7.14%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of June 30, 1999:
Delinquency:
30-59 days...........   $25,195       4.32%    $13,675       3.68%    $17,764       3.55%    $ 4,492       2.43%
60-89 days...........     4,829       0.83       2,927       0.79       4,175       0.84       1,444       0.78
90+ days.............    11,811       2.03       4,086       1.10       6,784       1.36       1,248       0.67
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $41,835       7.18%    $20,688       5.57%    $28,723       5.75%    $ 7,184       3.88%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $54,071       9.28%    $35,790       9.64%    $37,977       7.60%    $11,904       6.43%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of September 30,
1999:
Delinquency:
30-59 days...........   $22,917       4.33%    $12,870       4.29%    $18,765       4.12%    $ 5,237       3.38%
60-89 days...........     4,256       0.80       3,156       1.05       4,639       1.02         707       0.46
90+ days.............     9,985       1.89       4,535       1.51       8,899       1.96       1,467       0.95
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $37,158       7.02%    $20,561       6.85%    $32,303       7.10%    $ 7,411       4.79%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $62,921      11.89%    $30,948      10.32%    $41,089       9.03%    $12,932       8.34%
                        =======       ====     =======      =====     =======      =====     =======      =====


                               1998-1                 1998-2                 1998-3                 1998-4
                        -------------------    -------------------    -------------------    --------------------
As of March 31, 1998:
Delinquency:
30-59 days...........   $23,065       2.63%    $17,703       3.54%
60-89 days...........     8,098       0.92       7,163       1.43
90 days and over.....       803       0.09           0       0.00
                        -------       ----     -------      -----
   Total.............   $31,966       3.64     $24,866       4.97%
                        =======       ====     =======      =====
Total defaults.......   $   144       0.02%    $    47       0.01%
                        =======       ====     =======      =====
As of June 30, 1998:
Delinquency:
30-59 days...........   $12,677       1.33%    $ 7,395       1.13%    $22,454       2.63%    $15,258
60-89 days...........     7,145       0.75       5,497       0.84       7,319       0.86       4,762
90 days and over.....     7,790       0.81       6,930       1.06         932       0.11       1,789
                        -------       ----     -------      -----     -------      -----     -------
   Total.............   $27,612       2.89%    $19,822       3.03%    $30,705       3.60%    $21,809
                        =======       ====     =======      =====     =======      =====     =======
Total defaults.......   $ 9,116       0.95%    $ 7,810       1.19%    $   157       0.02%    $   829
                        =======       ====     =======      =====     =======      =====     =======

As of September 30,
1998:
Delinquency:
30-59 days...........   $22,049       2.42%    $19,202       3.21%    $19,725       2.07%    $13,815       2.43%
60-89 days...........     8,284       0.91       6,581       1.10       7,735       0.77       6,160       1.08
90 days and over.....     4,586       0.50       3,795       0.64       3,667       0.39       2,761       0.48
                        -------       ----     -------      -----     -------      -----     -------      -----
   Total.............   $34,919       3.83%    $29,578       4.95%    $31,127       3.23%    $22,736       3.99%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $23,585       2.59%    $20,586       3.45%    $15,765       1.66%    $11,743       2.06%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of December 31,
1998:
Delinquency:
30-59 days...........   $34,541       4.10%    $28,357       5.24%    $35,041       3.89%    $15,830       2.98%
60-89 days...........    10,248       1.22       8,408       1.55       9,236       1.02       6,244       1.17
90 days and over.....     6,994       0.83       2,204       0.41       3,666       0.41       2,277       0.43
                        -------       ----     -------      -----     -------      -----     -------      -----
   Total.............   $51,783       6.15%    $38,969       7.20%    $47,943       5.32%    $24,351       4.58%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $32,722       3.89%    $31,148       5.76%    $27,815       3.09%    $24,197       4.55%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of March 31, 1999:
Delinquency:
30-59 days...........   $24,005       3.11%    $16,235       3.40%    $25,929       3.07%    $14,032       2.86%
60-89 days...........     4,586       0.59       6,044       1.26       2,105       0.25       4,902       1.00
90+ days.............     8,215       1.06       5,026       1.05       8,391       0.99       4,853       0.99
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $36,806       4.76%    $27,305       5.71%    $36,425       4.31%    $23,787       4.85%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $38,527       4.98%    $31,455       6.58%    $31,260       3.70%    $23,651       4.82%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of June 30, 1999:
Delinquency:
30-59 days...........   $22,609       3.20%    $15,276       3.65%    $30,090       3.92%    $15,726       3.66%
60-89 days...........     3,780       0.53       6,128       1.46       6,383       0.83       5,605       1.30
90+ days.............     8,624       1.22       5,780       1.38       7,729       1.01       3,809       0.89
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $35,013       4.95%    $27,184       6.49%    $44,202       5.76%    $25,140       5.85%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $40,875       5.78%    $31,304       7.47%    $33,871       4.41%    $25,026       5.82%
                        =======       ====     =======      =====     =======      =====     =======      =====

As of September  30,
1999:
Delinquency:
30-59 days...........   $21,449       3.31%    $12,828       3.48%    $29,044       4.15%    $13,912       3.68%
60-89 days...........     4,781       0.74       4,135       1.12       7,355       1.05       4,254       1.13
90+ days.............    10,104       1.56       7,052       1.91       9,397       1.34       4,030       1.07
                        -------       ----     -------      -----     -------      -----     -------      -----
 Total...............   $36,334       5.61%    $24,015       6.51%    $45,796       6.54%    $22,196       5.88%
                        =======       ====     =======      =====     =======      =====     =======      =====
Total defaults.......   $47,776       7.37%    $31,643       8.58%    $36,918       5.28%    $26,683       7.07%
                        =======       ====     =======      =====     =======      =====     =======      =====


                               1998-5                 1998-6
                        -------------------    -------------------

As of September 30,
1998:
Delinquency:
30-59 days...........   $10,787       2.19%    $20,095       2.88%
60-89 days...........     3,915       0.79       4,167       0.60
90 days and over.....       400       0.10         174       0.02
                        -------       ----     -------      -----
   Total.............   $15,102       3.08%    $24,436       3.50%
                        =======       ====     =======      =====
Total defaults.......   $   500       0.10%    $   212       0.03%
                        =======       ====     =======      =====

As of December 31,
1998:
Delinquency:
30-59 days...........   $17,227       3.63%    $25,606       3.81%
60-89 days...........     5,841       1.23       7,869       1.17
90 days and over.....     1,254       0.26       2,266       0.34
                        -------       ----     -------      -----
   Total.............   $24,322       5.12%    $35,741       5.32%
                        =======       ====     =======      =====
Totals defaults......   $ 7,973       1.68%    $11,637       1.73%
                        =======       ====     =======      =====

As of March 31, 1999:
Delinquency:
30-59 days...........   $12,796       2.83%    $18,530       2.87%
60-89 days...........     3,634       0.81       4,649       0.72
90+ days.............     3,608       0.80       6,239       0.97
                        -------       ----     -------      -----
 Total...............   $20,038       4.44%    $29,418       4.56%
                        =======       ====     =======      =====
Total defaults.......   $11,178       2.48%    $17,148       2.66%
                        =======       ====     =======      =====

As of June 30, 1999:
Delinquency:
30-59 days...........   $14,387       3.50%    $22,367       3.71%
60-89 days...........     4,402       1.07       7,447       1.24
90+ days.............     2,645       0.64       5,626       0.93
                        -------       ----     -------      -----
 Total...............   $21,434       5.21%    $35,440       5.88%
                        =======       ====     =======      =====
Total defaults.......   $14,443       3.51%    $22,389       3.72%
                        =======       ====     =======      =====

As of September  30,
1999:
Delinquency:
30-59 days...........   $13,311       3.57%    $22,516       4.10%
60-89 days...........     3,400       0.91       5,900       1.07
90+ days.............     3,343       0.90       6,274       1.14
                        -------       ----     -------      -----
 Total...............   $20,054       5.38%    $34,690       6.31%
                        =======       ====     =======      =====
Total defaults.......   $17,268       4.63%    $26,006       5.39%
                        =======       ====     =======      =====


(1) Delinquency is the dollar value of account balances contractually past due, excluding loans in foreclosure, bankruptcy and real estate owned.

(2) Defaults are the dollar value of account balances contractually past due on loans in foreclosure and bankruptcy, exclusive of real estate owned.

(3) The percentage of loans with loan-to-value ratios between 80% and 100% included in the 1994-1, 1995-1, 1995-2, 1995-3, 1996-1, 1996-2, 1996-3,
     1996-4, 1997-1, 1997-2, 1997-3, 1997-4, 1997-5, 1997-6, 1997-7, 1997-8,
     1998-1,1998-2, 1998-3, 1998-4, 1998-5, 1998-6, and 1998-7 securitization trusts, as of the closing date of each securitization, was 24.2%, 32.4%, 26.6%, 10.4%, 11.0% 12.2%, 15.7%, 18.3%, 18.0%, 20.4%, 24.2%, 21.92%,
     29.08%, 29.56%, 29.55%, 30.38%, 27.3%, 24.4%, 31.2%, 26.5%, 32.1%, 28.8%
     and 26.6%, respectively. The LTV's are calculated as of the origination date of each mortgage loan based on the appraised value at the time of origination.

(4) The quarter ended September 30, 1999 represents the last full fiscal quarter prior to the sale of IMC's mortgage loan servicing business to CitiFinancial Mortgage on November 15, 1999 (see "Recent Developments").

         The following table describes certain loan loss experience of IMC's servicing portfolio of home equity loans for the fiscal years ended December 31, 1995, 1996, 1997, 1998 and the period ended September 30, 1999.


                                                                                                                          Nine
                                                                                    Year Ended                        Months Ended
                                                                                    December 31,                     September 30,
                                                                 -------------------------------------------------   -------------
                                                                   1995         1996        1997           1998         1999(3)
                                                                 ---------   ----------   ----------    ----------   -------------
                                                                              (Dollars in thousands)
Average amount outstanding(1).................................   $ 294,252   $1,207,172   $4,315,238    $9,073,680    $7,542,146
Losses(2).....................................................         279        1,580        6,274        22,272        55,928
Annualized losses as a percentage of average
   amount outstanding.........................................        0.09%        0.13%        0.15%         0.25%         0.99%

(1) Average amount outstanding during the period is the arithmetic average of the principal balances of home equity loans outstanding serviced by the Company on the last business day of each month during the period.

(2) Losses are actual losses incurred on liquidated properties for each respective period. Losses include all principal, foreclosure costs and accrued interest.

(3) Represents nine months ended September 30, 1999, the last full fiscal quarter ended prior to sale of IMC's mortgage loan servicing business to CitiFinancial Mortgage on November 15, 1999 (see "Recent Developments").

MARKETING

         Correspondent and Broker Networks. While IMC no longer markets loan origination services, marketing to correspondents and brokers was conducted through IMC's business development representatives who established and maintained relationships with IMC's principal sources of loan purchases and originations, including financial institutions and mortgage bankers. The business development representatives provided various levels of information and assistance to correspondents and brokers and were principally responsible for maintaining IMC's relationships with its networks. Business development representatives endeavored to increase the volume of loan originations from brokers and correspondents located within the geographic territory assigned to that representative. The representatives visited customers' offices, attended trade shows and supervised advertisements in broker trade magazines. The representatives also provided IMC with information relating to correspondents, borrowers and brokers and products and pricing offered by competitors and new market entrants, all of which assisted IMC in refining its programs in order to offer competitive products. The business development representatives were typically compensated with a base salary and commissions based on the volume of loans that were purchased or originated as a result of their efforts.

         Direct Consumer Lending. As of December 31, 1999, IMC had no branch offices ("See Acquisitions and Disposal of Acquisitions"). While IMC no longer markets loan origination services, as of December 31, 1998, IMC marketed its direct consumer lending services through more than 80 branch offices. IMC's direct consumer loan strategy involved: (i) targeting cities where the population density and economic indicators were favorable for home equity lending, the foreclosure rate was within reasonable ranges and the non-conforming loan market appears to have been undeserved; (ii) testing the target market prior to the establishment of a branch office, and where local regulations permit, via newspaper, radio and direct mail advertising and through a toll-free telephone number which routed borrower inquiries directly to a loan officer in one of the Company's regional offices; (iii) if test marketing is positive, establishing a small branch office, generally with an initial staff of two business development representatives; and (iv) setting up branch offices in executive office space with short-term leases, which eliminates high startup costs for office equipment, furniture and leasehold improvement and allowed IMC to exit the market easily if the office does not meet expectations. The branch office network was used for marketing to and meeting with IMC's local borrowers and brokers.

ACQUISITIONS AND DISPOSAL OF ACQUISITIONS

         The Company had actively pursued a strategy of acquiring originators of non-conforming home equity loans. IMC's acquisition strategy focused on entities that originated non-conforming mortgages either directly from the consumer or through broker networks. In 1996, IMC acquired Equitystars and in January and February 1997 completed the acquisitions of Mortgage America, CoreWest, Equity Mortgage and American Reduction. In July 1997, IMC acquired National Lending Center and Central Money Mortgage. In October and November 1997, IMC acquired Residential Mortgage Corporation and Alternative Capital Group. As a result of the volatility of the capital markets and severely reduced or unavailable liquidity, IMC did not acquire any originators of non-conforming home equity loans during 1998 or 1999 and has no present intent of acquiring any other originators of loans.

         Each of the foregoing acquisitions made in 1996 and 1997 had been accounted for under the purchase method of accounting and the results of operations have been included with those of the Company from the dates of acquisition. The fair value of the acquired companies' assets approximated the liabilities assumed and accordingly, the majority of the initial purchase prices had been recorded as goodwill which was being amortized on a straight line basis for periods of up to thirty (30) years. The aggregate purchase price for the eight acquisitions completed in 1997 included gross cash of approximately $20.9 million, approximately 5.0 million shares of the Company's common stock, $13.2 million of notes payable to former owners of the acquired companies and assumption of a stock option plan which resulted in the issuance of options to acquire 334,596 shares of the Company's common stock. The aggregate fair value of assets acquired was approximately $71.2 million and liabilities assumed approximated $70.4 million. The Company recorded goodwill of approximately $87.0 million related to these acquisitions. Most of the acquisitions included earn-out arrangements that provided for additional consideration if the acquired company achieved certain performance targets after the acquisition. Additional purchase price of approximately $5.6 million was recorded as goodwill during the year ended December 31, 1997 related to the contingent payment terms of the acquisitions.

         The Company sold to CFM, among other things, substantially all of its correspondent and broker origination loan business conducted in Tampa, Florida, Ft. Washington, Pennsylvania, Cherry Hill, New Jersey and Cincinnati, Ohio. The remaining loan origination business, which primarily consisted of broker and direct originations, has performed by eight operating subsidiaries. Since the agreement with CFM entered into on July 13, 1999 did not include these subsidiaries, and due to reduced or unavailable liquidity, on July 26, 1999, the Company's Board of Directors approved a formal plan to dispose of the eight subsidiaries. The Company recorded a goodwill impairment charges of $85.4 million during 1999 relating to the formal plan to dispose of the eight operating subsidiaries. Additional charges incurred or accrued relating to, among other things, disposal of assets and costs of disposal are included in other charges in the accompanying Consolidated Statements of Operations for the year ended December 31, 1999. At December 31, 1999, the Company had substantially completed the disposal of all eight operating activities.

INTERNATIONAL OPERATIONS

         In March 1996, the Company entered into an agreement to form a joint venture (Preferred Mortgages Limited) in the United Kingdom to originate and purchase mortgages made to borrowers who may not otherwise qualify for conventional loans for the purpose of securitization and sale. Under the agreement, the Company and a second party each owned 45% of the joint venture, and a third party owned the remaining 10%. The Company's original investment in the joint venture's stock was for $1.0 million and a note receivable from the joint venture for $1.0 million. Subsequent to the original investment, the Company made net advances to the joint venture and recorded its pro-rata share of the losses from the joint venture. The Company's net investment in the joint venture on June 30, 1999 was $4.1 million. On June 30, 1999, the Company entered into an agreement to sell its interest in the joint venture to one of its partners. Under the terms of sale agreement, the Company received $1.5 million in exchange for its interest in the joint venture, including all shares, notes receivable, advances and interest due from the joint venture. The sale resulted in a loss of approximately $2.6 million, which is included in other charges in the accompanying Consolidated Statements of Operations for the year ended December 31, 1999.

         In June 1997, the Company's wholly-owned subsidiary IMC Mortgage Company Canada LTD ("IMC Canada") began operations in the Canadian Province of Ontario to serve the non-conforming home equity market in the Toronto marketplace. On August 12, 1999, the Company sold IMC Canada to a third party. The net proceeds from the disposition approximated the current carrying value of IMC Canada. The financial position and results of operations of IMC Canada were not material in relation to the financial position or results of operations of the Company.

COMPETITION

         As a purchaser and originator of mortgage loans the proceeds of which were used for a variety of purposes, including to consolidate debt, refinance debt, to finance home improvements and to pay educational expenses, the Company faced intense competition primarily from other mortgage banking companies and commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Many of these competitors were substantially larger and had more capital and other resources than the Company. Furthermore, numerous large national finance companies and originators of conforming mortgages had expanded from their conforming origination programs and had allocated resources to the origination of non-conforming loans. In addition, many of these larger mortgage companies and commercial banks had begun to offer products similar to those offered by the Company, targeting customers similar to those of the Company. The entrance of these competitors into the Company's market required the Company to pay higher premiums for loans it purchased, increased the likelihood of earlier prepayments through refinancings and had an adverse effect on the Company's results of operations and financial condition. In addition, competition had also resulted in the purchase or origination of loans with lower interest rates and higher loan-to-value ratios, which had an adverse effect on the Company's results of operations and financial condition. Premiums paid to correspondents as a percentage of loans purchased from correspondents by the Company remained relatively constant at 5.3% for the years ended December 31, 1997 and 1998; however, since the fourth quarter of 1998, the Company curtailed its purchases from correspondents and significantly reduced the premiums paid to correspondents as a percent of loans from correspondents due to volatility of the capital markets and severely reduced or unavailable liquidity. The weighted average interest rate for loans purchased or originated by the Company decreased from 12.1% for the year ended December 31, 1995 to 11.5% for the year ended December 31, 1996 to 10.9% for the year ended December 31, 1997 to 10.4% for the year ended December 31, 1998 and 9.7% for the year ended December 31, 1999. The combined weighted average loan-to-value ratio of loans purchased or originated by the Company increased from 70.9% for the year ended December 31, 1995 to 72.9% for the year ended December 31, 1996 to 75.3% for the year ended December 31, 1997 to 78.1% for the year ended December 31, 1998 and 79.7% for the year ended December 31, 1999.

         Competition takes many forms, including convenience in obtaining a loan, service, marketing and distribution channels and interest rates. Competition is typically affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have "locked-in" low borrowing costs had a competitive advantage. During periods of declining rates, competitors would solicit the Company's borrowers to refinance their loans. During economic slowdowns or recessions, the Company's borrowers may have new financial difficulties and would have been receptive to offers by the Company's competitors.

         The Company depended largely on brokers, financial institutions and other mortgage bankers for its purchases and originations of new loans. The Company's competitors also sought to establish relationships with the Company's brokers and financial institutions and other mortgage bankers. The Company became more exposed to fluctuations in the volume and cost of its wholesale loans resulting from competition from other purchasers of such loans, market conditions and other factors.

REGULATION

         IMC's business was subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and was subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. IMC's consumer lending activities were subject to the Federal Truth-in-

Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), ECOA, the Fair Credit Reporting Act of 1994, as amended, RESPA, and Regulation X, the Home Mortgage Disclosure Act and the Federal Debt Collection Practices Act, as well as other federal and state statutes and regulations affecting IMC's activities. IMC was also subject to the rules and regulations of and examinations by HUD and state regulatory authorities with respect to originating, processing, underwriting, selling and servicing loans. These rules and regulations, among other things, imposed licensing obligations on IMC, established eligibility criteria for mortgage loans, prohibited discrimination, provided for inspections and appraisals of properties, required credit reports on loan applicants, regulated assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandated certain disclosures and notices to borrowers and, in some cases, fixed maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements could have led to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions. IMC believed, that prior to November 15, 1999, when it was an operating entity with loan purchases, originations, and servicing it was in compliance in all material respects with applicable federal and state laws and regulations.

ENVIRONMENTAL MATTERS

         To date, IMC has not been required to perform any investigation or clean up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case. Although IMC primarily lent to owners of residential properties, there is a risk that IMC could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by IMC, and could be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

EMPLOYEES

         As of December 31, 1999, IMC had a total of 7 employees, all of whom were based in its Tampa, Florida offices. The reduction of employees over prior periods was a direct result of disposing of the eight subsidiaries (See "Business - Acquisitions and Disposal of Acquisitions") and CFM offering employment to substantially all of IMC employees pursuant to the acquisition of IMC's mortgage loan servicing business and substantially all of its mortgage loan origination business and certain other assets on November 15, 1999 (See "Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). None of IMC's employees is covered by a collective bargaining agreement. IMC considers its relations with its employees to be satisfactory under the current adverse market conditions in which the Company operates.

ITEM 2. PROPERTIES

         The Company sold its corporate headquarters at 5901 E. Fowler Avenue, Tampa, Florida 33617 on November 15, 1999 to CitiFinancial Mortgage (See "Business - Recent Developments"). The Company currently leases from CFM 2,000 square feet of space at its corporate headquarters building.

ITEM 3. LEGAL PROCEEDINGS

         The Company is party to various legal proceedings arising out of the conduct of its business. The Company has accrued certain amounts to defend various legal proceedings and such amounts are included in accrued liabilities in the accompanying Consolidated Balance Sheet at December 31, 1999. Management believes that amounts accrued for defense in connection with these matters are adequate and ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

         On December 23, 1998, seven former shareholders of Corewest sued the Company in Superior Court of the State of California for the County of Los Angeles claiming the Company agreed to pay them $23.8 million in cancellation of the contingent "earn out" payment, if any, payable by the Company in connection with the Company's purchase of all of the outstanding shares of Corewest. In addition, several former shareholders of Corewest alleged certain aspects of employment agreements with the Company were breached. The former shareholders of Corewest settled their employment agreement claims and agreed to dismiss their claims under that lawsuit and signed mutual, general and irrevocable releases for approximately $1.5 million. The settlement was paid upon consummation of the transaction with CitiFinancial Mortgage on November 15, 1999 (See "Business - Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The $1.5 million settlement cost is included in selling general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 1999.

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

         On October 18, 1999, Fidelity Federal Bank FSB ("Fidelity") sued the Company and the Company's subsidiary, CoreWest Banc ("CoreWest"), and by a First Amended Complaint filed January 7, 2000 sued three former officers of the Company claiming a failure of CoreWest to perform certain obligations under the terms of a Master Loan Purchase Agreement between CoreWest and Fidelity. Fidelity seeks money damages in the amount of $4.1 million. The case is in discovery. Based upon consultation with legal counsel, the Company believes it has meritorious defenses to the claim and intends to vigorously defend the case.

         On November 12, 1999, the Company's shareholders approved the sale of certain assets to CitiFinancial Mortgage. While the majority of all votes entitled to be cast voted in favor of the transaction, there were a limited number of shareholders who have exercised their dissenter's rights. Because it will be unclear for several years whether there are any assets available for distribution to holders of IMC common stock, the Company has taken the position that the fair value of the IMC common stock is negligible and that no payment should be made. The Company had made an offer to purchase the IMC common stock of the dissenting shareholders based on the trading price of the Company's common stock at the time of the approval by the Company's shareholders of the sale to CitiFinancial Mortgage, which in certain instances was rejected. The Company has filed an action in a court of competent jurisdiction in Florida requesting that the fair value of IMC common stock be determined. The court shall determine whether each dissenting shareholder, as to whom the Company requests the court to make such determination, is entitled to receive payment for their shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 12, 1999, the Company's shareholders approved the sale of certain assets to CitiFinancial Mortgage for approximately $100 million.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock was listed and traded on the Nasdaq National Market ("Nasdaq") under the symbol "IMCC" until April 14, 1999 and since has been quoted and traded on the OTC Electronic Bulletin Board under the symbol "IMCC". The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share of IMC common stock as reported on Nasdaq and on the OTC Electronic Bulletin Board.


                                                                     HIGH          LOW
                                                                  ---------     ---------
         Year Ended December 31, 1999:
               First Quarter .............................        $    0.56     $    0.16
               Second Quarter ............................             0.50          0.06
               Third Quarter .............................             0.14          0.05
               Fourth Quarter ............................             0.07          0.01

         Year Ended December 31, 1998:
               First Quarter .............................            13.63          7.50
               Second Quarter ............................            18.06         10.00
               Third Quarter .............................            13.75          1.97
               Fourth Quarter ............................             2.88          0.25

         As of March 1, 2000, there were approximately 5,900 holders of record of the Company's common stock.

         On January 13, 1999 Nasdaq notified the Company that IMC had failed to maintain a closing bid price of greater than or equal to $1.00 per share in accordance with Marketplace Rule 4450 and that IMC's stock would be delisted from the Nasdaq Stock Market if its stock price did not trade above $1.00 per share for a period of at least 10 consecutive trading days before April 13, 1999. Since IMC's common stock did not trade above $1.00 for the requisite period, and IMC was also unable to satisfy the continued listing requirements of the Nasdaq SmallCap Market, IMC's common stock was delisted from the Nasdaq Stock Market. Trading in IMC's common stock is now conducted in the over-the-counter market on the NASD's "OTC Electronic Bulletin Board."

         The Company has not paid, and currently has no intention to pay, any cash dividends on its Common Stock. Any decision to declare dividends in the future will be made by the Company's Board of Directors and will depend upon the Company's future liquidity, financial condition and other factors deemed relevant by the Company's Board of Directors. In addition, certain agreements to which the Company is a party restrict the Company's ability to pay dividends on the common stock.

UNREGISTERED SALES OF SECURITIES

         On October 15, 1998 the Company issued 23,760.758 shares of its Class C exchangeable preferred stock in conjunction with a $33 million standby revolving credit facility provided by Greenwich Street. The Class C exchangeable preferred stock has a par value of $0.01 per share, participates in dividends declared on the common stock, at a rate per share of Class C exchangeable preferred stock equal to 1,000 times the dividend per share of common stock and has a liquidation value equal to the greater of $10 per share and any liquidity distribution payable in respect of 1,000 shares of common stock per share of Class C exchangeable preferred stock. The Class C exchangeable preferred stock is exchangeable for an equivalent number of shares of Class D preferred stock in certain events and represents the equivalent of 40% of the common equity of the Company. The Class C exchangeable preferred stock is subject to redemption at the option of the holder, under certain circumstances, upon a change of control.

         On July 14, 1998, the Company sold to Travelers Casualty and Surety Company and Greenwich Funds 500,000 shares of its Class A redeemable preferred stock, the net proceeds of which approximated $49.1 million. The Series A redeemable preferred stock has a par value of $0.01 per share, pays no dividends and has a liquidation value of $100 per share. The Class A redeemable preferred stock was convertible into common stock at $10.44 per share and is redeemable by the Company over a three year period commencing July 2008. On October 15, 1998, the Class A redeemable preferred stock was amended to, among other things, eliminate the conversion feature. The shares of Class C exchangeable preferred stock and the shares of Class A redeemable preferred stock were issued to institutional investors, respectively, in transactions not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

         The historical Statement of Operations and Balance Sheet data set forth below as of and for the fiscal years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from the Consolidated Financial Statements and Notes thereto of the Company. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto (dollars in thousands, except share data).


                                                                                    Year Ended
                                                                                   December 31,
                                                   ------------------------------------------------------------------------
                                                        1995           1996           1997          1998           1999
                                                   ------------   ------------   ------------   ------------   ------------
STATEMENT OF OPERATIONS DATA:
   Revenues:
      Gain on sale of loans(1)(2) ...............  $     20,681   $     46,230   $    180,963   $    205,924   $     40,065
      Additional securitization transaction
         expense (3) ............................        (5,547)        (4,158)            --             --             --
                                                   ------------   ------------   ------------   ------------   ------------
      Gain on sale of loans, net ................        15,134         42,072        180,963        205,924         40,065
                                                   ------------   ------------   ------------   ------------   ------------
      Warehouse interest income .................         7,885         37,463        123,432        147,937         59,455
      Warehouse interest expense ................        (6,007)       (24,535)       (98,720)      (118,345)       (40,659)
                                                   ------------   ------------   ------------   ------------   ------------
      Net warehouse interest income .............         1,878         12,928         24,712         29,592         18,796
                                                   ------------   ------------   ------------   ------------   ------------
      Servicing fees ............................         1,543          5,562         17,072         45,382         41,701
      Gain on sale of assets to
         CitiFinancial Mortgage .................            --             --             --             --         37,765
      Other .....................................         1,118          5,092         16,012         40,311         26,781
                                                   ------------   ------------   ------------   ------------   ------------
         Total revenues .........................        19,673         65,654        238,759        321,209        165,108
                                                   ------------   ------------   ------------   ------------   ------------
  Expenses:
      Compensation and benefits .................         5,139         16,007         82,051        124,234         76,516
      Selling, general and administrative
           expenses(2) ..........................         3,478         15,652         64,999        130,547        128,879
      Other interest expense ....................           298          2,321         14,280         28,434         32,848
      Loss on short sales of United States
           Treasury Securities (4) ..............            --             --             --         22,351             --
      Market valuation adjustment (5) ...........             0              0              0         84,638        131,553
      Goodwill impairment charge (6) ............            --             --             --             --         85,427
      Interest expense - Greenwich Funds (7).....             0              0              0         30,795         31,472
      Sharing of proportionate value of equity(8)         4,204          2,555             --             --             --
      Other charges (9) .........................            --             --             --             --         12,437
                                                   ------------   ------------   ------------   ------------   ------------
         Total expenses .........................        13,119         36,535        161,330        420,999        499,132
                                                   ------------   ------------   ------------   ------------   ------------
Pre-tax income (loss) ...........................         6,554         29,119         77,429        (99,790)      (334,024)
Pro forma provision (benefit) for income
           taxes(10)(11) (12) ...................         2,522         11,190         29,500            679          1,400
                                                   ------------   ------------   ------------   ------------   ------------
Pro forma net income (loss)(10)(11)(12) .........  $      4,032   $     17,929   $     47,929   $   (100,469)  $   (335,424)
                                                   ============   ============   ============   ============   ============
Pro forma basic net income (loss)
      per common share(12)(13) ..................  $       0.34   $       1.12   $       1.76   $      (3.21)  $      (9.89)
Pro forma diluted net income(loss)
      per common share(2)(12)(13) ...............  $       0.34   $       0.92   $       1.54   $      (3.21)  $      (9.89)
Pro forma basic average common shares
      outstanding (12)(13) ......................    12,000,000     15,981,521     27,299,827     31,745,575     34,196,992
Pro forma diluted average common shares
      outstanding(12)(13) .......................    12,000,000     19,539,963     31,147,944     31,745,575     34,196,992

BALANCE SHEET DATA:
  Mortgage loans held for sale ..................  $    193,003   $    914,587   $  1,673,144   $    946,446   $    377,494
  Interest-only and residual certificates .......        14,073         86,247        223,306        468,841        161,373
  Borrowings under warehouse finance
    facilities ..................................       189,819        895,132      1,732,609        984,571        419,743
  Term debt and notes payable ...................        11,121         47,430        130,480        432,737        285,348
  Redeemable preferred stock ....................            --             --             --         37,333         40,280
  Shareholders' equity (deficit) ................         5,609         89,337        254,064        210,610       (127,456)
  Total assets ..................................       354,551      1,707,348      2,945,932      1,683,639        641,426


                                                                              Year Ended
                                                                              December 31,
                                                             ------------------------------------------------
                                                             1995      1996       1997       1998        1999
                                                             ----     ------     ------     ------     ------
OPERATING DATA (DOLLARS IN MILLIONS):
   Loans purchased or originated ........................    $622     $1,770     $5,893     $6,177     $1,010
   Loans sold through securitization ....................     388        935      4,858      5,117         --
   Whole loan sales .....................................      71        129        145      1,530      1,456
   Serviced loan portfolio (period end) (17) ............     536      2,148      6,957      8,887         --
DELINQUENCY DATA:
   Total delinquencies as a percentage of loans serviced
        (period end)(14)(15)(17) ........................    3.43%      5.30%      5.40%      6.55%        --
   Defaults as a percentage of loans serviced
        (period end)(15)(16)(17) ........................    1.00       1.47       2.15       7.14%        --
   Net annualized losses as a percentage of average loans
        serviced for period(15)(17) .....................    0.09       0.13       0.15       0.27%        --

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

(3) In 1995, and 1996, ContiFinancial received interest-only and residual certificates with estimated values of $25.1 million, and $13.4 million in exchange for cash payments of $18.4 million and $8.6 million, respectively. In addition, ContiFinancial paid IMC $0.4 million, $1.1 million and $0.7 million in 1995 and 1996, respectively, in expenses related to securitizations. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Transactions with ContiFinancial - Additional Securitization Transaction Expense."

(4) Reflects losses incurred from selling short U.S. Treasury Securities. The Company historically sold U.S. Treasury Securities short to hedge against interest rate movements affecting mortgages held for sale. In 1998, the Company paid approximately $47.5 million due to devaluation of the Company's hedge position, which was not offset by an equivalent increased gain on sale of loans at the time of securitization. Of the approximately $47.5 million hedge devaluation, approximately $25 million was closed at the time the Company priced two securitizations and was reflected as an offset to gain on sale and approximately $22 million was charged to loss on short sales of United States Treasury Securities. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discussion of Events During the Year Ended December 31, 1998," "-Results of Operations - Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997" and "Risk Management" and Note 5 of Notes to Consolidated Financial Statements.

(5) Reflects a decrease in the estimated fair value of the interest only and residual certificates resulting from revised loss curve assumptions used to approximate the timing of losses over the life of the securitized loans and a revised discount rate used to present value the projected cash flows retained by the Company. See Item 7.-"Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" and
     Note 10 of Notes to Consolidated Financial Statements.

(6) Represents the write-down of goodwill resulting from the disposal of the Company's eight operating subsidiaries. See item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 1998 Compared to Year Ended December 31, 1999" and Note 6 of Notes to Consolidated Financial Statements.

(7) Reflects interest expense related to credit facilities with the Greenwich Funds. Interest expense recognized includes interest charges and amortization of commitment fees, the value attributable to preferred stock issued and preferred stock issuable to the Greenwich Funds. See Note 3 of Notes to the Consolidated Financial Statements.

(8) Reflects expenses recorded in connection with the value sharing arrangement with ContiFinancial (the "Conti VSA") which terminated in March 1996. The Company's pre-tax income before the Conti VSA for 1995 and 1996 was $10.8 million and $31.7 million, respectively.

(9) Reflects expenses incurred or accrued relating to, among other things, disposal of assets, lease termination costs and costs of disposal of the Company's eight operating subsidiaries, investments in international operations and the Company's Rhode Island branch location. See Note 6 of Notes to Consolidated Financial Statements.

(10) The Company was originally structured as a partnership, Industry Mortgage Company, L.P. (the "Partnership"), which became a wholly owned subsidiary of the Company in June 1996 when the limited partners and the general partner exchanged their partnership interests for voting common shares (the "exchange" or "recapitalization") of IMC Mortgage Company. The Partnership made no provision for income taxes since the Partnership's income or losses were passed through to the partners individually. The Partnership's income became subject to income taxes at the corporate level as of June 24, 1996, the effective date of the exchange.

(11) Pro forma data reflects a provision for income taxes to indicate what these taxes would have been had the exchange described in Note 10 above occurred in prior years.

(12) Amounts are actual for the years ended December 31, 1997, 1998 and 1999.

(13) Pro forma per share data reflects the weighted average number of common and dilutive common share equivalents outstanding during the period after giving effect to the recapitalization described in Note 10 above.

(14) Represents the percentages of account balances contractually past due 30 days or more, exclusive of home equity loans in foreclosure, bankruptcy and real estate owned.

(15) Total delinquencies, defaults and net annualized losses as a percentage of average loans serviced have each trended upward as a result of the aging of the Company's loan portfolios.

(16) Represents the percentages of account balances of loans in foreclosure and bankruptcy, exclusive of real estate owned.

(17) On November 15, 1999, the Company sold to CitiFinancial Mortgage its mortgage servicing business and substantially all of its mortgage loan origination business. See Notes 7 and 17 of Notes to the Consolidated Financial Statements.

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

SALE OF ASSETS TO CITIFINANCIAL MORTGAGE COMPANY

Background of the Transaction

As a result of increased loan purchases and originations and its securitization program, IMC has historically operated with negative cash flows from operations. IMC had obtained cash for its operations through a combination of access to the equity capital markets, asset-backed capital markets and borrowings. The borrowings had taken three principal forms: (i) warehouse loans secured by IMC's inventory of mortgage loans held for sale, (ii) loans against interest-only and residual certificates retained by IMC as a result of its securitizations of mortgage loans and (iii) working capital loans.

On July 14, 1998, certain of the Greenwich Funds and Travelers Casualty and Surety Company ("Travelers"), an indirect subsidiary of Citigroup, a sister company to CitiFinancial and a significant investor in GSCP, purchased $50 million of IMC's Class A preferred stock. The Class A preferred stock was convertible into common stock at $10.44 per share. The conversion feature was eliminated in October 1998. The Class A preferred stock bears no dividend and is redeemable by IMC over a three-year period commencing in July 2008. Certain of the Greenwich Funds and Travelers were also granted an option to purchase, within the next three years, an additional $30 million of Series B redeemable preferred stock at par. The Class B preferred stock was convertible into common stock at $22.50 per share. At the time the Class A preferred stock was issued, IMC was not experiencing any liquidity problems.

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

Moreover, several factors, primarily related to volatility in the equity, debt and asset-backed capital markets, contributed to a cash crisis for IMC since September 1998.

o First, IMC's $95 million revolving credit facilities with BankBoston, N.A. matured in mid-October 1998. While IMC was working with BankBoston to renew and increase the credit facilities, it became apparent to IMC in late September that BankBoston would not renew the credit facilities, causing the entire amount outstanding under the facilities to become due in mid-October. The BankBoston facility was secured by a pledge of certain interest-only and residual certificates, the common stock of most of IMC's subsidiaries, IMC's servicing rights and substantially all of IMC's other assets.

o Second, IMC's lenders, which had advanced approximately $276 million at September 30, 1998 to IMC collateralized by its interest-only and residual certificates, indicated to IMC that because of adverse market conditions they were uncomfortable with their collateral and proposed to reduce their exposure by making cash margin calls on IMC.

o Third, IMC's lenders, which had advanced more than $2 billion to IMC collateralized by mortgage loans, made approximately $20 million in margin calls and threatened to make additional margin calls in excess of $25 million on those warehouse lines to reduce their exposure.

o Fourth, at the same time, IMC's traditional strategy of minimizing risks of interest rate fluctuations through a hedging program of shorting United States Treasury Securities required that IMC satisfy margin calls of approximately $47.5 million in cash. This occurred at a time when IMC lacked the ability to recover that cash through sales of its inventory of whole loans, since the same upheaval in the capital markets had made sale of loans either as whole-loan sales or through securitizations at a price sufficient to generate positive cash flow virtually impossible for IMC.

IMC's Board of Directors held a series of meetings during September 1998 and determined that IMC needed to locate a substantial source of capital which would either invest funds in IMC or acquire IMC in order to provide IMC the liquidity necessary to deal with its immediate capital requirements and to continue to operate. Also during September 1998, IMC met with Donaldson, Lufkin & Jenrette Securities Corporation (referred to as "DLJ") concerning their potential retention by IMC to assist in obtaining financing. At a meeting on September 26, 1998, the Board of Directors determined that its efforts to find a capital partner for IMC to provide necessary capital to support IMC's operations might give rise to change in control issues for IMC. Accordingly, on that date the Board of Directors caused a committee, consisting of Joseph Goryeb and Mark Lorimer, to be formed to serve as a special committee of independent directors to advise the full Board of Directors of IMC with respect to any change in control transactions regarding IMC. Since the full Board of Directors was already working with DLJ and it seemed appropriate to the Board of Directors to continue that relationship, the special committee engaged a separate investment bank, J.P. Morgan Securities, Inc. (referred to as "J.P. Morgan"), as its financial advisor on October 2, 1998 and retained legal counsel. On October 6, 1998, IMC formally hired DLJ as its financial advisor to assist it in locating such capital sources. At this time, the sole interest of the Greenwich Funds in IMC consisted of $40 million of Class A preferred stock and the option to acquire Class B preferred stock.

During late September and early October 1998, IMC continued discussions with BankBoston to extend the maturity of the BankBoston loan facility and with IMC's interest-only and residual lenders and warehouse lenders to obtain additional credit. As a result of these discussions, it became clear that these lenders would forbear from exercising their rights under their respective facilities only if IMC could obtain cash to maintain operations during the proposed standstill period. Faced with the impending maturity of the BankBoston credit facilities and repeated demands from IMC's interest-only and residual lenders and warehouse lenders to reduce their exposure to IMC or face margin calls, which IMC would likely not be able to satisfy, IMC entered into negotiations with certain of the Greenwich Funds. The Greenwich Funds had conducted a substantial due diligence investigation of IMC in connection with the July 1998 investment. Despite IMC's and DLJ's efforts to procure additional financing sources or financing alternatives for IMC, the Greenwich Funds were the only parties willing to extend funds to IMC to enable it to continue to operate.

As a result of these negotiations with the Greenwich Funds and IMC's lenders, on October 15, 1998, IMC entered into a loan agreement dated as of October 12, 1998 with some of the Greenwich Funds under which agreement IMC could borrow up to $33 million for a period of up to 90 days. The loan agreement provided IMC with interim financing which enabled IMC to continue to operate while it sought a substantial source of capital which would either invest funds in IMC or acquire IMC. The facility was guaranteed by IMC and IMC's subsidiaries and collateralized by subordinated liens on substantially all of IMC's and its subsidiaries' assets and a pledge of the common stock of IMC's subsidiaries. The facility bore interest at 10% per year and matured in 90 days. In return for providing the facility, certain of the Greenwich Funds received a $3.3 million commitment fee and non-voting IMC Class C exchangeable preferred stock representing, in value, the equivalent of 40% of the common equity of IMC. The Class C exchangeable preferred stock was exchangeable after March 31, 1999 for Class D preferred stock, which has voting rights equivalent to 40% of the voting power of the Company. Under the loan facility, the Greenwich Funds may exchange the loans for additional shares of Class C exchangeable preferred stock or Class D preferred stock in an amount representing, in value, up to the equivalent of 50% of the common equity of IMC (in addition to the Class C exchangeable preferred stock representing, in value, the equivalent of 40% of the common equity of IMC received for providing the facility) (the "Exchange Option"). In addition, upon certain changes in control of IMC, the Greenwich Funds could elect to (i) receive repayment of the loan facility, plus accrued interest, and a take-out premium of up to 200% of the average principal amount of the loans outstanding or (ii) exercise the Exchange Option. The Greenwich Funds' willingness to provide the interim financing was contingent on IMC negotiating intercreditor agreements with its significant creditors for them to refrain from exercising remedies for an interim period. In connection with the Greenwich Funds loan agreement, the IMC Class A Preferred stock was amended to eliminate its right to convert into IMC common stock.

At the same time as IMC entered into the loan agreement with certain of the Greenwich Funds, IMC entered into intercreditor agreements with its three largest mortgage warehouse lenders. These three lenders together provided to IMC total available warehouse financing facilities of approximately $3.25 billion collateralized by mortgage loans owned by IMC and held for sale. The intercreditor agreements provided that, subject to certain conditions, these lenders would "stand still" and take no action, including issuing margin calls, with respect to their loan facilities for 45 days. The standstill period would extend for an additional 45 days or until the second week of January 1999 if within the first 45-day time period IMC entered into a letter of intent to effect a change of control of IMC with a third party. BankBoston entered into a similar intercreditor agreement at about the same time on similar terms. Without the forbearance provided by the intercreditor agreements, IMC's lenders could have foreclosed upon their collateral or forced IMC into bankruptcy. IMC agreed to pay $1 million to each of the lenders that executed an intercreditor agreement, agreed to provide several of the lenders preferred rights as to any future IMC securitizations and agreed to issue to one of the lenders warrants to purchase 2.5% of the common stock at an exercise price of $1.72 per share.

Throughout October and November 1998, DLJ contacted more than 70 parties on behalf of IMC and obtained confidentiality agreements from and distributed information to more than twenty parties, of which four parties engaged in due diligence investigations of IMC at its Tampa headquarters.

In late October 1998, IMC received a draft letter of intent from private equity group relating to a proposed acquisition of certain assets and liabilities of IMC. The IMC Board of Directors determined that the terms of such proposed transaction were unsatisfactory and were insufficient to maintain the intercreditor agreements in place. The private equity group withdrew the draft letter of intent and never made a formal offer to IMC.

During October and November 1998, IMC had direct substantive discussions with CitiFinancial Credit Company, formerly known as Commercial Credit Company, an affiliate of CitiFinancial and Travelers, with respect to a potential acquisition of IMC by CitiFinancial Credit Company ("CitiFinancial"). During this period, CitiFinancial Credit conducted an extensive due diligence investigation of IMC. As the end of the initial 45-day standstill period approached (that is, November 27, 1998), IMC believed that CitiFinancial would offer a letter of intent for the acquisition of IMC. However, on November 25, 1998, CitiFinancial informed IMC that it would not offer a letter of intent at that time .

IMC's Board of Directors met on November 25, November 26 and November 27, 1998 to review IMC's situation. Those meetings were attended not only by the directors but also by , among others, representatives of DLJ and representatives of J.P. Morgan. The IMC Board of Directors determined that, among other things, IMC might have to seek protection under the United States Bankruptcy Code if it did not by the deadline of November 27, 1998 enter into a letter of intent that met the requirements to maintain the intercreditor agreements in effect.

On the morning of November 27, 1998, a private equity group specializing in investments in distressed companies proposed a transaction to IMC in which it would acquire IMC. However, the group rescinded its proposed offer to IMC that same day.

Despite the efforts of IMC and DLJ, at the end of the initial 45-day standstill period, no potential acquirer had emerged that was willing to enter into a letter of intent to effect a change of control in IMC. At that time, the Greenwich Funds indicated that they would enter into a letter of intent to invest additional capital in IMC and contemplated arranging for credit facilities to permit IMC to refinance its existing bank loans and credit facilities, if required. The Greenwich Funds proposed a transaction in which they would obtain newly issued common stock equal to approximately 95% of the outstanding equity interests of IMC on a fully diluted basis, leaving IMC's existing common shareholders with 5% of the outstanding equity of IMC and the possibility of existing common shareholders receiving warrants for additional common equity on terms to be negotiated.

As no other investor had come forward which was willing to enter into a letter of intent with IMC that would satisfy the requirements of the intercreditor agreements, the IMC Board of Directors, based in part on advice and analyses provided by DLJ and J.P. Morgan, believed that the proposal by the Greenwich Funds was superior to any other alternative then available to IMC. Based on the recommendation of the special committee of independent directors, and approved by the IMC Board of Directors, the IMC Board of Directors directed IMC to enter into the letter of intent with the Greenwich Funds at that time so long as the Greenwich Funds would agree that IMC could continue its marketing efforts to seek a transaction more favorable to IMC's shareholders and creditors than that proposed by the Greenwich Funds. The Greenwich Funds accepted that condition and the Greenwich Funds and IMC executed a letter of intent on November 27, 1998. Entering into the letter of intent at that time satisfied the conditions of the intercreditor agreements, and the standstill period with IMC's warehouse lenders and BankBoston was extended to mid-January 1999.

After IMC entered into the letter of intent with the Greenwich Funds on November 27, 1998, DLJ continued its efforts to identify an alternative transaction that would be more favorable to IMC's shareholders and creditors than the transaction outlined in the letter of intent with the Greenwich Funds. In an effort to locate a more favorable transaction, DLJ again contacted the entities previously contacted by DLJ that were deemed to be suitable and that had shown an interest. At the same time, IMC, the special committee of independent directors and its Board of Directors, in consultation with J.P. Morgan, the committee's special counsel and DLJ, continued to analyze other alternatives to effecting the transaction proposed by the Greenwich Funds including, among other things, the possibilities of selling IMC's assets or divisions and of liquidating IMC in both bankruptcy and non-bankruptcy scenarios. From the time IMC's liquidity crisis was identified in September 1998 through the date IMC entered into an agreement with the Greenwich Funds, IMC's Board of Directors met more than 15 times to consider those issues.

In the final stage of negotiations, the Greenwich Funds agreed to reduce the percentage of the total outstanding equity interest in IMC that the Greenwich Funds would receive as a result of the transaction from 95% to 93.5% in exchange for the elimination of any right of IMC common shareholders to receive warrants to acquire additional equity in IMC following the completion of the transaction.

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

During the same period, IMC took all steps necessary to prepare a filing for protection under Chapter 11 of the United States Bankruptcy Code, which the special committee of independent directors and the IMC Board of Directors believed would be required if the Greenwich Funds did not reach resolution with IMC's creditors and IMC did not enter into a definitive agreement with the Greenwich Funds. On February 11, 1999, the Greenwich Funds and IMC entered into an amendment to the loan agreement with the Greenwich Funds which made an additional $5 million available to IMC for working capital purposes. The Greenwich Funds and BankBoston did not agree on terms satisfactory to both parties for a continuation of the intercreditor agreement with BankBoston, and on February 18, 1999, the Greenwich Funds purchased, at a discount, approximately $87.5 million of collateralized indebtedness then owed by IMC to BankBoston.

On February 18, 1999, IMC entered into amended and restated intercreditor agreements with its three largest mortgage warehouse lenders and with the Greenwich Funds relating to the revolving credit facility, the loan agreement with the Greenwich Funds and the amendment to the loan agreement. Under these agreements, as amended, the lenders agreed to keep their respective facilities in place through the acquisition and for twelve months thereafter, if the acquisition by the Greenwich Funds was consummated within five months, subject to earlier termination in certain events as provided in the intercreditor agreements. If the proposed transaction with the Greenwich Funds was not consummated within such five-month period, after that period, those lenders would no longer be subject to the requirements of the amended and restated intercreditor agreements and would be free to exercise remedies, if desired, under their respective loan agreements.

On February 16, 17 and 18, 1999, IMC's special committee of independent directors and IMC's Board of Directors held meetings in which they reviewed alternatives to the proposed transaction with the Greenwich Funds with IMC's management, DLJ and J.P. Morgan. As a result of that review, and after receiving a fairness opinion from J.P. Morgan, the special committee of independent directors determined that entering into a definitive agreement with the Greenwich Funds was the best alternative available to IMC from the viewpoint of both IMC's Shareholders and creditors and that no other alternative was then available that was more likely to provide some value for IMC's shareholders, and to result in payment in full to IMC's creditors over time, and recommended to IMC's Board of Directors that it approve the proposed transaction with the Greenwich Funds. At the request of IMC's Board of Directors, DLJ provided a fairness opinion addressed to the Board of Directors that, based in part on information and assumptions provided by IMC's management, the consideration to be received pursuant to the merger agreement with the Greenwich Funds was fair to IMC from a financial point of view. As a result of the special committee's recommendation, the fairness opinions of J.P. Morgan and DLJ and after a review of the alternatives to the proposed transaction with the Greenwich Funds and discussions related thereto, IMC's Board of Directors determined that entering into a definitive agreement with the Greenwich Funds was the best alternative available to IMC from the viewpoint of both IMC's shareholders and creditors and that no other alternative was then available that was more likely to provide some value for IMC's shareholders and to result in payment in full to IMC's creditors over time. The Board of Directors then approved a merger between IMC and a subsidiary wholly owned by the Greenwich Funds and adopted the merger agreement and recommended that the merger agreement be submitted to a vote of IMC's shareholders. IMC entered into the merger agreement with Greenwich Funds on February 19, 1999. The merger agreement was terminated and recast as an acquisition agreement on March 31, 1999. The acquisition agreement provided for the issuance to the Greenwich Funds of the same percentage of shares of common stock directly and not pursuant to the merger transaction contemplated by the merger agreement and otherwise on economic terms that are substantially the same.

Also, on February 19, 1999, IMC entered into an amended and restated consulting and fee agreement with an affiliate of the Greenwich Funds. In July 1998, in connection with the issuance of $50 million of Class A preferred stock of IMC, IMC entered into consulting and fee agreements with an affiliate of Greenwich Funds and with Travelers, under which the affiliate and Travelers would provide financial and managerial advisory consulting services in return for an annual fee of $400,000 and $100,000, respectively, per year. Under the amended consulting agreement, the Greenwich Funds affiliate received an additional fee of $125,000 for the period ended July 14, 1999 and would receive an annual fee of $700,000 thereafter.

IMC also entered into a consulting agreement with CitiFinancial Credit. From February 1999 to May 1999, under this agreement, CitiFinancial Credit provided advice and recommendations to the management of IMC and IMC's Board of Directors with respect to various aspects of IMC's business, including business plans and loan underwriting criteria. Under the consulting agreement, CitiFinancial Credit was entitled to receive fees equal to 150% of its actual costs of providing such services.

From April through July, 1999, IMC periodically borrowed additional funds from the Greenwich Funds and repaid them.

In July 1999, the Greenwich Funds indicated to IMC that they believed that a condition to their obligation to close under the acquisition agreement could not be satisfied because they believed that the business of IMC had materially deteriorated since the date of the acquisition agreement. IMC's Board of Directors believed that, in light of such information, the Greenwich Funds would not consummate the proposed acquisition.

In June 1999, CitiFinancial submitted a non-binding letter of intent to IMC to purchase IMC's mortgage loan servicing business and a substantial portion of IMC's mortgage loan origination business. IMC's Board of Directors met on June 14, July 2 and July 8, 1999 to discuss a transaction with CitiFinancial or an affiliate of CitiFinancial and to consider other alternatives from the perspective of IMC's creditors and shareholders, including filing for bankruptcy, liquidation and other potential sales. IMC and CitiFinancial Credit negotiated the terms of an agreement until July 13, 1999 when IMC and CitiFinancial Mortgage entered into the Asset Purchase Agreement, which was subject to the approval of their respective boards of directors.

On July 19,1999, IMC, its major warehouse lenders and the Greenwich Funds amended the amended and restated intercreditor agreements to extend the terms of these agreements, which would expire on the earlier of August 16, 1999 or termination of the Asset Purchase Agreement or as otherwise provided in the agreement.

IMC's Board of Directors also met on July 23, July 28 and July 30, 1999 to review the results of various analyses provided by DLJ. At the board meeting on July 23, the IMC Board of Directors determined, based upon the advice of its special counsel and legal counsel to the special committee, that the potential transaction with CitiFinancial did not necessitate a special committee of independent directors, and released the special committee. On July 30, 1999, the Board of Directors approved the Asset Purchase Agreement with CitiFinancial Mortgage. Because the IMC Board of Directors approved the Asset Purchase Agreement, the Acquisition Agreement with the Greenwich Funds was terminated.

The transactions contemplated by the Asset Purchase Agreement were approved by the boards of directors of CitiFinancial and Citigroup prior to July 31, 1999.

The shareholders of the Company approved the Agreement with CitiFinancial Mortgage on November 12, 1999.

In July 1999, IMC and CitiFinancial began discussions for CitiFinancial to reimburse IMC for servicing advances made by IMC in its capacity as servicer for mortgage loans that have been securitized. As the servicer of these loans, IMC was required to advance certain interest and escrow amounts to the securitization trusts for delinquent mortgagors and to pay expenses related to foreclosure activities. IMC then collected the amounts from the mortgagors or from the proceeds from liquidation of foreclosed properties. The servicing advances were recorded as accounts receivable on IMC's financial statements. The amounts owed to IMC for reimbursement of servicing advances made in connection with escrow and foreclosures and reimbursement of servicing advances made in connection with delinquent loans were included in accounts receivable. Those accounts receivable secured amounts borrowed by IMC from the Greenwich Funds.

On November 15, 1999 the Company completed the sale of its mortgage loan servicing business and substantially all of its mortgage loan origination business to CitiFinancial Mortgage Company. The Company received $96 million in cash from CitiFinancial Mortgage for the sale of its mortgage servicing rights related to mortgage loans which have been securitized, its mortgage origination platform, real property consisting of the Company's Tampa, Florida headquarters building and the Company's leased facilities at its Ft. Washington, Pennsylvania, Cherry Hill, New Jersey and Cincinnati, Ohio office locations. Additionally, all furniture, fixtures and equipment and other personal property located at the premises described above were included in the purchase. Substantially all of the employees at the locations referred to above were offered employment by CitiFinancial Mortgage. Under the terms of the Agreement, the Company will receive an additional $4 million of sales proceeds over the next two years from CitiFinancial Mortgage for this sale if certain conditions are met.

In addition to the purchase price of $100 million, CitiFinancial Mortgage reimbursed the Company for servicing advances made by the Company in its capacity as servicer. As servicer of these loans, the Company was required to advance certain interest and escrow amounts to the securitization trusts for delinquent mortgagors and to pay expenses related to foreclosure activities. The Company then collected the amounts from the mortgagors or from the proceeds from liquidation of foreclosed properties. The amounts owed to the Company for reimbursement of servicing advances made in connection with escrow and foreclosure were $42.6 million at November 15, 1999, and amounts owed to the Company for reimbursement of servicing advances made in connection with delinquent interest payments were $9.8 million at November 15, 1999. The escrow and foreclosure servicing advances, which are typically recovered by the servicer of loans over a period of up to two years, were acquired for cash by CitiFinancial Mortgage at a discount of 10.45%. The delinquent interest servicing advances, which are typically repaid to the servicer of loans monthly, were acquired for cash by CitiFinancial Mortgage at a discount of $3.0 million.

The proceeds from the sale of assets to CitiFinancial Mortgage were used to repay certain indebtedness of approximately $68.3 million secured by certain assets of the Company and provide working capital.

After the sale of assets to CitiFinancial Mortgage and the disposition of its remaining subsidiaries, the Company essentially has no ongoing operating business, but will continue to own assets consisting primarily of cash, accounts receivable, mortgage loans held for sale, interest-only and residual certificates and other assets that are pledged as collateral for the warehouse finance facilities and term debt. The assets remaining after the sale of assets to CitiFinancial Mortgage will be either held or sold by the Company to attempt to realize the maximum value for these assets and repay its obligations, including the warehouse finance facilities and term debt. If the Company receives sufficient proceeds from these remaining assets to repay its obligations both secured and unsecured, any remaining proceeds will be used first to redeem the Company's preferred shareholders and then to make payments to the Company's common shareholders. The Company did not make any payment to its preferred or common shareholders upon the consummation of the sale of assets to CitiFinancial Mortgage, and the Company believes that any payment to its shareholders in the future is unlikely but will ultimately depend upon the proceeds received from the assets remaining after consummation of the CitiFinancial Mortgage transaction. If any proceeds remain for the Company's common shareholders, these proceeds would be available only after the repayment of the Company's obligations and the redemption of the Company's preferred stock. The redemption of preferred stock, if made, is not expected for several years. There can be no assurance that the Company will be able to maximize the value of its remaining assets and have adequate proceeds and resources to satisfy its creditors and provide any value to the Company's shareholders or that the Company will not seek bankruptcy protection in the future.

GENERAL

The Company was a specialized consumer finance company engaged in purchasing, originating, servicing and selling home equity loans secured primarily by first liens on one-to-four family residential properties. The Company focused on lending to individuals whose borrowings needs were generally not being served by traditional financial institutions due to such individuals' impaired credit profiles and other factors. Loan proceeds typically were used by such individuals to consolidate debt, to refinance debt, to finance home improvements, to pay educational expenses and for a variety of other uses. By focusing on individuals with impaired credit profiles and providing prompt responses to their borrowing requests, the Company was able to charge higher interest rates for its loan products than typically were charged by conventional mortgage lenders.

In 1996, the Company acquired Mortgage Central Corp., a non-conforming lender, which did business under the name "Equitystars". In 1997, the Company acquired eight non-conforming mortgage lenders: Mortgage America, Inc., Equity Mortgage Co., Inc., Corewest Banc, American Mortgage Reduction, Inc., National Lending Center, Inc., Central Money Mortgage Co., Inc., Residential Mortgage Corporation, and Alternative Capital Group, Inc. (collectively, the "Acquisitions"). These acquisitions were accounted for using the purchase method of accounting and the results of operations have been included in those of the Company from the dates of acquisition. As a result of the volatility of the capital markets and severely reduced or unavailable liquidity, IMC did not acquire any originators of non-conforming home equity loans during 1998 and 1999.

Since the agreement with CFM entered into on July 13, 1999 did not include the eight subsidiaries and due to reduced or unavailable liquidity, on July 26, 1999, the Company's Board of Directors approved a formal plan to dispose of the eight subsidiaries. The Company recorded a goodwill impairment charges of $85.4 million during 1999 relating to the formal plan to dispose of the eight operating subsidiaries. Additional charges incurred or accrued relating to, among other things, disposal of assets and costs of disposal are included in other charges in the accompanying Statements of Operations for the year December 31, 1999. At December 31, 1999, the Company had substantially completed the disposal of all eight operating activities.

CERTAIN ACCOUNTING CONSIDERATIONS

INTEREST-ONLY AND RESIDUAL CERTIFICATES

When the Company was originating loans, it purchased and originated loans for the purpose of sale through securitizations and whole loan sales to institutional investors. In a securitization transaction, the Company sold a pool of mortgages to a trust which simultaneously sold senior interests to third-party investors. The Company retained the residual interests (or a portion thereof) represented by residual class certificates and interest-only certificates. The Company typically retained the rights to service the pool of mortgages owned by the trust. In addition, by retaining the residual class certificates, the Company is entitled to receive the excess cash flows generated by the securitized loans calculated as the difference between (a) the monthly interest payments from the loans and (b) the sum of (i) pass-through interest paid to third-party investors, (ii) trustee fees, (iii) third-party credit enhancement fees, and (iv) servicing fees. The Company's right to receive this excess cash flow stream begins after the satisfaction of certain over-collateralization requirements that are used to provide credit enhancement that is specific to each securitization transaction.

The Company initially recorded these securities at their allocated cost based upon the present value of the interest in the cash flows retained by the Company after considering various economic factors, including interest rates, collateral value and estimates of the value of future cash flows from the securitized mortgage pools under expected loss and prepayment assumptions discounted at a market yield. Prior to the fourth quarter of 1998, the weighted average rates used to discount the cash flows ranged from 11% to 14.5% based on the perceived risks associated with each REMIC mortgage pool. Since the fourth quarter of 1998, as a result of adverse market conditions and volatility in asset-backed and other capital markets, the Company has used a discount rate of 16% to present value the projected cash flows retained by the Company.

The Company utilizes prepayment and loss curves which the Company believes will approximate the timing of prepayments and losses over the life of the securitized loans. Prepayments on fixed rate loans securitized by the Company are expected to gradually increase from a constant prepayment rate ("CPR") of 4% to 28% in the first year of the loan and remain at 28% thereafter. The Company currently expects prepayments on adjustable rate loans to increase gradually from a CPR of 4% to 35% in the first year of the loan and remain at 35% thereafter. The CPR measures the annualized percentage of mortgage loans which will be prepaid during a given period. The CPR represents the annual prepayment rate such that, in the absence of regular amortization, the total prepayment over the year would equal that percent of the original principal balance of the mortgage loan. As a result of adverse market conditions and continuing trends in the portfolio of underlying mortgages, the Company adjusted its loss curve assumptions during 1999. The loss curve assumption used by the Company at December 31, 1999 to approximate the timing of losses over the life of the securitized loans gradually increases from zero in the first six months to 375 basis points after 36 months. Changes in the fair value of the interest-only and residual certificates are recorded in the accompanying consolidated statements of operations as a market valuation adjustment. See Note 10 of Notes to Consolidated Financial Statements.

MORTGAGE SERVICING RIGHTS

Effective January 1, 1996, the Company adopted SFAS 122. Because SFAS 122 prohibited retroactive application, the historical accounting results for the periods prior to 1996 have not been restated and, accordingly, the accounting results for the year ended December 31, 1996 are not comparable to any previous period. In June 1996, the FASB released SFAS 125, which superseded SFAS 122 and was adopted by the Company January 1, 1997.

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

SFAS 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. SFAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is generally effective for transactions that occur after December 31, 1996 and has been applied prospectively. SFAS 125 requires the Company to allocate the total cost of mortgage loans sold among the mortgage loans sold (servicing released), interest-only and residual certificates and servicing rights based on their relative fair values. The Company is required to assess the interest-only and residual certificates and servicing rights for impairment based upon the fair value of those assets. SFAS 125 also requires the Company to provide additional disclosure about the interest-only and residual certificates in its securitizations and to account for these assets each quarterly reporting period at fair value in accordance with SFAS 115. The application of the provisions of SFAS 125 did not have any material impact from the results, which would have been reported under SFAS 122.

GAIN ON SALE OF LOANS, NET

Gain on sale of loans, net, which arose in 1999 from whole loan sales to third party investors and prior to 1999 primarily from securitizations, includes all related revenues and costs, including the proceeds from sales of residual class certificates, the value of such certificates, hedging gains or losses and underwriting fees and other related securitization expenses and fees.

NET WAREHOUSE INTEREST INCOME

Net warehouse interest income is interest earned from the Company's mortgage loans, which generally carry long-term interest rates, less interest expense on borrowings to finance the funding of such mortgage loans. The Company earns net interest income from this difference, or spread, during the period the mortgage loans are held by the Company.

SERVICING FEES

The Company on November 15, 1999 sold its retained servicing rights to CitiFinancial Mortgage (See "Business - Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sale of Assets to CitiFinancial Mortgage Company"). The Company, prior to 1999, generally retained servicing rights and recognized servicing income from fees and late payment charges earned for servicing the loans owned by certificate holders and others. Servicing fees were generally earned at a rate of approximately 1/2 of 1%, on an annualized basis, of the unamortized loan balance being serviced.

OTHER REVENUES

Other revenues consists primarily of the recognition of the increase or accretion of the discounted value of interest-only and residual certificates over time and prepayment penalties received from borrowers.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

Net loss for the year ended December 31, 1999 was $335.4 million representing an increase in net loss of $235.0 million or 233.9% from net loss of $100.5 million for the year ended December 31, 1998.

 The increase in net loss resulted principally from a $165.9 million or 80.5% decrease in gain on sale of loans from $205.9 million for the year ended December 31, 1998 to $40.1 million for the year ended December 31, 1999, a $131.6 million market valuation adjustment in the value of the Company's interest-only and residual certificates and a goodwill impairment charge of $85.4 million resulting from the disposal of the Company's eight operating subsidiaries. Also contributing to the increase in loss was a decrease in net warehouse interest income of $10.7 million, an increase in other interest expense of $4.4 million, a $13.5 million decrease in other revenues and a $3.7 million decrease in servicing fees, for the year ended December 31, 1999.

Offsetting the increase in loss was a $47.7 million decrease in compensation and benefits and a $37.8 million gain on the sale of assets to CitiFinancial Mortgage.

Net loss before taxes was increased by a provision for income taxes of $1.4 million for the year ended December 31, 1999 compared to a provision for income taxes of $679,000 for the year ended December 31, 1998. No income tax benefit has been applied to the net loss for the year ended December 31, 1999 as the Company determined it cannot be assured that the income tax benefit could be realized in the future.

REVENUES

The following table sets forth information regarding components of the Company's revenues for the years ended December 31, 1998 and 1999:


                                                                         For the Year Ended
                                                                             December 31,
                                                                    -----------------------------
                                                                       1998                1999
                                                                    ---------           ---------
                                                                           (in thousands)
Gain on sale of loans ....................................          $ 205,924           $  40,065
                                                                    ---------           ---------
Warehouse interest income ................................            147,937              59,455
Warehouse interest expense ...............................           (118,345)            (40,659)
                                                                    ---------           ---------
        Net warehouse interest income ....................             29,592              18,796
                                                                    ---------           ---------
Servicing fees ...........................................             45,382              41,701
Gain on sale of assets to CitiFinancial Mortgage .........                 --              37,765
Other ....................................................             40,311              26,781
                                                                    ---------           ---------
        Total revenues ...................................          $ 321,209           $ 165,108
                                                                    =========           =========

Gain on sale of loans. For the year ended December 31, 1999, gain on sales of loans decreased to $40.1 million from $205.9 million for the year ended December 31, 1998, a decrease of 80.5%. The total volume of loans produced decreased by $5.2 billion or 83.6% to approximately $1.0 billion for the year ended December 31, 1999 compared to a total volume of approximately $6.2 billion for the year ended December 31, 1998. Since the fourth quarter of 1998, the Company decreased its correspondent lending activities to better manage its cash flow. Originations by the Company's correspondent network decreased by $3.8 billion or 97.9% to approximately $81.6 million for the year ended December 31, 1999 from approximately $3.8 billion for the year ended December 31, 1998, while production from the Company's broker network and direct lending operations decreased by approximately $1.4 billion or 60.3% to approximately $928 million for the year ended December 31, 1999 from approximately $2.3 billion for the year ended December 31, 1998. After the sale of assets to CitiFinancial Mortgage on November 15, 1999, the Company ceased its loan origination activities.

The Company historically sold loans it purchased or originated through one of two methods: (i) securitization, which involves the private placement or public offering of pass-through mortgage-backed securities, and (ii) whole loan sales, which involve selling blocks of loans to single purchasers.

During the year ended December 31, 1999, the Company only sold loans in the whole loan market to better manage its cash flow. Mortgage loans sold in the whole loan market approximated $1.5 billion for the years ended December 31, 1998 and 1999. During the year ended December 31, 1999, mortgage loans delivered to securitization trusts decreased by approximately $5.1 billion, a decrease of 100% from $5.1 billion for the year ended December 31, 1998.

The net gain on sale of loans as a percentage of loans sold and securitized approximated 2.7% for the year ended December 31, 1999 compared to 3.1% for the year ended December 31, 1998. The decrease in gain on sale as a percentage of loans sold and securitized for the year ended December 31, 1999 compared to the year ended December 31, 1998 is primarily the result of the Company selling all of its loans as whole loans and investors demanding a better yield when purchasing whole loans. The Company securitized no loans during 1999.

Net Warehouse Interest Income. Net warehouse interest income decreased to $18.8 million for the year ended December 31, 1999 from $29.6 million for the year ended December 31, 1998, a decrease of 36.3%. The decrease in net warehouse interest income was primarily due to an increase in the cost of funds and a decrease in the average balance of mortgages held for sale. The average cost of warehouse funds increased during 1999 as a result of an increase in the spread over LIBOR charged by certain of the Company's warehouse lenders.

Servicing Fees. Servicing fees decreased to $41.7 million for the year ended December 31, 1999 from $45.4 million for the year ended December 31, 1998, a decrease of 8.1%. primarily due to the sale of the Company's servicing portfolio to CitiFinancial Mortgage on November 15, 1999.

Gain on Sale of Assets to CitiFinancial Mortgage. On November 15, 1999, the Company received $96 million from CitiFinancial Mortgage for the sale of substantially all of its mortgage loan origination business and its mortgage servicing rights relating to loans which had been securitized, real property consisting of the Company's Tampa, Florida headquarters building and the Company's leased facilities at its Ft. Washington, Pennsylvania, Cherry Hill, New Jersey and Cincinnati, Ohio office locations. The sale of assets to CitiFinancial Mortgage resulted in a gain for financial reporting purposes of $37.8 million.

Other. Other revenues decreased to $26.8 million for the year ended December 31, 1999 from $40.3 million for the year ended December 31, 1998, primarily as a result of decreased accretion income attributable to decreased investment in interest-only and residual certificates and decreased prepayment penalties from borrowers who prepay the outstanding balance of their mortgage early.

Expenses

The following table sets forth information regarding components of the Company's expenses for the year ended December 31, 1998 and 1999:


                                                               For the Year
                                                            Ended December 31,
                                                       --------------------------
                                                         1998               1999
                                                       --------          --------
                                                             (in thousands)
Compensation and benefits ...................          $124,234          $ 76,516
Selling, general and administrative .........           130,547           128,879
Other interest expense ......................            28,434            32,848
Loss on short sale of United States
 Treasury Securities.........................            22,351                --
Market valuation adjustment .................            84,638           131,553
Goodwill impairment charge ..................                --            85,427
Interest expense - Greenwich Funds ..........            30,795            31,472
Other charges ...............................                --            12,437
                                                       --------          --------
                Total expenses ..............          $420,999          $499,132
                                                       ========          ========

Compensation and benefits decreased by $47.7 million or 38.4% to $76.5 million for the year ended December 31, 1999 from $124.2 million for the year ended December 31, 1998, principally due to a decrease in the number of employees related to the Company's decreased loan production during the year ended December 31, 1999, the disposal of the Company's eight operating subsidiaries and the sale of the Company's mortgage servicing rights and loan origination business to CitiFinancial Mortgage on November 15, 1999, which resulted in the elimination of substantially all IMC's employees on that date. The decrease in compensation and benefits was partially offset by approximately $1 million in employment contract settlements to terminate management employee contracts.

Selling, general and administrative expenses decreased by $1.7 million or 1.3% to $128.9 million for the year ended December 31, 1999 from $130.5 million for the year ended December 31, 1998. Selling, general and administrative expenses decreased due to a decrease in operating expenses related to the disposal of the Company's eight operating subsidiaries and the sale of the Company's mortgage servicing rights and loan origination business to CitiFinancial Mortgage on November 15, 1999. Also contributing to the decrease in the selling, general and administrative expenses was a decrease in amortization expense related to the mortgage servicing rights of $2.3 million. The decrease in selling, general and administrative expenses was partially offset by an increase in the provision for loan losses of approximately $25.6 million.

The provision for loan losses represents the change in the valuation allowance established when the cost exceeds the market value of mortgage loans held for sale. The increase in the valuation allowance was due to (i) an increase in the amount of mortgage loans that were ineligible for securitization due to delinquency and other factors and (ii) a decrease in the market value of the mortgage loans held for sale. After the sale of assets to CitiFinancial Mortgage, the Company essentially has no ongoing operating business and is in the process of selling its remaining mortgage loans held for sale to attempt to repay its warehouse finance facilities. Management believes the amount of proceeds realized from the sale of the mortgage loans will be negatively affected by these circumstances and has reflected this in its estimate of market value at December 31, 1999.

Other interest expense increased by $4.4 million or 15.5% to $32.8 million for the year ended December 31, 1999 from $28.4 million for the year ended December 31, 1998, due to an increase in the average amount of residual finance facility borrowings outstanding.

Loss on short sales of United States Treasury Securities, which represent the realized loss on the Company's hedging instruments at December 31, 1998, decreased to $0 for the year ended December 31, 1999 from $22.4 million for the year ended December 31, 1998. The Company had historically hedged the interest rate risk on loan purchases by selling short United States Treasury Securities which matched the duration of the fixed rate mortgage loans held for sale and borrowing the securities under agreements to resell. In October 1998, the Company closed its short treasury positions, and since has not been hedging its mortgage loans held for sale. Approximately $25 million of the realized loss in these hedge transactions in September 1998 was recognized upon securitization as an adjustment to the carrying value of the hedge mortgage loans and is included in the net gain on sale for the year ended December 31, 1998. Realized loss in these instruments of $22.4 million related to hedge positions, which were closed in September and October 1998 was recognized as a loss on short sales of United States Treasury Securities in 1998. Prior to September , 1998, unrealized losses on hedge instruments were deferred and recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans.

As a result of adverse market conditions and continuing trends in the portfolio of underlying mortgages, the Company adjusted its loss curve assumptions during 1999. The loss curve assumption used by the Company at December 31, 1999 to approximate the timing of losses over the life of the securitized loans gradually increases from zero in the first six months to 375 basis points after 36 months. Changes in the fair value of the interest-only and residual certificates are recorded in the accompanying consolidated statements of operations as a market valuation adjustment. The Company believes the adverse market conditions affecting the non-conforming mortgage industry has limited the Company's borrowers' ability to refinance existing mortgage loans with other non-conforming mortgage lenders, which the Company believes has increased the number of defaults. The decrease in the estimated fair value of the interest-only and residual certificates resulted in a market valuation adjustment of approximately $131.6 million for the year ended December 31, 1999.

Goodwill impairment charge represents the write-down of goodwill resulting from the Company's disposal of its eight operating subsidiaries during the year ended December 31, 1999 as described in Note 6 of Notes to Consolidated Financial Statements

On October 15,1998, the Company entered into an agreement for a $33 million revolving credit facility with certain of the Greenwich Funds (the "Greenwich Loan Agreement"). On February 16, 1999, the Greenwich Funds made additional loans totaling $5 million available under the facility. On February 19, 1999, the Greenwich Funds purchased, at a discount from BankBoston its interest in a $95.0 million credit facility between the Company and BankBoston. On May 18, 1999, the Company entered into a Note Purchase and Amendment (the "Note Purchase Agreement") with the Greenwich Funds which provided the Company access to short-term financing and enabled the Company to continue to make its required monthly delinquent interest advances under the pooling and servicing agreements related to securitizations the Company serviced prior to the sale of its mortgage servicing rights to CitiFinancial Mortgage on November 15, 1999.

Interest expense - Greenwich Funds represents costs associated with the Greenwich Loan Agreement, the Note Purchase Agreement and the $95.0 million credit facility the Greenwich Funds purchased from BankBoston. Interest expense
- Greenwich Funds includes interest charges and amortization of commitment fees and the value attributable to the Class C preferred stock issued in connection with the Greenwich Loan Agreement and preferred stock issuable to the Greenwich Funds under the terms of the Greenwich Loan Agreement. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

Other charges represent expenses incurred or accrued relating to, among other things, disposal of assets, lease termination costs and costs of disposal of the Company's eight operating subsidiaries, investments in international operations and the Company's Rhode Island branch location. See Note 6 of Notes to Consolidated Financial Statements.

Income Taxes. The effective income tax rate for the year ended December 31, 1999 was approximately 0%, which differed from the federal tax rate of 35% primarily due to state income taxes, the non-deductibility for tax purposes of a portion of interest expense - Greenwich Funds, amortization expenses related to goodwill and a full valuation allowance established against the deferred tax asset (see
Note 12 of Notes to Consolidated Financial Statements).

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net loss for the year ended December 31, 1998 was $100.5 million representing a decrease of $148.4 million or 309.8% from net income of $47.9 million for the year ended December 31, 1997.

The decrease in income resulted principally from an $84.6 million market valuation adjustment decrease in the value of the Company's interest-only and residual certificates, of which $52.3 million resulted from an increase to 16% in the discount rate utilized and $32.3 million resulted from an increase in loss assumptions. The Company revised the loss assumption used to approximate the timing of losses over the life of the securitized loans and the discount rate used to present value the projected cash flow retained by the Company as a result of adverse market conditions and emerging trends in the Company's serviced loan portfolio. Also contributing to the decrease in income were $30.8 million of interest expense associated with Greenwich Loan Agreement and $22.4 million of loss on short sales of United States Treasury Securities related to realized losses on the Company's hedging instruments. Offsetting the decrease in net income was an increase in gain on sale of loans of $24.9 million or 13.8% to $205.9 million for the year ended December 31, 1998 from $181.0 million for the year ended December 31, 1997 and a $4.9 million or 19.8% increase in net warehouse interest income to $29.6 million for the year ended December 31, 1998 from $24.7 million for the year ended December 31, 1997. Also offsetting the decrease in net income was a $28.3 million or 165.8% increase in servicing fees to $45.4 million for the year ended December 31, 1998 from $17.1 million for the year ended December 31, 1997 and a $24.3 million or 151.8% increase in other revenues to $40.3 million for the year ended December 31, 1998 from $16.0 million for the year ended December 31, 1997.

Contributing to the decrease in net income was a $42.2 million or 51.4% increase in compensation and benefits to $124.2 million for the year ended December 31, 1998 from $82.1 million for the year ended December 31, 1997, of which $15.0 million related to the compensation and benefits related to the acquisitions of National Lending Center and Central Money Mortgage (which occurred July 1, 1997) and Residential Mortgage Corporation and Alternative Capital Group (which occurred during the three months ended December 31, 1997) and the remainder related primarily to the growth of the Company through the nine months ended September 30, 1998. Also contributing to the decrease in income was a $65.5 million or 100.8% increase in selling, general and administrative expenses to $130.5 million for the year ended December 31, 1998 from $65.0 million for the year ended December 31, 1997, of which $6.5 million related to the acquisitions of National Lending Center, Central Money Mortgage, Residential Mortgage Corporation and Alternative Capital Group and the remainder related primarily to the growth of the Company through the nine months ended September 30, 1998. Contributing to the decrease in income was also a $14.2 million or 99.1% increase in other interest expense to $28.4 million for the year ended December 31, 1998 from $14.3 million for the year ended December 31, 1997.

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

REVENUES

The following table sets forth information regarding components of the Company's revenues for the years ended December 31, 1997 and 1998:


                                                                   For the Year
                                                                 Ended December 31,
                                                          -----------------------------
                                                             1997                1998
                                                          ---------           ---------
                                                                 (in thousands)
Gain on sales of loans .........................          $ 180,963           $ 205,924
                                                          ---------           ---------
Warehouse interest income ......................            123,432             147,937
Warehouse interest expense .....................            (98,720)           (118,345)
                                                          ---------           ---------
       Net warehouse interest income ...........             24,712              29,592
                                                          ---------           ---------
 Servicing fees ................................             17,072              45,382
 Other .........................................             16,012              40,311
                                                          ---------           ---------
        Total revenues .........................          $ 238,759           $ 321,209
                                                          =========           =========

Gain on Sales of Loans. For the year ended December 31, 1998, gain on sales of loans increased to $205.9 million from $181.0 million for the year ended December 31, 1997, an increase of 13.8%. The total volume of loans produced increased by $284.0 million or 4.8% to approximately $6.2 billion for the year ended December 31, 1998 compared to a total volume of approximately $5.9 billion for the year ended December 31, 1997. During the year ended December 31, 1998, as a result of its acquisitions in the year ended December 31, 1997, the Company increased its loan production from direct lending. During the fourth quarter of 1998, the Company decreased its correspondent lending activities to better manage its cash flow. Originations by the Company's correspondent network decreased by $503.0 million or 11.6% to approximately $3.8 billion for the year ended December 31, 1998 from approximately $4.3 billion for the year ended December 31, 1997, while production from the Company's broker network and direct lending operations increased by $787 million or 50.7% to approximately $2.3 billion for the year ended December 31, 1998 from approximately $1.6 billion for the year ended December 31, 1997.

During 1998 the Company sold the loans it purchased or originated through one of two methods: (i) securitization, which involves the private placement or public offering of pass-through mortgage-backed securities, and (ii) whole loan sales, which involve selling blocks of loans to single purchasers.

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

The gain on the sale of loans in a securitization represents the present value of the difference (spread) between (i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a normal servicing fee. The weighted average rates used by the Company to compute the present value of the spread ranged from 11% to 14.5% during 1997 and the nine months ended September 30, 1998 and was 16% for the fourth quarter of 1998. The spread is adjusted for estimated prepayments and losses. The Company utilizes assumed prepayment and loss curves, which the Company believes will approximate the timing of prepayments and losses over the life of the securitized loans. During the first six months of the year ended December 31, 1998, prepayment assumptions used to calculate the gain on sales of securitized loans reflect the Company's expectations that prepayments on fixed rate loans will gradually increase from a constant prepayment rate ("CPR") of 4% to 28% in the first year of the loan and remain at 28% thereafter and that prepayments on adjustable rate loans will gradually increase from a CPR of 4% to 35% in the first year of the loan and remain at 35% thereafter. During the first six months of the year ended December 31, 1997, the maximum CPR used to compute gain on sales of fixed and adjustable rate securitized loans was 27% and 30%, respectively. The CPR measures the annualized percentage of mortgage loans which prepay during a given period. The CPR represents the annual prepayment rate such that, in the absence of regular amortization, the total prepayment over the year would equal that percent of the original principal balance of the mortgage loan. During the three months ended December 31, 1998, the loss assumption used to calculate the gain on sales of securitized loans reflects the Company's expectations that losses from defaults would gradually increase from zero per year in the first six months of securitization to 175 basis points per year after 36 months. During the nine months ended September 30, 1998 and the year ended December 31, 1997, the assumed loss assumption used to calculate gain on sales of securitized loans reflected the Company's expectation that losses from defaults would gradually increase from zero in the first six months of securitization to 100 basis points per year after 36 months. See Note 10 of Notes to Consolidated Financial Statements.

The net gain on sale of loans as a percentage of loans sold and securitized approximated 3.1% for the year ended December 31, 1998 compared to 3.7% for the year ended December 31, 1997. The decrease in gain on sale as a percentage of loans sold and securitized for the year ended December 31, 1998 compared to the year ended December 31, 1997 is primarily the result of investors demanding wider spreads over treasuries for newly issued asset-backed securities and a greater percentage of whole-loan sales in the year ended December 31, 1998. The weighted average spread over treasuries for the securitization fixed rate transactions the Company completed during the year ended December 31, 1998 increased approximately 47 basis points or 59% from the fixed rate securitization transactions the Company completed during the year ended December 31, 1997. The spread over treasuries for the securitization transaction the Company completed in December 1998 was the most unfavorable of the fifteen securitizations that the Company has completed in the past two years. The impact of the widening of the spreads demanded by asset-backed investors on gain of sale was particularly negative for issuers of asset-backed securities which hedged their exposure to interest rate risk through the short sale of United States Treasury Securities. See Note 5 of Notes to Consolidated Financial Statements.

The Company had historically sold United States Treasury securities short to hedge against interest rate movements affecting the mortgage loans held for sale. Prior to September 1998, when interest rates decreased, the Company would experience a devaluation of its hedge position (requiring a cash payment, by the Company to maintain the hedge), which would generally be largely offset by a corresponding increase in the value of mortgage loans held for sale and therefore a higher gain on sale of loans at the time of securitization. Conversely, when interest rates increased, the Company would experience an increase in the valuation in the hedge position (providing a cash payment to the Company from the hedge position), which would generally be largely offset by a corresponding decrease in the value of mortgage loans held for sale and a lower gain at the time of securitization.

In September, 1998, the Company believes that, primarily due to significant volatility in debt, equity, and asset-backed markets, investors increased investments in United States Treasury securities and at the same time demanded wider spreads over treasuries to acquire newly issued asset-backed securities. The effect of the increased demand for the treasuries resulted in a devaluation of the Company's hedge position, requiring the Company to pay approximately $47.5 million. This devaluation was not offset by an equivalent increase in the gain on sale of loans at the time of securitization because investors demanded wider spreads over the treasuries to acquire the Company's asset-backed securities. Of the $47.5 million in hedge devaluation, approximately $25 million was closed at the time the Company priced two securitizations and was reflected as an offset to gain on sale and approximately $22.4 million was charged to operations as a loss on short sales of United States Treasury Securities. At December 31, 1998, the Company had no open hedge positions.

As described above, through September 30, 1998 the Company has used discount rates ranging from 11% to 14.5% to present value the difference (spread) between
(i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a normal servicing fee. As a result of market volatility in the asset-backed markets and the widening of the spreads recently demanded by asset-backed investors to acquire newly issued asset-backed securities, the discount rates utilized by the Company to present value the spread described above were increased to 16% in the fourth quarter of 1998, resulting in a mark to market adjustment of $52.3 million. A change in the discount rate of 16% used to present value the spread described above of 1%, 3% or 5% would result in a corresponding change in the value of the interest only and residual certificates at December 31, 1998 of approximately 2.0%, 6.0% and 9.5%, respectively.

Net Warehouse Interest Income. Net warehouse interest income increased by $4.9 or 19.8% to $29.6 million for the year ended December 31, 1998 from $24.7 million for the year ended December 31, 1997. The increase in net warehouse interest income was primarily due to a decrease in the cost of funds and an increase in the average balance of mortgages held for sale. The average cost of warehouse funds decreased during 1998 by approximately 6% primarily as a result of a reduction in the spread over LIBOR charged by the Company's warehouse lenders and a decline in the average LIBOR, during the year ended December 31, 1998 compared to the average LIBOR during the year ended December 31, 1997.

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

Expenses

The following table sets forth information regarding components of the Company's expenses for the year ended December 31, 1997 and 1998:


                                                                         For the Year
                                                                     Ended December 31,
                                                                --------------------------
                                                                   1997             1998
                                                                --------          --------
                                                                       (in thousands)
Compensation and benefits                                       $ 82,051          $124,234
Selling, general and administrative                               64,999           130,547
Other interest expense                                            14,280            28,434
Loss on short sale of United States Treasury securities               --            22,351
Market valuation adjustment                                           --            84,638
Interest expense - Greenwich Funds                                    --            30,795
                                                                --------          --------
            Total expenses                                      $161,330          $420,999
                                                                ========          ========

Compensation and benefits increased by $42.2 million or 51.4% to $124.2 million for the year ended December 31, 1998 from $82.1 million for the year ended December 31, 1997, principally due to an increase in the number of employees related to the Company's increased mortgage loan servicing portfolio and $15.0 million of compensation and benefits due to an increase in the numbers relating to the acquisitions of National Lending Center and Central Money Mortgage (which occurred July 1, 1997) and Residential Mortgage Corporation and Alternative Capital Group (which occurred in October and November 1997, respectively). The increase in compensation and benefits was partially offset by a decrease in executive bonuses of $3.2 million during the year ended December 31, 1998 payable under employment agreements and stock award plans which provide executive bonuses based on increases in annual net earnings per share.

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

Other interest expense increased by $14.2 million or 99.1% to $28.4 million for the year ended December 31, 1998 from $14.3 million for the year ended December 31, 1997 principally as a result of increased interest expense due to increased residual financing borrowings.

Loss on short sales of United States Treasury Securities increased to $22.4 million for the year ended December 31, 1998 from $0 for the year ended December 31, 1997. The Company had historically hedged the interest rate risk on loan purchases by selling short United States Treasury Securities which matched the duration of the fixed rate mortgage loans held for sale and borrowing the securities under agreements to resell. In October 1998, the Company closed its short treasury positions, and is not currently hedging its mortgage loans held for sale. Approximately $25 million of the realized loss in these hedge transactions in September 1998 was recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans and is included in the net gain on sale for the year ended December 31, 1998. Realized loss in these instruments of $22.4 million related to hedge positions, which were closed in September and October 1998 and were unrelated to a securitization transaction and were recognized as a loss on short sale of United States Treasury securities. Prior to September, 1998, unrealized losses on hedge instruments were deferred and recognized upon securitization as an adjustment to the carrying value of the hedged mortgage loans.

Market valuation adjustment, which represents the realized loss on the Company's interest-only and residual certificates for the year ended December 31, 1998, increased to $84.6 million for the year ended December 31, 1998 from $0 for the year ended December 31, 1997.

In 1998, the Company revised the loss assumption used to approximate the timing of losses over the life of the securitized loans and the discount rate used to present value the projected cash flow retained by the Company. Previously the Company expected losses from defaults to gradually increase from zero in the first six months of securitization to 100 basis points after 36 months. During the fourth quarter of 1998, as a result of adverse market conditions in the non-conforming industry and emerging trends in the Company's serviced loan portfolio, the Company revised its loss curve so that expected defaults gradually increase from zero in the first six months of securitization to 175 basis points after 36 months. The Company believes the adverse market conditions affecting the non-conforming mortgage industry will limit the Company's borrowers' ability to refinance existing mortgage loans serviced by IMC with other non-conforming mortgage lenders that market their products to borrowers that are less credit-worthy and may increase the frequency of defaults. Previously, the Company discounted the present value of projected cash flows retained by the Company at discount rates ranging from 11% to 14.5%. During the fourth quarter of 1998, as a result of adverse market conditions, the Company adjusted to 16% the discount rate used to present value the projected cash flow retained by the Company. The revised loss curve and discount rate assumptions resulted in a decrease in the estimated fair value of the interest-only and residual certificates of approximately $32.3 million and $52.3 million, respectively, which comprises the market valuation adjustment for the year ended December 31, 1998.

Interest expense - Greenwich Funds represents costs associated with the Greenwich Loan Agreement, including accrued interest at 10%, amortization of a $3.3 million commitment fee, amortization of the value attributable to the Class C preferred stock issued in connection with the Greenwich Loan Agreement and amortization of the value assigned to the beneficial conversion feature associated with the Exchange Option in favor of the Greenwich Funds under the terms of the Greenwich Loan Agreement. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

Income Taxes. The provision for income taxes for the year ended December 31, 1998 was approximately $679,000 or 0%, which differed from the federal tax rate 35% primarily due to state income taxes and the non-deductibility for tax purposes of Interest expense - Greenwich Funds, amortization expenses related to goodwill and a full valuation allowance established against the deferred tax asset (see Note 12 of Notes to Consolidated Financial Statements).

FINANCIAL CONDITION

December 31, 1999 Compared to December 31, 1998

Mortgage loans held for sale at December 31, 1999 were $377.5 million, a decrease of $569.0 million or 60.1% from mortgage loans held for sale of $946.4 million at December 31, 1998. Included in mortgages held for sale at December 31, 1999 and December 31, 1998 were $150 million and $85 million, respectively, of mortgage loans which were not eligible for securitization due to delinquency and other factors (loans under review). The amount by which cost exceeds market value on loans under review is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net loss in the period of change. The valuation allowance at December 31, 1999 and 1998 was $37.5 and $24.0 million, respectively.

Accounts receivable decreased $13.8 million or 30.8% from $44.7 million at December 31, 1998 to $30.9 at December 31, 1999, primarily due to a decrease in servicing advances due to the Company's sale of servicing advances to CitiFinancial Mortgage on November 15, 1999. (See "Business - Recent Developments" - and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discussion of Sale of Assets to CitiFinancial Mortgage Company"). As the servicer for the securitization trusts, the Company was required, prior to the sale of the servicing rights to CitiFinancial Mortgage, to advance certain interest and escrow amounts to the securitization trusts for delinquent mortgagors and to pay expenses related to foreclosure activities. The Company then recovered the amounts advanced to the securitization trusts from the mortgagors or from the proceeds from liquidation of foreclosed properties.

Interest-only and residual certificates at December 31, 1999 were $161.4 million, representing a decrease of $307.5 million or 65.6% from interest-only and residual certificates of $468.8 million at December 31, 1998. Capitalized mortgage servicing rights decreased $52.4 million or 100% from $52.4 million at December 31, 1998, due to amortization of the servicing rights through November 15, 1999 and the sale of the servicing rights to CitiFinancial Mortgage on November 15, 1999. (See "Business - Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sale of Assets to CitiFinancial Mortgage Company"). The decrease in interest-only and residual certificates resulted from the sale of three interest-only and residual certificates, the receipt of monthly cash flows from certain interest-only and residual certificates and a market valuation adjustment of $131.6 million resulting primarily from the Company's revision of the loss curve assumption used to approximate the timing of losses over the life of the securitized loans. See Note 10 of Notes to Consolidated Financial Statements.

Goodwill decreased $89.6 million or 100% from $89.6 million at December 31, 1998 due to amortization of $4.2 million and the Company's disposal of its eight subsidiaries. (See "Acquisitions and Disposal of Acquisitions"). Goodwill was amortized on a straight-line basis over periods from five to thirty years.

Borrowings under warehouse financing facilities at December 31, 1999 were $419.7 million, a decrease of $564.8 million or 57.4% from warehouse financing facilities of $984.6 million at December 31, 1998. This decrease was a result of decreased mortgage loans held for sale, caused by IMC's significant lenders imposing restrictions on the availability of fundings to IMC. See - "Liquidity and Capital Resources" and Note 3 of Notes to Consolidated Financial Statements.

Term debt and notes payable at December 31,1999 was $285.2 million, representing a decrease of $147.4 million or 34.1% from term debt and notes payable of $432.7 million at December 31, 1998. This decrease was primarily a result of certain term debts and notes payables being repaid upon the sale of certain assets to CFM on November 15, 1999. (See "Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discussion of Sale of Assets to CitiFinancial Mortgage Company") and the sale of three interest-only and residual certificates, which resulted in the repayment of $73.0 million of term debt associated with those residuals. (See Note 10 of Notes to Consolidated Financial Statements).

Accounts payable and accrued liabilities at December 31, 1999 was $10.1 million, representing a decrease of $5.2 million or 33.6% from accounts payable and accrued liabilities of $15.3 million at December 31, 1998. This decrease was primarily due to a decrease in amounts due to vendors based on a reduced activity after the sale of certain assets to CitiFinancial Mortgage.

The Company's net deferred tax asset remained unchanged at December 31, 1999 from a deferred tax asset of $0 million at December 31, 1998, primarily due to a full valuation allowance established against the deferred tax asset.

Preferred stock, consisting of Class A ($22.0 million) and Class C ($18.3 million) was $40.3 million at December 31, 1999 compared to $37.3 at December 31, 1998. In July 1998, the Company sold $50 million of Class A redeemable preferred stock to the Greenwich Funds. The Class A redeemable preferred stock was convertible into non-registered common stock at $10.44 per share. As described in Note 4 of Notes to Consolidated Financial Statements, the conversion feature was eliminated in October 1998. The elimination of the conversion feature resulted in a discount to the Class A redeemable preferred stock of approximately $32 million, which was charged to paid in capital and is being accreted to preferred stock until the mandatory redemption dates beginning in 2008.

In October 1998, the Company issued 23,760.758 shares of Class C exchangeable preferred stock to the Greenwich Funds in conjunction with the Greenwich Loan Agreement as described in Note 4 of Notes to Consolidated Financial Statements. The preferred stock was recorded at $18.3 million based on an allocation of the proceeds from the $33 million credit facility.

Stockholders' deficit as of December 31, 1999 was $127.5 million, a decrease of $338.1 million over stockholders' equity of $210.6 million at December 31, 1998. Stockholders equity decreased for the year ended December 31, 1999 primarily as a result of a net loss of $335.4 million.

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

Interest-only and residual certificates at December 31, 1998 were $468.8 million, representing an increase of $245.5 million or 110.0% from interest-only and residual certificates of $223.3 million at December 31, 1997. Capitalized mortgage servicing rights increased $17.4 million or 49.9% from $35.0 million at December 31, 1997 to $52.4 million at December 31, 1998. The increase in capitalized mortgage servicing rights consists of capitalization of $35.9 million of servicing rights, offset by amortization of $18.5 million. The increases in interest-only and residual certificates and capitalized mortgage servicing rights resulted primarily from the securitization of $5.1 billion in mortgage loans in seven transactions during the year ended December 31, 1998. The increase in interest-only and residual certificates was offset by a market valuation adjustment of $84.6 million resulting from the Company's revision of the loss curve assumption used to approximate the timing of losses over the life of the securitized loans and an increase in the discount rate used to present value the projected cash flow retained by the Company. See Note 10 of Notes to Consolidated Financial Statements.

Warehouse financings due from correspondents decreased $23.1 million or 89.2% from $25.9 million at December 31, 1997 to $2.8 million at December 31, 1998 due to a decrease in committed warehouse financing the Company provided to correspondents as a result of the Company's severely reduced liquidity.

Goodwill decreased $2.3 million from $92.0 million at December 31, 1997 to $89.6 million at December 31, 1998 due to amortization of $4.0 million partially offset by contingent earnout payments price of $1.6 million primarily related to Mortgage Central Corp. and National Lending Center. Goodwill is being amortized on a straight-line basis over periods from five to thirty years. The Company reviews the potential impairment of goodwill on a non-discounted cash flow basis to assess recoverability. The Company determined that there was no impairment of goodwill at December 31, 1998 based on the projected cash flows of the acquired companies.

Borrowings under warehouse financing facilities at December 31, 1998 were $984.6 million, a decrease of $748.0 million or 43.2% from warehouse financing facilities of $1.7 billion at December 31, 1997. This decrease was a result of decreased mortgage loans held for sale, caused by IMC's significant lenders imposing restrictions on the availability of fundings to IMC. See - "Liquidity and Capital Resources" and Note 3 of Notes to Consolidated Financial Statements.

Term debt and notes payable at December 31, 1998 was $432.7 million, representing an increase of $302.3 million or 231.7% from term debt and notes payable of $130.5 million at December 31, 1997. This increase was primarily a result of financing the increase in interest-only and residual certificates, an increase of $87.5 million in outstanding borrowings under the Company's working capital line of credit, and $27.6 million outstanding under the Greenwich Loan Agreement, net of a $3.0 million discount related to the issuance of Class C preferred stock.

Accounts payable and accrued liabilities decreased $16.4 million or 51.7% from $31.7 million at December 31, 1997 to $15.3 million at December 31, 1998, primarily due to payment of accrued contingent stock payments related to acquisitions and a $3.2 million decrease in accrued incentive compensation.

The Company's net deferred tax asset of $33.6 million was offset by a full valuation allowance, and after the offset, represents a decrease of $10.9 million from a deferred tax liability of $10.9 million at December 31, 1997, to a deferred tax asset, after valuation of $0 at December 31, 1998. The decrease is primarily due to temporary differences in the recognition of market valuation adjustment income related to the Company's interest-only and residual certificates for income tax purposes and a full valuation allowance on the deferred tax asset.

Preferred stock, consisting of Class A ($19.0 million) and Class C ($18.3 million) was $37.3 million at December 31, 1998 compared to $0 at December 31, 1997. In July 1998, the Company sold $50 million of Class A redeemable preferred stock to certain of the Greenwich Funds and certain affiliates. The Class A redeemable preferred stock was convertible into non-registered common stock at $10.44 per share. As described in Note 4 of Notes to Consolidated Financial Statements, the conversion feature was eliminated in October 1998. The elimination of the conversion feature resulted in a discount to the Class A redeemable preferred stock of approximately $32 million, which was charged to paid in capital and is being accreted to preferred stock until the mandatory redemption dates beginning in 2008.

In October 1998, the Company issued 23,760.758 shares of Class C exchangeable preferred stock to the Greenwich Funds in conjunction with the Greenwich Loan Agreement as described in Note 4 of Notes to Consolidated Financial Statements. The preferred stock was recorded at $18.3 million based on an allocation of the proceeds from the $33 million credit facility.

Stockholders' equity as of December 31, 1998 was $210.6 million, a decrease of $43.5 million from stockholders' equity of $254.1 million at December 31, 1997. Stockholders' equity primarily increased for the year ended December 31, 1998 from common stock issued under earn-out arrangements of $7.1 million, issuance of debt with beneficial conversion feature of $18.2 million and elimination of the conversion feature on the Class A preferred stock of $32.4 million, and decreased as a result of a net loss of $100.5 million.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1999, the Company used its cash flow from the sale of certain assets to CitiFinancial Mortgage, the sale of loans through whole loan sales, loan origination fees, processing fees, net interest income, servicing fees and borrowings under its warehouse and term debt facilities to meet its working capital needs. The Company's cash requirements during the year ended December 31, 1999 included the funding of loan purchases and originations, payment of principal and interest costs on borrowings, operating expenses, and capital expenditures.

Since November 15, 1999, substantially all of the Company's cash and cash equivalents are restricted by escrow agreements on behalf of certain creditors or pursuant to the second amended and restated intercreditor agreements described in "Business - Recent Developments" and Note 3 of Notes to Consolidated Financial Statements included herein.

The Company, prior to the sale of certain assets to CFM on November 15, 1999, had an ongoing need for substantial amounts of capital (See "Business - Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sale of Assets to CitiFinancial Mortgage Company"). Adequate credit facilities and other sources of funding were essential to the continuation of the Company's ability to purchase and originate loans. The Company typically has operated, and expects to continue to operate, on a negative operating cash flow basis. During the year ended December 31, 1999, the Company received cash flows from operating activities and investing activities of $615.1 million and $141.5 million, an increase of $224.7 million and $152.1 million from cash flows provided by operations and used in investing activities of $390.3 million and $10.6 million respectively during the year ended December 31, 1998. During the year ended December 31, 1999, cash flows used by the Company in financing activities were $717.8 million, an increase of $326.7 million from cash flows used in financing activities of $391.0 million during the year ended December 31, 1998. The cash flows received from operating activities relate primarily to the sale of mortgage loans held for sale. The cash flows received from investing activities relate primarily to the sale of certain assets to CFM on November 15, 1999. The cash flows used in financing activities related primarily to the repayment of principal on finance facilities borrowings.

Significant cash outflows were incurred upon the closing of a securitization transaction; however, the Company does not receive a significant portion of the cash representing the gain until later periods when the related loans are repaid or otherwise collected. The Company borrowed funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings were made under warehouse lines of credit with various lenders.

Since the fourth quarter of 1998, equity, debt, and asset-backed markets were extremely volatile, effectively denying the Company access to publicly traded debt and equity markets to fund cash needs. As a result of these adverse market conditions, among other things, in October 1998 the Company entered into intercreditor arrangements with Paine Webber Real Estate Securities, Inc. (Paine Webber), Bear Stearns Home Equity Trust 1996-1 (Bear Stearns) and Aspen Funding Corp. and German American Capital Corporation, subsidiaries of Deutsche Bank of North America Holding Corp. (DMG) (collectively, the "Significant Lenders"), which held $975.2 million of the Company's outstanding warehouse lines and approximately $294.2 million of the Company's interest-only and residual financing at December 31, 1998. The intercreditor arrangements provided for the Significant Lenders to "standstill" and keep outstanding balances under their facilities in place, subject to certain conditions, to allow the Company to explore its financial alternatives. The intercreditor agreements also provided, subject to certain conditions, that the lenders would not issue any margin calls requesting additional collateral be delivered to the lenders. The intercreditor arrangements have been subsequently amended, as described below.

On July 14, 1999, the Company entered into an Agreement to sell certain assets to CitiFinancial Mortgage for $100 million. The Agreement was approved by the Company's Board of Directors on July 30, 1999.

As discussed in Notes 7 and 17 of Notes to Consolidated Financial Statements included herein, on November 12, 1999, the shareholders of the Company approved the Agreement with CitiFinancial Mortgage. Simultaneously, the Company, the Significant Lenders and the Greenwich Funds entered into second amended and restated intercreditor agreements. Under these agreements, the Lenders agreed to keep their respective facilities in place so long as the obligations owed to those lenders are repaid according to an agreed-upon plan, as described in the agreements. Each of the Significant Lenders and the Greenwich Funds has indicated that, after November 15, 1999, they will not make any additional advances under their facilities.

On November 15, 1999 the Company received $96 million from CitiFinancial Mortgage for the sale of its mortgage servicing rights related to mortgage loans which have been securitized, substantially all of its mortgage loan origination business and real property consisting of the Company's Tampa, Florida headquarters building and the Company's leased facilities at its Ft. Washington, Pennsylvania, Cherry Hill, New Jersey and Cincinnati, Ohio office locations. Under the terms of the Agreement, the Company will receive an additional $4 million in sales proceeds over the next two years from CitiFinancial Mortgage for this sale if certain conditions are met.

In addition to the payment of $96 million for the purchase of certain assets, CitiFinancial Mortgage reimbursed the Company for servicing advances made by the Company in its capacity as servicer. As servicer of these loans, the Company was required to advance certain interest and escrow amounts to the securitization trusts for delinquent mortgagors and to pay expenses related to foreclosure activities. The Company then collected the amounts from the mortgagors or from the proceeds from liquidation of foreclosed properties. The amounts owed to the Company for reimbursement of servicing advances made in connection with escrow and foreclosure servicing advances were $42.6 million at November 15, 1999 and amounts owed to the Company for reimbursement of servicing advances made in connection with delinquent interest payments were $9.8 million at November 15, 1999. The escrow and foreclosure servicing advances, which are typically recovered by the servicer over a period of up to two years, were acquired by CitiFinancial Mortgage at a discount of 10.45%. The delinquent interest servicing advances, which are typically repaid to the servicer monthly, were acquired by CitiFinancial Mortgage at a discount of $3.0 million.

The proceeds from the sale of assets were used to repay certain indebtedness of approximately $68.3 million secured by certain assets of the Company upon the consummation of the sale of assets to CitiFinancial Mortgage and provide working capital.

After the sale of assets to CitiFinancial Mortgage and the disposition of its remaining subsidiaries, the Company essentially has no ongoing operating business, but will continue to own assets consisting primarily of cash, accounts receivable, mortgage loans held for sale, interest-only and residual certificates and other assets that are pledged as collateral for the warehouse finance facilities and term debt. The assets remaining after the sale of assets to CitiFinancial Mortgage will either be held or sold by the Company to attempt to realize the maximum value for these assets and repay its obligations, including the warehouse finance facilities and term debt. As the Company has now sold its mortgage servicing business and does not expect to originate any additional loans, its future needs for cash have been greatly decreased. The Company believes it has adequate resources for the limited activity of the Company, although there can be no assurance that the Company will be able to maximize the value of its remaining assets and have adequate proceeds and resources to satisfy its creditors or that the Company will not seek bankruptcy protection in the future.

In addition, the second amended and restated intercreditor agreements described above provide a mechanism for the Company's principal secured creditors who are parties to the intercreditor agreements to release to the Company for its working capital needs a portion of the monthly receipts from the interest-only and residual certificates serving as collateral for those lenders' loans.

All during the year ended December 31, 1999, the Company had no available warehouse or residual facilities with Paine Webber. The outstanding warehouse borrowings bear interest rates ranging from LIBOR plus 0.75% to LIBOR plus 2.00%. Approximately $27.3 million was outstanding under this warehouse facility as of December 31, 1999. The Company, prior to November 15, 1999, had informally requested that Paine Webber permit funding of an additional $200 million under its warehouse facilities, but was notified that Paine Webber did not intend to make any additional advances. At December 31, 1999, the Company had outstanding $116.2 million under its residual financing credit facility with Paine Webber. The outstanding residual borrowings bear interest at LIBOR plus 3.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

Since November 15, 1999, the Company has had substantially no available warehouse or residual facilities with Bear Stearns. The outstanding warehouse facility bears interest at LIBOR plus 0.75%. Approximately $296.6 million was outstanding under this warehouse facility at December 31, 1999. Bear Stearns, prior to November 15, 1999, had permitted the Company to maintain outstanding amounts under this warehouse facility, not to exceed $500 million. At December 31,1999, no amounts were outstanding under the residual facility with Bear Stearns.

For the majority of the year ended December 31, 1999, the Company has had no available warehouse or residual facilities with DMG. The outstanding warehouse facility bears interest at rates ranging from LIBOR plus 0.50% to LIBOR plus 2.25%. Approximately $94.1 million was outstanding under this warehouse financing facility as of December 31, 1999. DMG, prior to November 15,1999, had indicated to the Company that it did not plan to make any additional advances. To induce DMG to enter the intercreditor agreement in October 1998, the Company was required to convert DMG's committed warehouse and residual facility to an uncommitted facility. At December 31, 1999, the Company had outstanding $31.0 million under its residual financing credit facility with DMG. The outstanding residual borrowings bear interest at LIBOR plus 2% and are collateralized by the Company's interest in certain interest-only and residual certificates.

In the third quarter 1999, the Company's warehouse facility with Residential Funding Corporation ("RFC") which bore interest at LIBOR plus 1.25% expired. During the fourth quarter of 1999, the facility was repaid in full and at December 31, 1999, there were no amounts outstanding.

Additionally, at December 31, 1999, approximately $1.7 million was outstanding under another warehouse line of credit, which bears interest at LIBOR plus 1.5% and has expired and is not expected to be renewed.

Outstanding borrowings under the Company's warehouse financing facilities are collateralized by mortgage loans held for sale. Upon the sale of these loans, the proceeds are used to pay down the borrowings under these lines.

At December 31, 1999, the Company had outstanding $1.4 million under a residual financing credit facility which matured in August 1998, bore interest at 2.0% per annum in excess of LIBOR and is collateralized by the Company's interest in certain interest-only and residual certificates. During the first quarter of 2000, the cash flows from the interest-only and residual certificates were sufficient to pay off the outstanding balance under the residual credit facility, and as of February 29, 2000 no amounts remain outstanding.

At December 31, 1999 the Company also had outstanding $4.0 million under a credit facility with a financial institution which bears interest at 10% per annum. That credit facility provides for repayment of principal and interest over 36 months through October 2001.

BankBoston provided the Company with a revolving credit facility which matured in October 1998, bore interest at LIBOR plus 2.75% and provided for borrowings up to $50 million to be used to finance interest-only and residual certificates, or for acquisitions or bridge financing. BankBoston, with participation from another financial institution, also provided the Company with a $45 million working capital facility, which bore interest at LIBOR plus 2.75% and matured in October 1998. After maturity, the interest rates on these facilities increased to prime plus 2% per annum. The Company was unable to repay these credit facilities when they matured and in October 1998, the Company entered into a forbearance and intercreditor agreement with BankBoston with respect to these credit facilities. The forbearance and intercreditor agreement provided that the bank would take no collection action, subject to certain conditions, for up to 90 days (which expired mid-January 1999) in order for the Company to explore its financial alternatives.

         In mid-January 1999, the forbearance and intercreditor agreement with BankBoston expired. On February 19, 1999, $87.5 million was outstanding under these credit facilities. On February 19, 1999, the Greenwich Funds purchased, at a discount, from BankBoston its interest in the credit facilities and entered into an amended intercreditor agreement relating to these facilities with the Company. On February 19, 1999, $87.5 million was outstanding under the combined facilities. On December 31, 1999, $81.6 million was outstanding under the combined facilities.

         On October 15, 1998, the Company entered into an agreement for a $33.0 million standby revolving credit facility with certain of the Greenwich Funds (the "Greenwich Loan Agreement"). The facility was available to provide working capital for a period of up to 90 days and bore interest at 10% per annum. After 90 days, the interest rate on the facility increased to 12% per annum on amounts outstanding after 90 days. The terms of the facility resulted in substantial dilution of existing common stockholders' equity equal to a minimum of 40%, up to a maximum of 90%, on a diluted basis, depending on (among other things) when, or whether the Company entered into a definitive agreement for a transaction which could result in a change of control. In mid-January 1999, the $33.0 million standby revolving credit facility matured. On February 16, 1999, the Greenwich Funds made additional loans totaling $5.0 million available under the facility. On May 18, 1999, the interest rate on the facility was increased to 22% per annum on amounts outstanding after May 18, 1999. At December 31, 1999, $38.0 million was outstanding under the Greenwich Loan Agreement.

The Company, prior to the sale of the right to service mortgage loans on November 15, 1999 to CitiFinancial Mortgage, (See "Business - Recent Developments" and "Management's Discussion and "Analysis of Financial Condition and Results of Operations - Sale of Assets to CitiFinancial Mortgage Company"), was required to advance monthly delinquent interest as the servicer under the pooling and servicing agreements related to securitizations the Company serviced. The Company typically made these advances to the securitizations on or about the 18th of each month and such advances were typically repaid by the securitizations over a 30 day period. In this respect, on April 19, 1999, the Company borrowed $15 million from the Greenwich Funds pursuant to secured promissory notes to fund a portion of delinquent interest advance to the securitizations. These notes bore interest at a rate of 20% per annum. These notes have been repaid in full.

On May 18, 1999, the Company entered into a Note Purchase and Amendment Agreement (the "Note Purchase Agreement") with the Greenwich Funds. Borrowings under the Note Purchase Agreement bore interest at 20% per annum. On May 18,1999, the Greenwich Funds loaned the Company an aggregate of $33.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company paid the Greenwich Funds a $1.2 million commitment fee. The $33.0 million borrowed under the Note Purchase Agreement has been repaid in full.

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

As described herein, on November 15, 1999 the Company sold its mortgage servicing rights related to the mortgage loans which have been securitized. Accordingly, subsequent to November 15, 1999, the Company will no longer be required to advance monthly delinquent interest as the servicer under the pooling and servicing agreements related to the mortgage loans which have been securitized.

On November 15, 1999, the Company, the Significant Lenders and the Greenwich Funds entered into second amended and restated intercreditor agreements. Under these agreements, the Lenders agreed to keep their respective facilities in place so long as the obligations owed to those lenders are repaid in accordance with the terms of these agreements and certain events of default as described in these agreements do not occur. Each of the Significant Lenders and the Greenwich Funds has indicated that, after November 15, 1999, they will not make any additional advances under their facilities.

CERTAIN ACCOUNTING CONSIDERATIONS

The Company historically sold loans through securitizations and retained a residual interest in the loans and, on occasion, also retained an interest-only certificate. The interest-only and residual certificates are recorded at fair value and changes in fair value are recorded in the results of operations in the period of the change in value. The Company determines fair value based on a discounted cash flow analysis. The cash flows are estimated as the excess of the weighted average coupon on each pool of mortgage loans sold over the sum of the pass-through interest rate plus a normal servicing fee, a trustee fee, and insurance fee when applicable and an estimate of annual future credit losses related to the mortgage loans securitized over the life of the mortgage loans.

These cash flows are projected over the life of the mortgage loans using prepayment, default and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk. The Company uses available information such as externally prepared reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default, losses and prepayment rates of the portfolio under review.

If actual prepayment speed or credit losses of a loan portfolio materially and adversely vary from the Company's original assumptions over time, the Company would be required to adjust the value of the interest-only and residual certificates, and such adjustment could have a material adverse effect on the Company's financial condition and results of operations. Higher than anticipated rates of loan prepayments or credit losses over a substantial period of time would require the Company to write-down the value of the interest-only and residual certificates, adversely affecting earnings. There can be no assurance that the Company's assumptions as to prepayment speeds and credit losses will prove to be reasonable. To the Company's knowledge, there is a limited market for the sale of interest-only and residual classes of certificates and these assets may not be sold for the value reflected on the Company's balance sheet or at all.

RISK MANAGEMENT

The Company historically purchased and originated mortgage loans and then sold these loans through securitizations or is selling these loans through whole loan sales. At the time of securitization of the loans, the Company recognized a gain on sale based on a number of factors including the difference, or "spread", between the interest rate on the loans and the interest rate paid to investors (which typically is priced based on the Treasury security with a maturity corresponding to the anticipated life of the loans). Historically, when interest rates rise between the time the Company originates or purchases the loans and the time the loans are priced at securitization, the spread narrows, resulting in a loss in value of the loans. To protect against such losses, in quarters prior to October 1998, the Company hedged a portion of the value of the loans through the short sale of United States Treasury securities. Prior to hedging, the Company performed an analysis of its loans taking into account, among other things, interest rates and maturities to determine the amount, type, duration and proportion of each United States Treasury security to sell short so that the risk to the value of the loans would be effectively hedged. The Company executed the sale of the United States Treasury securities with large, reputable securities firms and used the proceeds received to acquire United States Treasury securities under repurchase agreements. These securities were designated as hedges in the Company's records and were closed out when the loans were sold.

Historically, when the value of the hedges decreased, generally offsetting an increase in the value of the loans, the Company, upon settlement with its counterparty, would pay the hedge loss in cash and realize the generally corresponding increase in the value of the loans as part of its interest-only and residual certificates. Conversely, if the value of the hedges increased, generally offsetting a decrease in the value of the loans, the Company, upon settlement with its counterparty, would receive the hedge gain in cash and realize the generally corresponding decrease in the value of the loans through a reduction in the value of the related interest-only and residual certificates.

The Company believes that its hedging activities using United States Treasury securities were substantially similar in purpose, scope and execution to customary hedging activities using United States Treasury securities engaged in by several of its competitors.

In September 1998, the Company believes that, primarily due to significant volatility in debt, equity and asset-backed markets, investors demanded wider spreads over United States Treasury securities to acquire newly issued asset-backed securities. The effect of the increased demand for the United States Treasury Securities resulted in a devaluation of the Company's hedge position, requiring the Company to pay approximately $47.5 million through the time the hedge positions were closed in October 1998. This devaluation was not offset by an equivalent increase in the gain on sale of loans at the time of securitization because investors demanded wider spreads over the United States Treasury securities to acquire the Company's asset-backed securities. Of the $47.5 million in hedge devaluation, approximately $25.3 million was closed at the time the Company priced two securitizations and was reflected as an offset to gain on sale and approximately $22.4 million was charged to operations as a loss on short sales of United States Treasury securities. In September 1998, the Company stopped hedging its interest rate risk on loan purchases and in October 1998 the Company closed all of its open hedge positions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 of Notes to Consolidated Financial Statements. At December 31, 1998 and 1999 the Company had no open hedge positions.

Since October 1, 1998 the Company has used a discount rate of 16% to present value the difference (spread) between (i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a normal servicing fee. Based on market volatility in the asset-backed markets and the widening of the spreads demanded by asset-backed investors since September 1998 to acquire newly issued asset-backed securities, there can be no assurance that discount rates utilized by the Company in the future to present value the spread described above will not change, particularly if the spreads demanded by asset-backed investors to acquire newly issued asset-backed securities continues to increase. An increase in the discount rates used to present value the spread described above of 1%, 3% or 5% would result in a corresponding decrease in the value of the interest-only and residual certificates at December 31, 1999 of approximately 2%, 7% and 11% respectively. A decrease in the discount rates used to present value the spread described above of minus 1%, 3% or 5% would result in an increase in the value of the interest-only and residual certificate at December 31, 1999 of 3%, 8% and 15%, respectively.

INFLATION

Inflation historically has had no material effect on the Company's results of operations. Inflation affects the Company primarily in the area of loan originations and can have an effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Profitability may be directly affected by the level and fluctuation in interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. Additionally, to the extent interest-only and residual certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such and interest-only and residual certificates which could have a material adverse effect on the Company's results of operations and financial condition. Conversely, lower than anticipated rates of loan prepayments or lower losses could allow the Company to increase the value of interest-only and residual certificates, which could have a favorable effect on the Company's results of operations and financial condition. Fluctuating interest rates also may affect the net interest income earned by the Company from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities. In addition, inverse or flattened interest yield curves could have an adverse impact on the profitability of the Company because the loans pooled and sold by the Company have long-term rates, while the senior interests in the related securitization trusts are priced on the basis of intermediate term rates. The Company's decision to cease its hedging activities (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management") could result in substantial losses in the value of the Company's mortgage loans held for sale without an offsetting gain on the Company's hedging transaction.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which was amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative was designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company hedges changes in the fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The ineffective portion of hedges will be recognized in current-period earnings. The Company has no current plans to engage in hedging activities and does not anticipate that the adoption of SFAS 133 will have a material impact on the Company's statement of operations or balance sheet.

On January 1, 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"). SFAS 134 amended Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Backed Securities" ("SFAS 65"), to require that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that is held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests as trading, regardless of the entity's intent to sell or hold the securities or retained interest. The adoption of SFAS 134 did not have a material impact on the Company's financial position or results of operations.

YEAR 2000

The year 2000 (Y2K) problem was the result of computer programs being written using two digits rather than four to define the applicable year. Thus year 1999 was represented by the number "99" in many software applications. Consequently, in the year 2000, the year will revert to "00" in accordance with many non-Y2K compliant applications. To systems that are not Y2K compliant, the time will seem to have reverted back 100 years. So, when computing basic lengths of time, the Company's computer programs, certain building infrastructure components (including, elevators, alarm systems, telephone networks, sprinkler systems and security access systems) and many additional time-sensitive software that are non-Y2K compliant may recognize a date using "00" as the year 1900. This could result in system failure or miscalculations which could cause personal injury, property damage, disruption of operations and/or delays in payments from borrowers, any or all of which could materially adversely effect the Company's business, financial condition or results of operations.

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

The Company has conducted a company-wide assessment of its computer systems and operations infrastructure, to determine their Y2K compliance.

Beginning in 1998, the Company initiated communications with third parties whose computer systems' functionality could impact the Company. These communications included a questionnaire requesting specific information from third parties with respect to their systems and services related to Y2K compliance. The responses received ranged from point-by point responses to the Company's questionnaire, to global response statements estimating compliance target dates, to direct compliance letters. The Company received a 100% response rate in one or more of these forms. Based on these responses, the Company believes that the material third-party vendors were Y2K compliant, although there can be no assurance that this will be the case.

The costs of the Company's Y2K compliance efforts are being funded with cash flows from operations. In total, these costs are not expected to be substantially different from the normal, recurring costs that are incurred for systems development, implementation and maintenance. As a result, these costs are not expected to have a material adverse effect on the Company's financial position, results of operations or cashflows. To date, the Company has spent approximately $500,000 through December 31, 1999 on Y2K compliance and anticipates no significant costs in the future.

The Company developed contingency plans for all non-Y2K compliant internal systems. Contingency plans included identifying alternative processing platforms and alternative sources for services and businesses provided by critical non Y2K compliant financial depository institutions, vendors and collateral custodians.

The Company to date has experienced no material Y2K compliance issues.

The foregoing assessment of the impact of the Y2K problem on the Company is based on management's best estimates at the present time and, although not expected to, could change substantially. The assessment is based upon numerous assumptions as to future events. There can be no guarantee that these estimates will prove accurate, and the actual results could differ from those estimated if these assumptions prove inaccurate. The disclosure in this section, "Year 2000", contains forward-looking statements, which involve risks and uncertainties. Reference is made to the first paragraph of Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk facing the Company is interest rate risk. Profitability may be directly affected by the level and fluctuation in interest rates, which affect the Company's volatility of loan prepayments and costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. To the extent interest-only and residual certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such interest-only and residual certificates which could have a material adverse effect on the Company's results of operations and financial condition. Conversely, lower than anticipated rates of loan prepayments or lower losses could allow the Company to increase the value of interest-only and residual certificates, which could have a favorable effect on the Company's results of operations and financial condition. Fluctuating interest rates also may affect the net interest income earned by the Company from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities.

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

The Company performed sensitivity analyses that quantify the net financial impact of changes in interest rates on its interest rate-sensitive financial instruments. These analyses were performed for various interest rate scenarios to capture the expected economic change in market value of interest rate-sensitive financial instruments. Various modeling techniques were employed to value these interest-rate sensitive financial instruments including static shock and discounted cash flow models. The primary assumptions used in the discounted cash flow models used to value capitalized mortgage servicing rights and interest-only and residual certificates were prepayment rates, discount rates and credit losses. The Company generally makes mortgage loans to borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that these borrowers tend to be more payment sensitive than interest rate sensitive and that changes in interest rates affect prepayment rates to a lesser extent than other factors such as competition, loan type and credit quality.

Utilizing this sensitivity analysis, as of December 31, 1999, the Company estimates that an instantaneous increase in interest rates of 50 basis points, or .50%, all else being constant, would result in a decrease in the fair value of its interest-rate sensitive financial instruments of $5.1 million. These sensitivity analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the value of the Company's interest-rate sensitive financial instruments in such a scenario. Consequently, the preceding estimates should not be viewed as indicative of the actual changes in the values of interest rate-sensitive financial instruments that would occur in a rate environment equivalent to the one simulated.

For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management and - Inflation" and Note 13 of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public
Accountants ..................................................................................      62
Report of Independent Accountants ............................................................      63
Financial Statements:
    Consolidated Balance Sheets as of December 31, 1998 and 1999 .............................      64
    Consolidated Statements of Operations for the years ended December 31, 1997,
       1998 and 1999..........................................................................      65
    Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
       December 31, 1997, 1998 and 1999 ......................................................      66
    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999      67

    Notes to Consolidated Financial Statements ...............................................      68

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders of
IMC MORTGAGE COMPANY AND SUBSIDIARIES

         We have audited the accompanying consolidated balance sheets of IMC Mortgage Company and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of IMC Mortgage Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of IMC Mortgage Company and Subsidiaries as of December 31, 1997 were audited by other auditors whose report dated February 20, 1998 expressed an unqualified opinion on those statements.

         We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMC Mortgage Company and Subsidiaries as of December 31, 1998 and 1999 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements at December 31, 1999, the Company's total liabilities exceeded its total assets by $127.5 million and the November 1999 sale of the Company's servicing rights related to mortgage loans which have been securitized, resulted in the Company having essentially no ongoing operating business. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                     /s/ Grant Thornton L.L.P.


Tampa, Florida
March 24, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
IMC Mortgage Company and Subsidiaries

         In our opinion, the accompanying consolidated statement of operations, of stockholders' equity and of cash flows for the year ended December 31, 1997 present fairly, in all material respects, the results of operations and cash flows of IMC Mortgage Company and Subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of IMC Mortgage Company and Subsidiaries for any period subsequent to December 31, 1997.


                                    /s/ PricewaterhouseCoopers L.L.P.


Tampa, Florida
February 20, 1998

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               December 31,
                                                                      ---------------------------
                                                                          1998             1999
                                                                      -----------       ---------
                   ASSETS

Cash and cash equivalents (Note 2) .............................      $    15,454       $  54,318
Accrued interest receivable ....................................           10,695           5,798
Accounts receivable ............................................           44,661          30,884
Mortgage loans held for sale, net ..............................          946,446         377,494
Interest-only and residual certificates ........................          468,841         161,372
Property, furniture, fixtures and equipment, net ...............           17,119              54
Mortgage servicing rights ......................................           52,388              --
Income tax receivable ..........................................           12,914              --
Goodwill .......................................................           89,621              --
Other assets ...................................................           25,500          11,506
                                                                      -----------       ---------

        Total ..................................................      $ 1,683,639       $ 641,426
                                                                      ===========       =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
Warehouse finance facilities ...................................      $   984,571       $ 419,743
Term debt ......................................................          415,331         272,373
Notes payable ..................................................           17,406          12,974
Accounts payable and accrued liabilities .......................           15,302          10,137
Accrued interest payable .......................................            3,086          12,204
Income tax payable .............................................               --           1,171
                                                                      -----------       ---------
        Total liabilities ......................................        1,435,696         728,602
                                                                      -----------       ---------
Commitments and Contingencies (Note 15)

Redeemable preferred stock (Note 4) ............................           37,333          40,280
                                                                      -----------       ---------
Stockholders' equity:
Common stock, par value $.01 per share; 50,000,000
      authorized; 34,139,790 and 34,157,380
      shares issued and outstanding ............................              341             342
Additional paid-in capital .....................................          251,633         251,937
Accumulated deficit ............................................          (41,364)       (379,735)
                                                                      -----------       ---------
        Total stockholders' equity (deficit) ...................          210,610        (127,456)
                                                                      -----------       ---------
        Total ..................................................      $ 1,683,639       $ 641,426
                                                                      ===========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           For the Year  Ended December 31,
                                                                 --------------------------------------------------
                                                                     1997                1998               1999
                                                                 ------------       ------------       ------------
Revenues:
    Net gain on sale of loans .............................      $    180,963       $    205,924       $     40,065
                                                                 ------------       ------------       ------------
    Warehouse interest income .............................           123,432            147,937             59,455
    Warehouse interest expense ............................           (98,720)          (118,345)           (40,659)
                                                                 ------------       ------------       ------------
          Net warehouse interest income ...................            24,712             29,592             18,796
                                                                 ------------       ------------       ------------
    Servicing fees ........................................            17,072             45,382             41,701
    Gain on sale of assets (Note 7) .......................                --                 --             37,765
    Other revenues ........................................            16,012             40,311             26,781
                                                                 ------------       ------------       ------------
          Total revenues ..................................           238,759            321,209            165,108
                                                                 ------------       ------------       ------------
Expenses:
    Compensation and benefits .............................            82,051            124,234             76,516
    Selling, general and administrative
       expenses ...........................................            64,999            130,547            128,879
    Other interest expense ................................            14,280             28,434             32,848
    Loss on short sales of United States Treasury
       Securities (Note 5) ................................                --             22,351                 --
    Market valuation adjustment (Note 10) .................                --             84,638            131,553
    Goodwill impairment charge ............................                --                 --             85,427
    Interest expense - Greenwich Funds (Note 3) ...........                --             30,795             31,472
    Other charges .........................................                --                 --             12,437
                                                                 ------------       ------------       ------------
          Total expenses ..................................           161,330            420,999            499,132
                                                                 ------------       ------------       ------------

    Income (loss) before income taxes .....................            77,429            (99,790)          (334,024)
    Provision for income taxes ............................            29,500                679              1,400
                                                                 ------------       ------------       ------------
Net income (loss) .........................................      $     47,929       $   (100,469)      $   (335,424)
                                                                 ============       ============       ============
Earnings per share data:
    Net income (loss) per
       common share:
         Basic ............................................      $       1.76       $      (3.21)      $      (9.89)
         Diluted ..........................................      $       1.54       $      (3.21)      $      (9.89)
    Weighted average shares outstanding:
         Basic ............................................        27,299,827         31,745,575         34,196,992
         Diluted ..........................................        31,147,944         31,745,575         34,196,992

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                               Retained
                                                     Common Stock             Additional       Earnings
                                                -----------------------        Paid-In      (Accumulated
                                                  Shares         Amount        Capital         Deficit)           Total
                                                ----------       ------       --------      ------------        ---------
Stockholders' equity at
  January 1, 1997 ......................        19,669,666        $197        $ 76,490        $  12,650         $  89,337
Common stock issued in public
  offering .............................         5,040,000          50          57,977               --            58,027
Common stock issued in
  acquisition transactions .............         5,043,763          50          51,962               --            52,012
Common stock issued under stock
   option and incentive plans and
   related tax benefits ................           957,361          10           6,749               --             6,759
Net income .............................                --          --              --           47,929            47,929
                                                ----------        ----        --------        ---------         ---------
Stockholders' equity at
   December 31, 1997 ...................        30,710,790         307         193,178           60,579           254,064
Common stock issued under
   stock option and incentive
   plans and related tax benefits ......            34,121          --             441                                441
Exercise of stock warrants
   and related tax benefits ............         2,159,998          22           2,663               --             2,685
Common stock issued under
    contingent earnouts ................         1,234,881          12           7,082               --             7,094
Issuance of debt with beneficial
    conversion feature .................                --          --          14,719               --            14,719
Issuance of stock warrants .............                --          --           1,128               --             1,128
Elimination of Class A stock
    conversion feature (Note 4) ........                --          --          32,422               --            32,422
Accretion of Class A preferred stock ...                --          --              --           (1,474)           (1,474)
Net loss ...............................                --          --              --         (100,469)         (100,469)
                                                ----------        ----        --------        ---------         ---------
Stockholders equity (deficit) at
   December 31, 1998 ...................        34,139,790         341         251,633          (41,364)          210,610
Accretion of Class A preferred stock ...                --          --              --           (2,947)           (2,947)
Other .................................             17,590           1             304               --               305
Net loss ..............................                 --          --              --         (335,424)         (335,424)
                                                ----------        ----        --------        ---------         ---------
Stockholders equity (deficit) at
   December 31, 1999 ...................        34,157,380        $342        $251,937        $(379,735)        $(127,456)
                                                ==========        ====        ========        =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                  For the Year Ended December 31,
                                                                          ---------------------------------------------
                                                                             1997              1998              1999
                                                                          ---------         ---------         ---------
Operating activities:
Net income (loss) ................................................        $  47,929         $(100,469)        $(335,424)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Goodwill impairment charge .................................               --                --            85,427
      Interest expense-Greenwich Funds ...........................               --            27,500             5,500
      Issuance of stock warrants .................................               --             1,128                --
      Depreciation and amortization ..............................           10,144            25,937            22,506
      Mortgage servicing rights ..................................          (34,252)          (35,911)               --
      Net loss on joint venture ..................................            1,813             2,579               117
      Gain on sale of assets......................................               --                --           (37,765)
      Net loss on disposal of assets .............................               --                --            11,380
      Change in deferred taxes ...................................           13,654           (10,933)               --
Net change in operating assets and liabilities, net of effects from acquisitions:
      Decrease (increase) in mortgage loans held for sale ........         (702,927)          726,698           568,952
      Decrease (increase) securities purchased under
        agreement to  resell and securities sold but not
        yet purchased ............................................            1,167            (2,738)               --
      Decrease (increase) in accrued interest receivable .........          (20,615)           18,577             4,897
      Decrease (increase) in interest-only and residual
        certificates .............................................         (137,060)         (245,535)          307,469
      Decrease (increase) in other assets ........................          (33,169)           15,829             4,541
      Increase in accounts receivable ............................          (16,450)          (23,312)          (38,626)
      Decrease (increase) in income tax receivable ...............          (15,241)            8,611            12,914
      Increase (decrease) in accrued interest payable ............            6,779            (7,771)            9,118
      Increase (decrease) in income tax payable ..................           (2,543)               --             1,171
      Increase (decrease) in accrued and other liabilities .......            2,421            (9,853)           (7,135)
                                                                          ---------         ---------         ---------
      Net cash provided by (used in)  operating activities .......         (878,350)          390,337           615,042
                                                                          ---------         ---------         ---------
Investing activities:
      Investment in joint venture ................................           (1,781)           (4,260)             (638)
      Purchase of property, furniture, fixtures and equipment ....          (12,772)           (5,665)           (1,835)
      Acquisition of businesses, net of cash acquired and
         including other cash payments associated with
          the acquisitions .......................................          (10,008)               --                --
      Sale of assets .............................................               --                --           143,649
      Other ......................................................               --              (672)              364
                                                                          ---------         ---------         ---------
      Net cash provided by (used in) investing activities ........          (24,561)          (10,597)          141,540
                                                                          ---------         ---------         ---------
Financing activities:
      Issuance of common stock ...................................           59,923                12                --
      Issuance of preferred stock ................................               --            49,232                --
      Net borrowings (repayments) on warehouse facilities ........          787,911          (748,038)         (564,828)
      Borrowings - term debt .....................................          401,240           324,473           274,340
      Borrowings - notes payable .................................            5,000                --                --
      Repayments of borrowings - term debt .......................         (337,702)          (15,932)         (427,230)
      Repayment of borrowings - notes payable ....................               --              (783)               --
                                                                          ---------         ---------         ---------
      Net cash provided by financing activities ..................          916,372          (391,036)         (717,718)
                                                                          ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents .............           13,461           (11,296)           38,864
Cash and cash equivalents, beginning of period ...................           13,289            26,750            15,454
                                                                          ---------         ---------         ---------
Cash and cash equivalents, end of period .........................        $  26,750         $  15,454         $  54,318
                                                                          =========         =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1. ORGANIZATION AND BASIS OF PRESENTATION

         IMC Mortgage Company and its wholly-owned subsidiaries (the "Company") purchased and originated mortgage loans, prior to November 15, 1999, made to borrowers who may not have otherwise qualified for conventional loans for the purpose of securitization and whole loan sale. The Company in years prior to 1999 typically securitized these mortgages into the form of a Real Estate Mortgage Investment Conduit ("REMIC") or owner trust. During 1999, the Company sold all loans purchased and originated on a whole loan sale basis. A significant portion of the mortgages historically sold through securitization have been sold on a servicing retained basis.

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

         On November 12, 1999 the Company's shareholders approved an Agreement with CitiFinancial Mortgage Company ("CitiFinancial" or "CitiFinancial Mortgage"), indirectly wholly-owned subsidiary of Citigroup Inc., to purchase the Company's mortgage loan servicing business and substantially all of the Company's mortgage loan origination business. On November 15, 1999, the Company received $96 million from CitiFinancial Mortgage for the sale of the Company's mortgage servicing rights related to the mortgage loans which have been securitized, its mortgage loan origination business and real property consisting of IMC's Tampa, Florida headquarters building and IMC's leased facilities at its Ft.Washington, Pennsylvania, Cherry Hill, New Jersey and Cincinnati, Ohio office locations. Additionally, all furniture, fixtures and equipment and other personal property located at the premises described above was included in the purchase. Substantially all of the employees at the locations referred to above were offered employment by CitiFinancial Mortgage. Under the terms of the Agreement, the Company will receive an additional $4 million of sales proceeds over the next two years from CitiFinancial Mortgage for this sale if certain conditions are met.

         In addition to the purchase price of $100 million, CitiFinancial Mortgage reimbursed the Company for servicing advances made by the Company in its capacity as servicer. As servicer of these loans, the Company was required to advance certain interest and escrow amounts to the securitization trusts for delinquent mortgagors and to pay expenses related to foreclosure activities. The Company then collected the amounts from the mortgagors or from the proceeds from liquidation of foreclosed properties. The amounts owed to the Company for reimbursement of servicing advances made in connection with escrows and foreclosure were $42.6 million at November 15, 1999, and amounts owed to the Company for reimbursement of servicing advances made in connection with delinquent interest payments were $9.8 million at November 15, 1999. The escrow and foreclosure servicing advances, which are typically recovered by the servicer of loans over a period of up to two years, were acquired by CitiFinancial Mortgage at a discount of 10.45%. The delinquent interest servicing advances, which are typically repaid to the servicer of loans monthly, were acquired by CitiFinancial Mortgage at a discount of $3.0 million.

         The proceeds from the sale of assets were used to repay certain indebtedness of approximately $68.3 million secured by certain assets of the Company and provide working capital.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         After the sale of assets to CitiFinancial Mortgage, the Company has essentially no ongoing operating business, but will continue to own assets consisting primarily of cash, accounts receivable, mortgage loans held for sale, interest-only and residual certificates and other assets that are pledged as collateral for the warehouse finance facilities and term debt. The assets remaining after the sale of assets to CitiFinancial Mortgage will be either held or sold by the Company to attempt to realize the maximum value for these assets and repay its obligations, including the warehouse finance facilities and term debt. If the Company receives sufficient proceeds from these remaining assets to repay its obligations, any remaining proceeds will be used first to redeem the Company's outstanding preferred stock and then to make payments to the Company's common or preferred shareholders. The Company did not make any payment to its common shareholders upon the consummation of the sale of assets to CitiFinancial Mortgage, and the Company believes that any payment to its shareholders in the future is unlikely but will ultimately depend upon the proceeds received from the remaining assets. If any proceeds remain for the Company's common or preferred shareholders, these proceeds would be available only after the repayment of the Company's obligations and the redemption of the Company's preferred stock, which are not expected to be made for several years. There can be no assurance that the Company will be able to maximize the value of its remaining assets and have adequate proceeds and resources to satisfy its creditors and provide any value to the Company's shareholders or that the Company will not seek bankruptcy protection in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand and on deposit at financial institutions, short term investments with original maturities of 90 days or less when purchased and cash held in escrow accounts. Since November 15, 1999, substantially all cash and cash equivalents are restricted by escrow agreements on behalf of certain creditors or pursuant to the second amended and restated intercreditor agreements described in Note 3 "Warehouse Finance Facilities, Term Debt and Notes Payable."

INTEREST-ONLY AND RESIDUAL CERTIFICATES

         Prior to November 15, 1999, the Company originated and purchased mortgages for the purpose of securitization and whole loan sale. The Company securitized these mortgages primarily into the form of a REMIC. A REMIC is a multi-class security with certain tax advantages which derives its monthly principal paydowns from a pool of underlying mortgages. The senior class certificates issued by the trust were sold, with the subordinated classes (or a portion thereof) retained by the company. The subordinated classes are in the form of interest-only and residual certificates. The documents governing the Company's securitizations required the Company to build overcollateralization levels through payment to holders of senior certificates, for a period of time, distributions otherwise payable to the Company as the residual interest holder. This overcollateralization causes the aggregate principal amount of the loans in the related pool to exceed the aggregate principal balance of the outstanding investor certificates. Such excess amounts serve as credit enhancement for the related trust. To the extent that borrowers default on the payment of principal or interest on the loans, the losses incurred in the REMIC will reduce the overcollateralization and cash flows otherwise payable to the residual interest security holder to the extent that funds are available. If payment defaults exceed the amount of overcollateralization, as applicable, the insurance policy maintained on certain REMIC trusts will pay any further losses experienced by holders of the senior interests in those related REMIC trusts or a subordinated class will bear the loss. The Company does not have any recourse obligations for credit losses in the trust. During 1997 and 1998 the Company securitized $4.9 billion and $5.1 billion of loans through eight, and seven trusts, respectively. During 1999, the Company did not securitize any loans due to adverse market conditions. See Note 10 "Interest Only and Residual Certificates."

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

         The Company initially records interest-only and residual certificates at their allocated cost based upon the present value of the interest in the cash flows retained by the Company after considering various economic factors, including interest rates, collateral value and estimates of the value of future cash flows from the REMIC mortgage pools under expected loss and prepayment assumptions discounted at a market yield. Prior to the fourth quarter of 1998, the weighted average rates used to discount the cash flows ranged from 11% to 14.5% based on the perceived risks associated with each REMIC mortgage pool. Since the fourth quarter of 1998, as a result of adverse market conditions (see
Note 3 "Warehouse Finance Facilities, Term Debt and Notes Payable," and Note 5 "Loss on Short Sales of United States Treasury Securities") the Company has used a discount rate of 16% to present value the projected cash flows retained by the Company.

         The Company utilizes prepayment and loss curves which the Company believes will approximate the timing of prepayments and losses over the life of the securitized loans. Prepayments on fixed rate loans securitized by the Company are expected to gradually increase from a constant prepayment rate ("CPR") of 4% to 28% in the first year of the loan and remain at 28% thereafter. The Company expects prepayments on adjustable rate loans to gradually increase from a CPR of 4% to 35% in the first year of the loan and remain at 35% thereafter. The CPR measures the annualized percentage of mortgage loans which prepay during a given period. The CPR represents the annual prepayment rate such that, in the absence of regular amortization, the total prepayment over the year would equal that percent of the original principal balance of the mortgage loan. As a result of adverse market conditions and continuing trends in the portfolio of underlying mortgages, the Company adjusted its loss curve assumptions during 1999. The loss curve assumption used by the Company at December 31, 1999 used to approximate the timing of losses over the life of the securitized loans gradually increases from zero in the first six months to 375 basis points after 36 months. Changes in the fair value of the interest-only and residual certificates are recorded in the accompanying consolidated statements of operations as a market valuation adjustment. See Note 10 "Interest-only and Residual Certificates."

         In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company classifies interest-only and residual certificates as "trading securities" and, as such, they are recorded at fair value with the resultant unrealized gain or loss recorded in the accompanying Consolidated Statements of Operations as a market valuation adjustment in the period of the change in value. The Company determines fair value on an ongoing basis based on a discounted cash flow analysis. The cash flows are estimated as the excess of the weighted average coupon on each pool of mortgage loans sold over the sum of the pass-through interest rate plus a normal servicing fee, a trustee fee, an insurance fee when applicable and an estimate of annual future credit losses related to the mortgage loans securitized over the life of the mortgage loans.

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

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

MORTGAGE SERVICING RIGHTS

         Effective January 1, 1996, the Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights" ("SFAS 122"), superseded in June 1996 by SFAS 125, which was adopted by the Company effective January 1, 1997. The SFAS's require that upon sale or securitization of mortgages, companies capitalize the cost associated with the right to service mortgage loans based on their relative fair values. The Company determined fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income. Under SFAS 122 and SFAS 125, the Company capitalized mortgage servicing rights of approximately $34,252, $35,911 and $0 for the years ended December 31, 1997, 1998, and 1999, respectively, and amortized $5,920, $18,477 and $16,148 for the same periods.

         On November 15, 1999, as part of the sale of certain assets to CitiFinancial Mortgage, the Company sold its mortgage servicing rights. See Note 1 "Organization and Basis of Presentation" and Note 7, "Sale of Certain Assets to CitiFinancial".

         The Company, prior to the sale of its servicing rights, periodically reviewed capitalized servicing rights for impairment. This review was performed on a disaggregated basis for the predominant risk characteristic of the underlying loans, which the Company believed to be loan type (i.e., fixed vs. adjustable rate). The Company did not consider interest rate to be a predominant risk characteristic. The Company generally made loans to borrowers whose borrowing needs were not met by traditional financial institutions due to credit exceptions. The Company found that these borrowers typically were more payment sensitive than interest rate sensitive. Impairment was recognized in a valuation allowance for each disaggregated stratum in the period of impairment. The carrying amount of capitalized mortgage servicing rights at December 31, 1997 and 1998 was deemed to be a reasonable estimate of their fair value.

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

         In October 1998, the Company closed all of its open hedge positions and at December 31, 1998 and 1999, there were no open hedge positions. See Note 5 "Loss on Short Sales of United States Treasury Securities."

MORTGAGE LOANS HELD FOR SALE, NET

         Mortgage loans held for sale are mortgages the Company plans to sell. Mortgage loans held for sale are stated at lower of aggregate cost or market. The cost is net of any deferred loan origination fees, certain direct costs and deferred hedging gain or loss. Market value is determined by outstanding commitments from investors, if any, or current investor yield requirements on the aggregate basis. Included in mortgages held for sale at December 31, 1998 and 1999 were approximately $85 million and $150 million, respectively, of mortgage loans which were not eligible for securitization

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

due to delinquency and other factors (loans under review). The amount by which cost exceeds market value on loans under review is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income in the period of change. The valuation allowance at December 31, 1998 and 1999 was $24,000 and $37,500 respectively.

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

         The Company had typically retained servicing rights and recognized servicing income from fees and late payment charges earned for servicing the loans owned by certificate holders and others. Servicing fees were generally earned at a rate of approximately 1/2 of 1%, on an annualized basis, of the outstanding loan balance being serviced. Servicing fee income was recognized as collected. As described in Note 1 "Organization and Basis of Presentation," on November 15, 1999 the Company sold its mortgage servicing rights related to the mortgage loans which have been securitized to CitiFinancial Mortgage. Accordingly, subsequent to November 15, 1999, no more servicing fees, late fees and prepayment penalties have been or will be earned.

PROPERTY, FURNITURE, FIXTURES AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

         Property, furniture, fixtures and equipment are carried at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the useful life of the improvements.

         On November 15, 1999, the Company sold its Tampa, Florida headquarters and certain furniture, fixtures and equipment to CitiFinancial Mortgage (See
Note 1 "Organization and Basis for Presentation" and Note 7 "Sale of Certain Assets to CitiFinancial".)

ADVERTISING

         The Company expenses the production costs of advertising as incurred. Advertising expense was approximately $9,023, $15,300 and $5,211 for the years ended December 31, 1997, 1998, and 1999 respectively.

GOODWILL

         Goodwill represented the excess of cost over fair value of net assets acquired by acquisition. Such excess of cost over fair value of net assets acquired was being amortized on a straight-line basis over periods from five to thirty years. Amortization expense approximated $2,679, $4,030 and $2,035 for the years ended December 31, 1997, 1998 and 1999

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

respectively. Accumulated amortization approximated $6,780 at December 31, 1998.

         On July 26, 1999, the Company's Board of Directors approved a formal plan to dispose of eight operating subsidiaries, which were used to originate mortgage loans. The Company recorded goodwill impairment charges of $85.4 million during 1999 relating to the formal plan to dispose of the eight operating subsidiaries. Additional charges incurred or accrued relating to, among other things, disposal of assets and costs of disposal are included in other charges in the accompanying Statements of Operations for the year ended December 31, 1999. At December 31, 1999, the Company had substantially completed the disposal of all eight operating subsidiaries.

         Management periodically reviewed the potential impairment of goodwill on a non-discounted cash flow basis to assess recoverability. The cash flows were projected on a pre-tax basis over the estimated useful lives assigned to goodwill. If the estimated future cash flows were projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the goodwill which exceeds the present value of estimated expected future cash flows) was recorded as a period expense.

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

CONSOLIDATED STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

         The Company paid $106.2 million, $157.8 million and $89.6 million for interest during the years ended December 31, 1997, 1998, and 1999 respectively. Total income taxes paid were $33,482, $4,115 and $800 for the years ended December 31, 1997, 1998, and 1999 respectively. During the years ended December 31, 1997 and 1998 the Company recorded a benefit of $3,600 and $2,700, respectively for the income tax related to the issuance of common stock under stock option and incentive plans and stock warrants.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative was designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions designed to hedge changes in the fair value

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The ineffective portion of hedges will be recognized in current-period earnings. The Company has no present plans to engage in hedging activities and does not anticipate that the adoption of SFAS 133 will have a material impact on the Company's statement of operations or balance sheet.

         Effective January 1, 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"). SFAS 134 amended Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage-Backed Securities" ("SFAS 65") to require that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. Previously, SFAS 65 required that after an entity that is engaged in mortgage banking activities has securitized a mortgage loan that is held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests as trading, regardless of the entity's intent to sell or hold the securities or retained interest. The adoption of SFAS 134 did not have a material effect on the Company's statement of operations or balance sheet.

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

RECLASSIFICATIONS

         Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform with the 1999 classifications.

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

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         Amounts used in the determination of basic and diluted earnings per share are shown in the table below.


                                                                   1997                1998                  1999
                                                                -----------        ------------         ------------
Net income (loss) ......................................        $    47,929        $   (100,469)        $   (335,424)
Less accretion of preferred stock ......................                 --               1,474                2,947
                                                                -----------        ------------         ------------
Income (loss) available to common stockholders .........        $    47,929        $   (101,943)        $   (338,371)
                                                                ===========        ============         ============

Weighted average common shares outstanding .............         27,299,827          31,745,575           34,196,992
Adjustments for dilutive securities:
    Stock warrants .....................................          2,327,178                  --                   --
    Stock options ......................................          1,281,995                  --                   --
    Contingent shares ..................................            238,944                  --                   --
                                                                -----------        ------------         ------------
Diluted common shares ..................................         31,147,944          31,745,575           34,196,992
                                                                ===========        ============         ============

3. WAREHOUSE FINANCE FACILITIES, TERM DEBT AND NOTES PAYABLE

Warehouse Finance Facilities and Term Debt

         In October 1998, as a result of volatility in equity, debt and asset-backed markets, among other things, the Company entered into intercreditor agreements with Paine Webber Real Estate Securities, Inc. ("Paine Webber"), Bear Stearns Home Equity Trust 1996-1 ("Bear Stearns"), and Aspen Funding Corp. and German American Capital Corporation, subsidiaries of Deutsche Bank of North American Holding Corp ("DMG") (collectively, the "Significant Lenders"). The intercreditor agreements provided for the Significant Lenders to "standstill" and keep outstanding balances under their facilities in place, subject to certain conditions. The intercreditor agreements also provided, subject to certain conditions that the lenders would not issue any margin calls requesting additional collateral be delivered to the lenders. The intercreditor agreements have been subsequently amended, as described below.

         As discussed in Notes 7 and 17 of Notes to Consolidated Financial Statements, on November 15, 1999, the Company consummated the sale of its mortgage loan servicing business and substantially all of its mortgage loan origination business to CitiFinancial Mortgage. Simultaneously, the Company, the Significant Lenders and the Greenwich Funds entered into second amended and restated intercreditor agreements. Under these agreements, the Lenders agreed to keep their respective facilities in place so long as the obligations owed to those lenders are repaid in accordance with the terms of these agreements and certain events of default as described in these agreements do not occur. Each of the Significant Lenders and the Greenwich Funds has indicated that, after November 15, 1999, they will not make any additional advances under their facilities.

         At December 31, 1999, the Company had no available uncommitted warehouse or residual facilities with Paine Webber. At December 31, 1999, approximately $27.3 million was outstanding for warehousing of mortgage loans under this facility, which bears interest at rates ranging from LIBOR (5.82% at December 31, 1999) plus 0.75% to LIBOR plus 2.00%. At December 31, 1999, the Company had outstanding $116.2 million under its residual financing credit facility with Paine Webber which bears interest at LIBOR plus 3.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

         At December 31, 1999, the Company had no available uncommitted warehouse or residual facilities with DMG. At December 31, 1999, approximately $94.1 million was outstanding for warehousing of mortgage loans under this facility, which bears interest at rates ranging from LIBOR plus 0.50% to LIBOR plus 2.25%. At December 31, 1999, the Company had outstanding $31.0 million under its residual financing credit facility with DMG which bears interest at LIBOR plus 2.0% and are collateralized by the Company's interest in certain interest-only and residual certificates.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         At December 31, 1999, the Company had no available uncommitted warehouse or residual facilities with Bear Stearns. At December 31, 1999, approximately $296.6 million was outstanding for warehousing of mortgage loans under this facility, which bears interest at LIBOR plus 0.75%. At December 31, 1999, there were no amounts outstanding under the residual financing credit facility with Bear Stearns.

         In the third quarter of 1999, the Company's warehouse facility with Residential Funding Corporation ("RFC") which bore interest at LIBOR plus 1.25% had expired. During the fourth quarter of 1999, the facility was repaid in full and at December 31, 1999, there were no amounts outstanding.

         Additionally, at December 31, 1999, approximately $1.7 million was outstanding under another warehouse line of credit, which bears interest at LIBOR plus 1.5% and has expired and is not expected to be renewed.

         Outstanding borrowings under the Company's warehouse financing facilities are collateralized by mortgage loans held for sale. Upon the sale of these loans, proceeds are used to pay down the borrowings under these lines.

         At December 31, 1999, the Company had outstanding $1.5 million under a residual financing facility with Nomura Securities (Bermuda) Ltd. which matured in August 1998, bore interest at 2.0% per annum in excess of LIBOR and is collateralized by the Company's interest in certain interest-only and residual certificates. During the first quarter of 2000, the cash flows from the interest-only and residual certificates were sufficient to pay-off the outstanding balance under the residual credit facility, and as of February 29, 2000, no amounts remain outstanding.

         At December 31, 1999, the Company also had outstanding a $4.0 million credit facility with a financial institution which bears interest at 10% per annum. The credit facility provides for repayment of principal and interest over 36 months, through October 2001.

         BankBoston provided the Company with a revolving credit facility which matured in October 1998, bore interest at LIBOR plus 2.75% and provided for borrowings up to $50.0 million to be used to finance interest-only and residual certificates or for acquisitions or bridge financing. BankBoston, with participation form another financial institution, also provided the Company with a $45.0 million working capital facility, which bore interest at LIBOR plus 2.75% and matured in October 1998. After maturity, the interest rate on these facilities increased to prime (8.50% at December 31, 1999) plus 2% per annum.

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

         In mid-January, 1999 the forbearance and intercreditor agreement with BankBoston expired. On February 19, 1999 the Greenwich Funds purchased, at a discount, from BankBoston its interest in the credit facilities and entered into an amended intercreditor agreement with the Company relating to the combined $95.0 million facilities. On February 19, 1999, $87.5 million was outstanding under the combined facilities. At December 31, 1999, $81.6 million was outstanding under the combined facilities.

         On October 15, 1998, the Company entered into an agreement for a $33.0 million standby revolving credit facility with certain of the Greenwich Funds (the "Greenwich Loan Agreement"). The facility was available to provide working capital for a period of up to 90 days and bore interest at 10% per annum. After 90 days, the interest rate on the facility increased to 12% per annum on amounts outstanding after 90 days. The terms of the facility resulted in substantial dilution of existing common stockholders' equity equal to a minimum of 40%, up to a maximum of 90%, on a diluted basis,

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

depending on (among other things) when, or whether the Company entered into a definitive agreement for a transaction which could result in a change of control. In mid-January 1999, the $33.0 million standby revolving credit facility matured. On February 16, 1999, the Greenwich Funds made additional loans totaling $5.0 million available under the facility. On May 18, 1999, the interest rate on the facility was increased to 22% per annum on amounts outstanding after May 18, 1999. At December 31, 1999, $38.0 million was outstanding under the Greenwich Loan Agreement.

         The Company, prior to the sale of the right to service mortgage loans on November 15, 1999 to CitiFinancial Mortgage, was required to advance monthly delinquent interest as the servicer under the pooling and servicing agreements related to securitizations the Company serviced. The Company typically made these advances to the securitizations on or about the 18th of each month and such advances were typically repaid by the securitizations over a 30-day period.

         In this respect, on April 19, 1999, the Company borrowed $15 million from the Greenwich Funds pursuant to secured promissory notes to fund a portion of delinquent interest advance to the securitizations. These notes bore interest at a rate of 20% per annum. These notes have been repaid in full.

         On May 18, 1999, the Company entered into a Note Purchase and Amendment Agreement (the "Note Purchase Agreement") with the Greenwich Funds to provide the Company access to short-term financing to enable the Company to continue to make the required monthly delinquent interest advances. Borrowings under the Note Purchase Agreement bore interest at 20% per annum. On May 18, 1999, the Greenwich Funds loaned the Company an aggregate of $33.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company paid the Greenwich Funds a $1.2 million commitment fee. The $33.0 million borrowed under the Note Purchase Agreement has been repaid in full.

         On June 18, 1999, the Greenwich Funds loaned the Company an aggregate of $35.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company paid Greenwich Funds a $1.0 million commitment fee. The $35.0 million borrowed under the Note Purchase Agreement has been repaid in full.

         On July 16, 1999, the Company borrowed $45.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company paid the Greenwich Funds a $1.25 million commitment fee. The $45.0 million borrowed under the Note Purchase Agreement has been repaid in full. On August 18, 1999, the Company borrowed a $45.0 million under the Note Purchase Agreement to fund a portion of the delinquent interest advance to the securitizations. In consideration for these loans, the Company paid the Greenwich Funds a $1.25 million commitment fee. The $45.0 million borrowed under the Note Purchase Agreement. The $45.0 million borrowed under the Note Purchase Agreement has been repaid in full.

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

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         As discussed above, on November 15, 1999, the Company sold its mortgage servicing rights related to the mortgage loans, which have been securitized. Accordingly, subsequent to November 15, 1999, the Company will no longer be required to advance monthly delinquent interest as the servicer under the pooling and servicing agreements related to the mortgage loans which have been securitized.

         Interest expense - Greenwich Funds of $30.8 million and $31.5 million included in the accompanying Consolidated Statement of Operations for the year ended December 31, 1998 and 1999 consists of interest charges and amortization of commitment fees with respect to the Greenwich Loan Agreement, the Note Purchase Agreement, the $95.0 million credit facilities that the Greenwich Funds purchased from BankBoston on February 19, 1999, as well as amortization of the value attributable to the Class C preferred stock issued and the additional preferred stock issuable to the Greenwich Funds in exchange for its loan under the terms of the Greenwich Loan Agreement.

NOTES PAYABLE

         At November 15, 1999, $4.1 million which was outstanding under a mortgage note payable and bore interest at 8.16% per annum was paid in full in conjunction with the sale of certain assets to CitiFinancial Mortgage. (See
Note 7 and 17 of Notes to Consolidated Financial Statements). The note was collateralized by the Company's headquarters building.

         At December 31, 1999, $13.0 million was outstanding under notes payable to shareholders related to an acquisition completed in 1997. These notes bear interest at prime plus 2.0% per annum and matured on July 10, 1999. After maturity, the unpaid principal balance accrues interest until paid in full at prime plus 5% per annum. On November 11, 1999, the Company and certain other parties entered into an intercreditor agreement with the shareholders holding such notes. Under that agreement, the holders of those notes agreed to forebear any collection actions so long as the Company repays the obligations owed to these lenders according to an agreed-upon plan and no event of default occurs.

4. REDEEMABLE PREFERRED STOCK:

         Redeemable preferred stock consisted of the following at December 31, 1998 and 1999:


                                                                    1998           1999
                                                                  -------        -------
Redeemable preferred stock, Class A,
    par value $.01 per share; liquidation
    value $100 per share; 500,000 shares
    authorized; 500,000 shares issued and
    outstanding ..........................................        $19,052        $21,999
Redeemable preferred stock, Class B, par value
    $.01 per share; liquidation value
    $100 per share; 300 shares authorized;
    no shares issued and outstanding .....................             --             --
Exchangeable preferred stock, Class C, par value
    $.01 per share; liquidation
    value $10 per share, 800,000 shares authorized,
    23,760.758 shares issued and outstanding .............         18,281         18,281
Preferred stock, Class D,
    par value $.01 per share; liquidation
    value $10 per share; 800,000 shares
    authorized; no shares issued or outstanding ..........             --             --
                                                                  -------        -------
           Total preferred stock .........................        $37,333        $40,280
                                                                  =======        =======

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         On July 14,1998, Travelers Casualty and Surety Company and certain of the Greenwich Funds (together, the "Purchasers") purchased $50 million of the Company's Class A redeemable preferred stock (500,000 shares at $100 per share liquidation value). The Class A redeemable preferred stock was initially convertible into non-registered common stock at $10.44 per common share. The Class A redeemable preferred stock bears no dividend and is redeemable by the Company over a three-year period commencing in July 2008. The Class A redeemable preferred stock, under certain conditions, which includes a change of control, may be tendered to the Company at the option of the holder for redemption prior to scheduled maturity at a premium of 10%.

         The Purchasers were also granted an option to purchase an additional $30 million of Class B redeemable preferred stock at par (300,000 shares at $100 per share liquidation value) with a conversion price into common stock of $22.50. This option had not been exercised. The option may be exercised until July 2001.

         In conjunction with the Greenwich Loan Agreement entered into on October 15, 1998 (see Note 3 "Warehouse Finance Facilities, Term Debt and Notes Payable" ), the terms of the Class A redeemable preferred stock issued on July 14, 1998 were amended to, among other things, eliminate the conversion feature into common stock.

         The elimination of the conversion feature of the Class A redeemable preferred stock resulted in an increase to additional paid in capital of $32.4 million representing the discount associated with the Class A redeemable preferred stock. In subsequent periods, the Class A redeemable preferred stock will be accreted to the redemption amount of $50 million. The amount of periodic accretion will be charged against retained earnings. Accretion related to the Class A redeemable preferred shares was $1.5 million and $2.9 million for the year ended December 31, 1998 and 1999. The Company used a 10% discount rate to estimate the value of the Class A preferred stock.

         On October 15, 1998, the Company issued 23,760.758 shares of its Class C exchangeable preferred stock in conjunction with the Greenwich Loan Agreement described in Note 3. The Class C exchangeable preferred stock has a par value of $0.01 per share, participates in any dividends paid in the common stock and the basis of a dividend per share equal to 1,000 times the dividend paid on the common stock and has a liquidation value equal to be greater of $100 per share and 1,000 times the liquidity distribution otherwise payable on a share of common stock. The Class C exchangeable preferred stock is exchangeable into an equal number of shares of Class D preferred stock in certain events and represents the equivalent of 40% of the common equity of the Company. The Class C exchangeable preferred stock is subject to redemption at the option of the holder, under certain circumstances, upon a change of control.

         The carrying value of the Class C exchangeable preferred stock was based on an allocation of the proceeds from the Greenwich Loan Agreement, which resulted in a discount on the term debt associated with the Greenwich Loan Agreement of $18.3 million. For the years ended December 31, 1998 and 1999, $15.2 and $3.1 million of this discount was amortized to interest expense, respectively. See Note 3 "Warehouse Finance Facilities, Term Debt and Notes Payable."

         Under the terms of the Greenwich Loan Agreement after the end of the 90 day commitment period, if no definitive agreement which would result in a change of control had been entered into, the loans outstanding thereunder could have been exchanged, at the holder's election, for Class C exchangeable preferred stock or Class D preferred stock representing the equivalent of 50% of the diluted equity of the Company. The Company valued this beneficial conversion feature based on the market capitalization of the Company at the effective date of the Greenwich Loan Agreement. The value assigned to the beneficial conversion feature was $14.7 million, which was amortized to expense over the 90 day commitment term of the Greenwich Loan Agreement. For the years ended December 31, 1998 and 1999, $12.3 million and $2.4 million was amortized to expense, respectively.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

5. LOSS ON SHORT SALES OF UNITED STATES TREASURY SECURITIES:

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

         In September, 1998, the Company believed that, primarily due to significant volatility in debt, equity and asset-backed markets, investors increased investments in United States Treasury Securities and at the same time demanded wider spreads over treasuries to acquire newly issued asset-backed securities. The effect of the increased demand for the treasuries resulted in a devaluation of the Company's hedge position, resulting in the Company paying approximately $47 million during the year ended December 31, 1998, which was not offset by an equivalent increased gain on sale of loans at the time of securitization as the investors demanded wider spreads over the treasuries to acquire the Company's asset-backed securities. Of the $47.5 million in hedge devaluation, approximately $25.1 million was closed at the time the Company priced two securitizations and was reflected as an offset to gain on sale and approximately $22.4 million was charged to loss on short sale of United States Treasury Securities in the Statement of Operations for the year ended December 31, 1998. At December 31, 1998 and 1999, the Company had no open hedge positions.

6. DISPOSAL OF ASSETS

Goodwill Impairment and Loss on Disposal of Subsidiaries

         In June 1999, CitiFinancial Mortgage submitted a non-binding letter of intent to the Company to purchase the Company's mortgage loan servicing business and substantially all of its correspondent origination loan business and a portion of its broker originated loan business. The non-binding letter of intent did not include the Company's eight operating subsidiaries, which produced the remaining broker originated loan business as well as direct originations. The Board of Directors met on June 14, July 2 and July 8, 1999 to discuss a transaction with CitiFinancial Mortgage and to consider other alternatives. The Company and CitiFinancial Mortgage negotiated the terms of an agreement until July 14, 1999 when the Company and CitiFinancial Mortgage entered into the Agreement, as described in Note 1, which did not include the Company's eight operating subsidiaries. Thereafter, on July 26, 1999, the Company's Board of Directors approved a formal plan to dispose of the eight subsidiaries. The Company recorded a goodwill impairment charge of $85.4 million during 1999 relating to the formal plan to dispose of the eight operating subsidiaries. Additional charges incurred or accrued relating to , among other things, disposal of assets and costs of disposal are included in other charges in the accompanying Statements of Operations for the year ended December 31, 1999. At December 31, 1999, the Company had substantially completed the disposal of all eight operating activities.

         The Company reviewed the potential impairment of goodwill on a non-discounted cash flow basis to assess recoverability. The cash flows were projected on a pre-tax basis over the estimated useful lives assigned to goodwill. The Board of Directors' approval, on July 26, 1999, of a formal plan to dispose of the eight operating facilities, as described above, led the Company to determine that the useful lives assigned to goodwill should be reduced to less than one year. The resulting evaluation of the goodwill associated with the eight operating subsidiaries resulted in goodwill impairment charges of $77.4 million during the second quarter of 1999 and $8.0 million during the third quarter of 1999.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

         On June 30, 1999, the Company entered into an agreement to sell its interest in the joint venture to one of its partners. Under the terms of sale agreement, the Company received $1.5 million in exchange for its interest in the joint venture, including all shares, notes receivable, advances and interest due from the joint venture. The sale resulted in a loss of approximately $2.6 million, which is included in other charges in the accompanying Consolidated Statements of Operations for the year ended December 31, 1999.

         In June 1997, the Company's wholly-owned subsidiary IMC Mortgage Company Canada, LTD., ("IMC Canada") began operations in the Canadian providence of Ontario to serve the non-conforming home equity market in the Toronto marketplace. On August 12, 1999, the Company sold IMC Canada to a third party. The net proceeds from the disposition approximated the current carrying value of IMC Canada. The financial position and results of operations of IMC Canada were not material in relation to the financial position or results of operations of the Company.

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

         On June 30, 1999, the Company terminated its operations at the MCC offices in Rhode Island and began disposing of the related assets. Accordingly, the carrying amount of the goodwill that arose from the acquisition of MCC was eliminated. The loss on disposal of the assets of MCC of $2.6 million is included in other charges in the accompanying Consolidated Statement of Operations for the year ended December 31, 1999.

7. SALE OF CERTAIN ASSETS TO CITIFINANCIAL MORTGAGE

         On November 12, 1999 the Company's shareholders approved the Agreement with CitiFinancial Mortgage for the Company to sell its mortgage loan servicing business and substantially all of its mortgage loan origination business. On November 15, 1999, the Company received $96 million from CitiFinancial Mortgage for the sale of its mortgage servicing rights related to the mortgage loans which have been securitized, its mortgage loan origination business and real property consisting of IMC's Tampa, Florida headquarters building and IMC's leased facilities at its Ft. Washington, Pennsylvania, Cherry Hill, New Jersey and Cincinnati, Ohio office locations. Additionally, all furniture, fixtures and equipment and other personal property located at the premises described above

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

was included in the purchase. Substantially all of the employees at the locations referred to above were offered employment by CitiFinancial Mortgage. Under the terms of the Agreement, the Company will receive an additional $4 million of sales proceeds over the next two years from CitiFinancial Mortgage for this sale if certain conditions are met.

         In addition to the purchase price of $100 million, CitiFinancial Mortgage reimbursed the Company for servicing advances made by the Company in its capacity as servicer. As servicer of these loans, the Company was required to advance certain interest and escrow amounts to the securitization trusts for delinquent mortgagors and to pay expenses related to foreclosure activities. The Company then collected the amounts from the mortgagors or from the proceeds from liquidation of foreclosed properties. The amounts owed to the Company for reimbursement of servicing advances made in connection with escrows and foreclosure were $42.6 million at November 15, 1999, and amounts owed to the Company for reimbursement of servicing advances made in connection with delinquent interest payments were $9.8 million at November 15, 1999. The escrow and foreclosure servicing advances, which are typically recovered by the servicer of loans over a period of up to two years, were acquired by CitiFinancial Mortgage at a discount of 10.45%. The delinquent interest servicing advances, which are typically repaid to the servicer of loans monthly, were acquired by CitiFinancial Mortgage at a discount of $3.0 million.

         The sale of assets resulted in a gain for financial reporting purposes of approximately $37.8 million. The proceeds from the sale of assets were used to repay certain indebtedness of approximately $68.3 million secured by certain assets of the Company and provide working capital.

         After the sale of assets to CitiFinancial Mortgage and the disposition of its remaining subsidiaries, the Company essentially has no ongoing operating business, but continues to own assets consisting primarily of cash, accounts receivable, mortgage loans held for sale, interest-only and residual certificates and other assets that are pledged as collateral for the warehouse finance facilities and term debt. The assets remaining after the sale of assets to CitiFinancial Mortgage will be either held or sold by the Company to attempt to realize the maximum value for these assets and repay its obligations, including the warehouse finance facilities and term debt. If the Company receives sufficient proceeds from these remaining assets to repay its obligations, any remaining proceeds will be used first to redeem the Company's outstanding preferred stock and then to make payments to the Company's common shareholders. The Company did not make any payment to its common or preferred shareholders upon the consummation of the sale of assets to CitiFinancial Mortgage, and the Company believes that any payment to its shareholders in the future is unlikely but will ultimately depend upon the proceeds received from the remaining assets. If any proceeds remain for the Company's common shareholders, these proceeds would be available only after the repayment of the Company's obligations and the redemption of the Company's preferred stock, which are not expected to be made for several years. There can be no assurance that the Company will be able to maximize the value of its remaining assets and have adequate proceeds and resources to satisfy its creditors and provide any value to the Company's shareholders or that the Company will not seek bankruptcy protection in the future.

         Simultaneously, the Company, the Significant Lenders and the Greenwich Funds entered into the second amended and restated intercreditor agreements. Under these agreements, the lenders agreed to keep their respective facilities in place so long as the obligations owed to these lenders are repaid in accordance with the terms of these agreements and certain events of default as described in these agreements do not occur.

8. OTHER ASSETS

         Other assets consist of the following:


                                                          1998           1999
                                                        -------        -------
         Prepaid expenses .....................        $10,319        $   408
         Real estate owned ....................          6,088          4,578
         Investment in joint venture ..........          3,388             --
         Notes receivable .....................            950          5,728
         Warehouse financing due from
            correspondents ....................          2,810             --
         Other ................................          1,945            792
                                                       -------        -------
                                                       $25,500        $11,506
                                                       =======        =======

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         During the fourth quarter of 1999, the Company sold to Bear Stearns its interest in three interest-only and residual certificates that had an estimated value of $78.3 million and received cash proceeds of $73.0 million and a note receivable valued at $5.7 million. The cash proceeds were used to pay off the outstanding balance of the residual financing facility with Bear Stearns in the amount of $73.0 million. The note receivable bears interest at 14.5%, and cash flow received under the note is contingent upon the performance of the underlying interest-only and residual certificates. The note receivable is included in other assets in the accompanying Balance Sheet at December 31, 1999 and is being valued with similar prepayment and default rate assumptions as that which are used in the valuation of the interest-only and residual certificates held by the Company.

9. SERVICING PORTFOLIO

         The total servicing portfolio of loans was approximately $7.0 billion and $8.9 billion at December 31, 1997 and 1998, respectively and $5.9 billion on November 15, 1999, the date on which the servicing portfolio was sold to CitiFinancial (See Note 7 "Sale of Certain Assets to CitiFinancial Mortgage").

10. INTEREST-ONLY AND RESIDUAL CERTIFICATES

         Activity in interest-only and residual certificates consisted of the following:


                                                  For the year ended
                                                     December 31,
                                             ---------------------------
                                                1998              1999
                                             ---------         ---------
          Balance, beginning of year         $ 223,306         $ 468,841
          Additions .................          365,353                --
          Cash receipts .............          (35,180)          (97,642)
          Market valuation adjustment          (84,638)         (131,553)
          Sale of residuals .........               --           (78,274)
                                             ---------         ---------
          Balance, end of year ......        $ 468,841         $ 161,372
                                             =========         =========

         In 1998, the Company revised the loss curve assumption used to approximate the timing of losses over the life of the securitized loans and the discount rate used to present value the projected cash flows retained by the Company. Previously, the Company expected losses from defaults to increase from zero in the first six months of securitization to 100 basis points after 36 months. During the fourth quarter of 1998, as a result of emerging trends in the Company's serviced loan portfolio and adverse market conditions, the Company revised its loss curve so that expected defaults gradually increase from zero in the first six months of securitization to 175 basis points after 36 months. Previously, the Company discounted the present value of projected cash flows retained by the Company at discount rates ranging from 11% to 14.5%. During the fourth quarter of 1998, as a result of adverse market conditions, the Company adjusted to 16% the discount rate used to present value the projected cash flow retained by the Company. The decrease in the estimated fair value of the interest-only and residual certificates of $84.6 million is reflected as a market valuation adjustment in the accompanying Statement of Operations for the year ended December 31,1998.

         As a result of adverse market conditions and continuing trends in the portfolio of underlying mortgages, the Company adjusted its loss curve assumptions during 1999. The loss curve assumption used by the Company at December 31, 1999 to approximate the timing of losses over the life of the securitized loans gradually increases from zero in the first six months to 375 basis points after 36 months. The decrease in the estimated fair value of the interest-only and residual certificates of approximately $131.6 million is reflected as a market valuation adjustment in the accompanying Statement of Operations for the year ended December 31, 1999.

         During the fourth quarter of 1999, the Company sold to Bear Stearns its interest in three interest-only and residual certificates that had an estimated value of $78.3 million and received cash proceeds of $73.0 million and a note receivable valued at $5.7 million (see Note 8 "Other Assets").

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

11. PROPERTY, FURNITURE, FIXTURES AND EQUIPMENT

         Property, furniture, fixtures and equipment consists of the following:


                                                                   December 31,
                                                             ----------------------
                                                               1998            1999
                                                             --------         -----
          Building ..................................        $  5,113            --
          Computer systems ..........................           6,991            --
          Office equipment ..........................           4,395            --
          Furniture .................................           5,350           116
          Leasehold improvements ....................             732            --
          Other .....................................             648            --
                                                             --------         -----
                Total ...............................          23,229           116
          Less accumulated depreciation .............          (6,110)          (62)
                                                             --------         -----
          Property, furniture, fixtures and
             equipment, net .........................        $ 17,119         $  54
                                                             ========         =====

         Depreciation expense was $1.5 million, $3.5 million and $3.0 million for the years ended December 31, 1997, 1998, and 1999 respectively. The building and certain furniture, fixtures, and equipment was sold to CitiFinancial Mortgage on November 15, 1999 (See Note 7 "Sale of Certain Assets to CitiFinancial").

12. INCOME TAXES

         The components of the provision for income taxes allocable to the Company consist of the following:


                                                                     Year Ended December 31,
                                                            ----------------------------------------
                                                              1997             1998            1999
                                                            --------         --------         ------
          Current income tax expense:
                    Federal ........................        $ 13,070         $  9,578         $1,400
                    State ..........................           2,776            2,034             --
                                                            --------         --------         ------
                                                              15,846           11,612         $1,400
                                                            --------         --------         ------
          Deferred income tax expense:
                    Federal ........................          11,262           (9,018)            --
                    State ..........................           2,392           (1,915)            --
                                                            --------         --------         ------
                                                              13,654          (10,933)            --
                                                            --------         --------         ------
          Total provision for income taxes .........        $ 29,500         $    679         $1,400
                                                            ========         ========         ======

         Total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to income before income taxes as indicated below:

                                                                                Year Ended December 31,
                                                                      -------------------------------------------
                                                                        1997             1998              1999
                                                                      --------         --------         ---------
          Income tax at federal statutory rate ...............        $ 27,100         $(34,927)        $(116,908)
          State income taxes, net of federal benefit .........           3,484           (4,490)          (15,031)
          Interest expense - Greenwich Funds .................              --            4,845               969
          Goodwill amortization ..............................             817            1,345               664
          Goodwill impairment charge .........................              --               --            33,743
          Other, net .........................................          (1,901)             281               104
          Valuation allowance ................................              --           33,625            97,859
                                                                      --------         --------         ---------
                    Total provision for income taxes .........        $ 29,500         $    679         $   1,400
                                                                      ========         ========         =========

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:


                                                                     1998             1999
                                                                  --------         ---------
          Deferred tax assets:
                   Allowance for loan losses .............        $ 10,334         $  15,909
                   Interest-only and residual certificates          69,323           113,163
                   Joint venture .........................           2,068                --
                   Mortgage servicing rights .............           8,159                --
                   Net operating loss ....................              --            28,423
                   Other .................................           4,346             8,816
          Deferred tax liabilities:
                   Interest-only and residual certificates         (59,611)          (32,596)
                   Other .................................            (994)           (2,231)
                                                                  --------         ---------
                   Net deferred tax asset
                      before valuation allowance .........        $ 33,625         $ 131,484
                   Valuation allowance ...................         (33,625)         (131,484)
                                                                  --------         ---------
                   Net deferred tax asset ................        $     --         $      --
                                                                  ========         =========

         The asset and liability method of accounting for income taxes requires that a valuation allowance be recorded against tax assets, which are not likely to be realized. Specifically, due to the timing of the expected reversal of the Company's temporary differences, realization is dependent upon the Company achieving sufficient future earnings to achieve the tax benefits. Due to the uncertain nature of their ultimate realization based upon past performance, the Company has established a full valuation allowance against the deferred tax assets and is recognizing the deferred tax asset only as reassessment demonstrates that the assets are realizable. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits from these deferred tax assets will be recorded in future operations as a reduction of the Company's income tax provision.

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

         The Company regularly securitized fixed and variable rate mortgage loan receivables prior to October 1998. As part of its interest rate risk management strategy prior to October 1998, the Company hedged its fixed rate interest rate risk related to its mortgage loans held for sale by utilizing United States Treasury securities. The Company classified these transactions as hedges. The gains and losses derived from these financial securities were deferred and included in the carrying amounts of the mortgage loans held for sale and ultimately recognized in income when the related mortgage loans were sold. Deferred losses on the United States Treasury Securities used to hedge the anticipated transactions amounted to approximately $2,738 at December 31, 1997. The Company did not hedge its fixed rate interest rate risk related to mortgage loans held for sale for the year ended December 31, 1998 and 1999. See Note 5 "Loss on Short Sale of United States Treasury Securities".

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

               Mortgage loans held for sale: The estimate of fair values is based on current pricing of whole loan transactions that a purchaser unrelated to the seller would demand for a similar loan. The fair value of the mortgage loans held for sale approximated $970,000 and $377,500 at December 31, 1998, and 1999 respectively.

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

               Warehouse finance facilities, term debt and notes payable: The warehouse finance facilities have maturities of less than one year and bear interest at market interest rates and, therefore, the carrying value is a reasonable estimate of fair value. The carrying amount of outstanding term debt and notes payable, which bear market rates of interest and approximates fair value.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

CREDIT RISK

         Prior to November 15, 1999, the Company was a party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments included commitments to extend credit to borrowers and commitments to purchase loans from correspondents. The Company has a first or second lien position on all of its loans, and the maximum combined loan-to-value ratio ("CLTV") permitted by the Company's underwriting guidelines is 100%. The CLTV represents the combined first and second mortgage balances as a percentage of the lesser of appraised value or the selling price of the mortgaged property, with the appraised value determined by an appraiser with appropriate professional designations. A title insurance policy is required for all loans.

         As of December 31, 1998 and 1999, the Company had outstanding commitments to extend credit at fixed rates to purchase loans in the amounts of $101,000 and $0, respectively. Commitments to extend credit or to purchase a loan are granted for a period of thirty days and are contingent upon the borrower and the borrower's collateral satisfying the Company's underwriting guidelines. Since many of the commitments are expected to expire without being exercised, the total commitment amount does not necessarily represent future cash requirements or future credit risk.

         The Company is exposed to on-balance sheet credit risk related to its mortgage loans held for sale and interest-only and residual certificates.

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and mortgages held for sale. The Company places its cash and cash equivalents with what management believes to be high-quality financial institutions and thereby limits its exposure to credit risk. As of December 31, 1998 and 1999 a large amount of mortgage loans with on balance sheet and off balance sheet risks were collateralized by properties located in the mid-Atlantic region of the United States.

WAREHOUSE EXPOSURE

         The Company made available to certain correspondents warehouse financing which bear interest at rates ranging from 1.75% to 2.50% per annum in excess of LIBOR, of which $2,810 and $0 were outstanding at December 31, 1998 and 1999, respectively. Interest income on these warehouse financing facilities were $1,525, $1,155 and $0 for the years ended December 31, 1997, 1998, and 1999 respectively. The warehouse commitments were for terms of less than one year. Mortgage loans originated by the correspondents remain in the warehouse for a period of 30 days at which point the mortgage loans are either purchased by the Company or sold to another investor.

14. EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

         The Company adopted a defined contribution plan (401(k)) for all eligible employees during August 1995. Additionally, the Company assumed several 401(k) plans of acquired subsidiaries and merged these plans into the Company's plan. Contributions to the plan are in the form of employee salary deferrals, which may be subject to an employer matching contribution up to a specified limit at the discretion of the Company. The Company's contribution to the plan amounted to $960, $1,865 and $75 for the years ended December 31, 1997, 1998, and 1999 respectively.

         The Company's subsidiary, National Lending Center, Inc. ("National Lending Center"), sponsored a 401(k) plan for eligible employees. National Lending Center's policy was to match 25% of the first 6% of employees' contributed amounts. Contributions to the plan included in the accompanying consolidated statement of operations for the years ended December 31, 1997, 1998 and 1999 were approximately $24, $89, and $51, respectively.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

 STOCK AWARD PLANS

         Effective October 1997, the Company adopted the Executive Officer Unregistered Stock Plan (the "Executive Officer Plan") and the Vice-Presidents' Unregistered Stock Plan (the "Vice Presidents' Plan") which provide compensation for certain officers of the Company in the form of unregistered shares of the Company's common stock.

         Under the Executive Officer Plan, if the Company achieves an increase in net earnings per share for two consecutive years of 10% or more, eligible participants receive a grant of fully-vested unregistered shares of the Company's common stock at the end of each fiscal year beginning with the fiscal year ended December 31, 1997. The number of unregistered shares granted to each participant equals the officer's base salary divided by the closing price of the Company's common stock on the last calendar day of the year. Each participant also receives a cash payment equal to the income tax benefit the Company obtains from the issuance of the common stock. A total of 104,463 shares of unregistered stock were granted under the Executive Officer Plan for the year ended December 31, 1997, resulting in compensation expense of $2,981. No unregistered shares were granted under the executive officer plan during the year ended December 31, 1998 and 1999.

         Under the Vice-Presidents' Plan, certain vice-presidents as determined by the Compensation Committee of the Board of Directors may receive a grant of unregistered shares of the Company's common stock at the end of each fiscal year beginning with the year ended December 31, 1997. The number of unregistered shares granted to each designated vice-president shall equal such vice-president's base salary at the year end divided by the closing price for the Company's common stock on the last day of the fiscal year. The unregistered shares granted to each vice-president vest over a three year period with one-third vesting immediately, and an additional one-third vesting on the last day of each of the next two fiscal years so long as the vice-president is still employed by the Company on such date. No unregistered shares were granted under the Vice-Presidents' Plan during the years ended December 31, 1997, 1998, and 1999.

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

         In July 1997, the Company adopted the IMC Mortgage Company 1997 Incentive Plan (the "1997 Incentive Plan") pursuant to which the Company is authorized to grant to eligible employees options to purchase shares of common stock of the Company. The 1997 Incentive Plan provides that options to acquire a maximum of 250,000 shares may be granted thereunder at exercise prices of not less than 100% of the fair market value of the common stock at the date of each grant. Such options expire ten years after the date of grant. During the year ended December 31, 1998, 127,500 options were granted under the 1997 Incentive Plan. No options were granted under the 1997 Incentive Plan during the years ended December 31, 1997 and 1999.

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

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

         A summary of the status of the Company's stock options as of December 31, 1997, 1998 and 1999 and the changes during the year is presented below:


                                                        1997                          1998                        1999
                                               ----------------------       ----------------------      -----------------------
                                                             Weighted                     Weighted                     Weighted
                                                              Average                      Average                      Average
                                                             Exercise                     Exercise                     Exercise
                                                 Shares        Price         Shares         Price         Shares         Price
                                               ---------     --------       ---------     --------      ---------      --------
Outstanding at beginning of year.............. 1,511,168       $4.18        1,464,661       $3.59       1,536,388        $4.54
Granted.......................................   354,596       $4.94          139,932       $8.29              --
Exercised.....................................   401,103       $3.77            5,173       $2.35              --
Canceled......................................        --                       63,032      $11.49         133,086        $9.68
                                               ---------                    ---------                   ---------
Outstanding at end of year.................... 1,464,661       $3.59        1,536,388       $3.68       1,403,302        $3.81
                                               =========                    =========                   =========
Options exercisable at end of year............ 1,258,820                    1,325,075                   1,384,682
                                               =========                    =========                   =========
Options available for future grant............   429,690                      343,092                     476,178
                                               =========                    =========                   =========
Weighted average fair value of options
    granted during year.......................$     5.92                   $     6.50
                                               =========                    =========

         The fair value of stock options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:


                                                                   1997                 1998
                                                                   ----                 ----
         Risk-free interest rate.........................           5.5%                 5.7%
         Expected option life in years...................           1.3                  6.0
         Expected stock price volatility.................          54.1%                96.6%
         Expected dividend yield.........................          ----                 ----

         The 1996 grants included options to purchase 120,000 shares of common stock granted to employees at exercise prices less than the market price of the stock on the date of grant. The exercise price of the options, market price of the common stock at grant date and estimated fair value of such options at grant date were $8.00, $12.00 and $8.11 per share, respectively. The Company records compensation expense for such grants over their vesting periods in accordance with APB 25. Such expense totaled approximately $96, $96 and $80 in the years ended December 31, 1997, 1998 and 1999.

         The 1996 grants also include options to purchase 20,000 shares of common stock, which were granted to advisors to the Company at exercise prices equal to the market price of the stock at grant date. Expense representing the estimated fair value of such grants of approximately $57, $96 and $80 has been recognized in the years ended December 31, 1997, 1998, 1999 under the provisions of SFAS 123.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         The following table summarizes information about stock options outstanding at December 31, 1999:


                                                                  Options Outstanding                      Options Exercisable
                                                   -------------------------------------------       -----------------------------
                                                                        Weighted                         Number
                                                       Number           average      Weighted        exercisable at      Weighted
                                                   outstanding at      remaining      average           December          average
                                                    December 31,      contractual    exercise              31,           exercise
                                                        1999             life          price              1999             price
                                                   --------------     -----------    ---------       --------------      ---------
          Range of exercise prices
          $2.35...................................     994,592           6.0         $    2.35            994,592        $    2.35
          $4.00 to $8.00..........................     365,628           6.8         $    6.92            347,008        $    6.87
          $12.00 to $20.25........................      43,083           7.4         $   11.17             43,083        $   11.17
                                                     ---------                                          ---------
                    Total.........................   1,403,303           6.3         $    3.81          1,384,683        $    3.76
                                                     =========                                          =========

         Had compensation cost for the Company's 1997 and 1998 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's and net income and net income per common share for the years ended December 31, 1997, 1998 and 1999 would approximate the pro forma amounts below.


                                                  Year Ended                      Year Ended                    Year Ended
                                              December 31, 1997               December 31,  1998           December  31, 1999
                                           ------------------------        ------------------------    ---------------------------
                                           As Reported    Pro Forma        As Reported    Pro Forma    As Reported       Pro Forma
                                           -----------    ---------        -----------    ---------    -----------       ---------
                                                                    (In millions except per share data)
Net income (loss)......................     $    47.9     $    47.5         $(100.5)      $(100.7)       $(335.4)        $(335.6)
Basic earnings (loss)per share.........     $    1.76     $    1.74         $ (3.21)      $ (3.22)       $ (9.89)        $ (9.90)
Diluted earnings per share.............     $    1.54     $    1.52         $ (3.21)      $ (3.22)       $ (9.89)        $ (9.90)

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards in future years are anticipated.

15. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company leased office space and various office equipment under operating lease agreements. Rent expense under operating leases was $4,090, $7,907 and $6,725 in the years ended December 31, 1997, 1998 and 1999.

EMPLOYMENT AGREEMENTS

         Certain members of management entered into employment agreements expiring through 2001 which, among other things, provided for aggregate annual compensation of approximately $1.4 million plus bonuses ranging 5% to 15% of base salary in the relevant year for each one percent by which the increase in net earnings per share of the Company over the prior year exceeds 10%, up to a maximum of 300% of annual compensation. No bonuses under these contracts were paid for the fiscal year 1998 and 1999. Each employment agreement contained a restrictive covenant, which prohibits the executive from competing with the Company for a period of 18 months after termination, and certain deferred compensation upon a "change of control" as defined in the employment agreements. On July 14, 1999, the Company entered into an Agreement to sell certain assets to CitiFinancial Mortgage. The Agreement was contingent upon CitiFinancial Mortgage entering into future employment arrangements with certain members of management acceptable to CitiFinancial Mortgage.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         Certain members of the Company's Board of Directors and certain members of the Company's senior management had employment agreements with the Company, and the Company's general counsel, a director of the Company, had a retainer agreement with the Company, that permitted each of them, following a change of control, to voluntarily terminate their employment with, or retention by, the Company and become entitled to deferred compensation. The members of senior management who had these agreements and the Company's general counsel entered into mutual, general and irrevocable releases with the Company, which released the Company from payment of deferred compensation aggregating approximately $10 million and all other obligations in the employment or retainer agreements in consideration for aggregate payments of $400,000 plus additional aggregate payments of $420,000 to be paid over a period of up to twelve months. The payments commenced upon execution of the release for those members of senior management who were not also directors and commenced upon consummation of the Agreement with CitiFinancial Mortgage for members of the Company's Board of Directors and general counsel. Each member of senior management and the Company's general counsel who had entered into a release became employed "at will" and could have been or can be terminated by the Company at any time without additional benefits.

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

LEGAL PROCEEDINGS

         The Company is party to various legal proceedings arising out of the conduct of its business. The Company has accrued certain amounts to defend various legal proceedings and such amounts are included in accrued liabilities in the accompanying Consolidated Balance Sheets at December 31, 1998 and 1999. Management believes that amounts accrued for defense in connection with these matters are adequate and ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

         On December 23, 1998, seven former shareholders of Corewest sued the Company in Superior Court of the State of California for the County of Los Angeles claiming the Company agreed to pay them $23.8 million in cancellation of the contingent "earn out" payment, if any, payable by the Company in connection with the Company's purchase of all of the outstanding shares of Corewest. In addition, several former shareholders of Corewest alleged certain aspects of employment agreements with the Company were breached. The former shareholders of Corewest settled their employment agreement claims and agreed to dismiss their claims under that lawsuit and signed mutual, general and irrevocable releases for approximately $1.5 million. The settlement was paid upon consummation of the agreement with CitiFinancial Mortgage on November 15, 1999. (See Note 7 "Sale of Certain Assets to CitiFinancial"). The $1.5 million settlement cost is included in selling general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 1999.

         On June 17, 1999, the former shareholders of Central Money Mortgage Co., Inc. ("Central Money Mortgage") sued the Company and the Company's general counsel in U.S. District Court for the State of Maryland claiming failure to perform on certain oral and written representations made in connection with the Company's acquisition of the assets of Central Money Mortgage. The case is in the preliminary stages of discovery; however, based on consultation with legal counsel, the Company's management believes there is little merit in the plaintiffs' claims and intends to defend such action vigorously.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


         On October 18, 1999, Fidelity Federal Bank FSB ("Fidelity") sued the Company and the Company's subsidiary, CoreWest Banc ("CoreWest"), and by a First Amended Complaint filed January 7, 2000 also sued three former officers of the Company claiming a failure of CoreWest to perform certain obligations under the terms of a Master Loan Purchase Agreement between CoreWest and Fidelity. Fidelity seeks money damages in the amount of $4.1 million. The case is in discovery. Based upon consultation with legal counsel, the Company believes it has meritorious defenses to the claim and intends to vigorously defend the case.

         On November 12, 1999, the Company's shareholders approved the sale of certain assets to CitiFinancial Mortgage. While the majority of all votes entitled to be cast voted in favor of the transaction, there were a limited number of shareholders who exercised their dissenter's rights. Because it will be unclear for several years whether there are any assets available for distribution to holders of IMC common stock, the Company has taken the position that the fair value of the IMC common stock is negligible and that no payment should be made. The Company had made an offer to purchase the IMC common stock of the dissenting shareholders based on the trading price of the Company's common stock at the time of the approval by the Company's shareholders of the sale of assets to CitiFinancial Mortgage, which in certain instances was rejected. The Company has filed an action in a court of competent jurisdiction in Florida requesting that the fair value of IMC common stock be determined. The Court shall also determine whether each dissenting shareholder, as to whom the Company requests the court to make such determination, is entitled to receive payment for their shares.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                                                       Fiscal Quarter
                                                             -----------------------------------------------------------------
                       1999                                    First              Second            Third             Fourth
                       ----                                  --------           ----------        ----------         ---------
Revenues............................................         $ 45,083           $   38,460        $   26,857         $  54,708
Net loss............................................         $(28,742)          $ (171,605)       $  (64,520)        $ (70,557)
Basic loss per share................................         $  (0.86)          $    (5.04)       $    (1.91)        $   (2.08)
Diluted earnings (loss) per share...................         $  (0.86)          $    (5.04)       $    (1.91)        $   (2.08)

                       1998
                       ----
Revenues ...........................................         $ 83,871           $   97,302        $   83,833         $  56,203
Net income (loss)...................................         $ 15,104           $   16,328        $    2,182         $(134,083)
Basic earnings (loss) per share ....................         $   0.49           $     0.53        $     0.07         $   (4.00)
Diluted earnings (loss) per share...................         $   0.44           $     0.47        $     0.06         $   (4.00)

                       1997
                       ----
Revenues............................................         $ 38,421           $   49,773        $  73,729          $  76,836
Net income .........................................         $  8,939           $   10,711        $  13,468          $  14,811
Basic earnings per share............................         $   0.41           $     0.41        $    0.45          $    0.48
Diluted earnings per share..........................         $   0.34           $     0.36        $    0.40          $    0.43

17. SIGNIFICANT EVENTS DURING 1999:

         The Company, like several companies in the sub-prime mortgage industry, has been significantly and adversely affected by market conditions beyond their control. Along with many companies in the industry, the Company's access to debt, equity and asset-backed markets has become virtually impossible. These market conditions have resulted in many companies in the industry filing for bankruptcy protection, such as Southern Pacific Funding (October 1,1998), Wilshire (March 3,1999), MCA Financial Corp (February 1,1999), United Companies (March 2,1999) and certain subsidiaries of First Plus Financial (March 6, 1999). As a result of these unprecedented market conditions, the Company during 1999 has closed certain retail offices, reduced total number of employees, eliminated loan sale through securitization, focused significantly on loan sales to institutional investors and attempted to identify and eliminate, all non-essential costs of operations. The Company, based on these unprecedented market conditions, entered into an Agreement to sell certain assets to CitiFinancial Mortgage in order to provide the Company with a reasonable opportunity to avoid having to file bankruptcy protection like many of its competitors.

         As described in Note 3 "Warehouse Finance Facilities, Term Debt and Notes Payable", on October 16, 1998, the Company entered into the Greenwich Loan Agreement that provided the Company a $33 million standby revolving credit facility for a period of up to 90 days. In consideration for providing the facility, the Greenwich Funds received Class C exchangeable preferred stock representing the equivalent of 40% of the Company's common equity and under certain conditions the Greenwich Funds could elect either to (a) receive repayment of the loan facility, plus accrued interest at 10% per annum, and a take-out premium of up to 200% of the average principal amount outstanding or
(b) exchange its loans for additional exchangeable preferred stock, representing the equivalent of an additional 50% of the Company's common equity outstanding.

         On February 19, 1999, the Company entered into a Merger Agreement with the Greenwich Funds which was recast as an Acquisition Agreement in March 1999. Under the Acquisition Agreement, the Greenwich Funds would have

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

received newly issued common stock of the Company equal to 93.5% of the outstanding common stock after such issuance, leaving the existing common shareholders of the Company with 6.5% of the common stock outstanding. No payment would have been made to the Company's common shareholders in this transaction. Upon the consummation of the acquisition, the Greenwich Funds would have surrendered Class C exchangeable preferred stock for cancellation and enter into an amendment and restatement of the Greenwich Loan Agreement, pursuant to which the Greenwich Funds would have made available to the Company an additional $35 million in working capital facilities. See Note 3, "Warehouse Finance Facilities, Term Debt and Notes Payable."

         On July 14, 1999, the Company entered into an Agreement to sell certain assets to CitiFinancial Mortgage. The Agreement was approved by the Board of Directors on July 30, 1999, and as a result, the Acquisition Agreement with the Greenwich Funds described above terminated. Consequently, the Greenwich Funds did not provide an additional $35 million of loans to the Company. The Agreement was subject to a number of conditions, including approval by the Company's common and preferred stockholders (together with a separate vote in favor of the transaction by the majority of the Company's common shareholders other than the Company's management) which occurred on November 12, 1999.

         On November 15, the Company received $96 million from CitiFinancial Mortgage for the sale of its mortgage servicing rights related to mortgage loans which have been securitized, its mortgage loan origination business, and real property consisting of the Company's Tampa, Florida headquarters building and the Company's leased facilities at its Ft. Washington, Pennsylvania, Cherry Hill, New Jersey and Cincinnati, Ohio office locations. Additionally, all furniture, fixtures and equipment and other personal property located at the premises described above were included in the purchase. Substantially all of the employees at the locations referred to above at the time the Agreement was consummated were offered employment by CitiFinancial Mortgage. Under the terms of the Agreement, the Company will receive an additional $4 million of sales proceeds over the next two years from CitiFinancial Mortgage for this sale if certain conditions are met.

         In addition to the purchase price of $100 million, CitiFinancial Mortgage reimbursed the Company for servicing advances made by the Company in its capacity as servicer. As servicer of these loans, the Company was required to advance certain interest and escrow amounts to the securitization trusts for delinquent mortgagors and to pay expenses related to foreclosure activities. The Company then collected the amounts from the mortgagors or from the proceeds from liquidation of foreclosed properties. The amounts owed to the Company for reimbursement of servicing advances made in connection with escrows and foreclosure were $42.6 million at November 15, 1999, and amounts owed to the Company for reimbursement of servicing advances made in connection with delinquent interest payments were $9.8 million at November 15, 1999. The escrow and foreclosure servicing advances, which are typically recovered by the servicer of loans over a period of up to two years, were acquired by CitiFinancial Mortgage at a discount of 10.45%. The delinquent interest servicing advances, which are typically repaid to the servicer of loans monthly, were acquired by CitiFinancial Mortgage at a discount of $3.0 million.

         The proceeds from the sale of assets were used to repay certain indebtedness secured by certain assets of the Company and provide working capital. No payments were made to the Company's common or preferred shareholders as a result of this transaction, nor are any payments to stockholders likely in the future.

         The transaction which was consummated on November 15, 1999 resulted in the sale of the Company's mortgage loan servicing business, substantially all its correspondent origination loan business and its broker originated loan business conducted at the locations referred to above. The remaining loan origination business, which primarily consisted of broker and direct originations, was performed by eight operating subsidiaries.

         The Agreement to sell certain assets to CitiFinancial Mortgage did not include the Company's eight operating subsidiaries. Therefore, on July 26, 1999, the Company's Board of Directors approved a formal plan to dispose of the

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

eight subsidiaries, and the disposal was substantially complete by December 31, 1999. The Company recorded a goodwill impairment charge for the year ended December 31, 1999 relating to the formal plan to dispose of the eight operating subsidiaries.

         After the sale of assets to CitiFinancial Mortgage and the disposition of its remaining subsidiaries, the Company essentially has no ongoing operating business, but will continue to own assets consisting primarily of cash, accounts receivable, mortgage loans held for sale, interest-only and residual certificates and other assets that are pledged as collateral for the warehouse finance facilities and term debt. The assets remaining after the sale of assets to CitiFinancial Mortgage will be either held or sold by the Company to attempt to realize the maximum value for these assets and repay its obligations, including the warehouse finance facilities and term debt. If the Company receives sufficient proceeds from these remaining assets to repay its obligations, any remaining proceeds will be used first to redeem the Company's outstanding preferred stock and then to make payments to the Company's common shareholders. The Company did not make any payment its common or preferred shareholders upon the consummation of the CitiFinancial Mortgage transaction. If any proceeds remain for the Company's common shareholders, these proceeds would be available only after the repayment of the Company's obligations and the redemption of the Company's preferred stock. The redemption of preferred stock, if made, is not expected for several years. There can be no assurance that the Company will be able to maximize the value of its remaining assets and have adequate proceeds and resources to satisfy its creditors and provide any value to the Company's shareholders or that the Company will not seek bankruptcy protection in the future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGE IN CERTIFYING ACCOUNTANTS

         On February 16, 1999, IMC appointed Grant Thornton, LLP ("Grant Thornton") the independent accounting firm to audit the financial statements of IMC for the year ended December 31, 1998 and dismissed PricewaterhouseCoopers LLP ("PWC"). The decision to dismiss PWC was approved by the Audit Committee of IMC's Board of Directors on February 16, 1999.

         IMC's decision was made after discussions with and in accordance with directions from the SEC. The SEC announced on January 14,1999 that the SEC had brought and settled charges against PWC for engaging in improper professional conduct by violating SEC independence rules. The SEC issued on Order Instituting Proceedings and Opinion and Order Pursuant to Rule 102(e) of the SEC's Rules of Practice ("SEC Order") issued by the SEC under the Securities Exchange Act of 1934 (Release 40945/January 14, 1999 and Accounting and Auditing Enforcement Release No. 10981/January 14, 1999 Administration Proceedings File No. 2-9809).

         Specifically, the SEC Order details activities by a PWC Senior Tax Associate with securities of a company identified in the SEC Order as "Company A". Based on communications with the SEC and PWC, IMC believes that it is the company identified in the SEC Order as "Company A". The SEC Order states that the PWC Senior Tax Associate performed preliminary work involved in transferring certain engagements for "Company A" from PWC's Jacksonville, Florida office to its Tampa Office. The SEC Order also states that the PWC Senior Tax Associate did not own "Company A" securities while he performed services for "Company A". However, his ownership of Company A securities occurred during the period that PWC was designated as "Company A's" public accountant.

         PWC has stated to IMC that they believe this violation had no effect on either the quality or integrity of any audit or the reliability of any opinion rendered in connection with its audit engagement with IMC. IMC also firmly believes in the quality and integrity of its financial statements as of their respective dates and in the reliability of PWC's audit opinions.

         The SEC has acknowledged that IMC had no knowledge or reason to know of PWC's lack of compliance with the SEC's independence standards. The conduct of PWC is not consistent with the standards regarding compliance with SEC regulations that IMC expects and demands from its independent public accountants.

         Before IMC became aware of the violations of the independence standards, IMC was satisfied with its relationship with PWC and, in the absence of the violations described in the SEC Order, would not have elected to replace PWC.

         PWC's reports on IMC's consolidated financial statements for 1997 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the time PWC was appointed to audit the financial statements of IMC through February 16, 1999, there were no disagreements with PWC on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which would have caused PWC to make reference to the subject matter of the disagreement in connection with its reports. In addition, during the time PWC was appointed to audit the financial statements of IMC through February 16, 1999, there have been no reportable events, as such term is defined in Item 304(a) of Regulation S-K promulgated under the Securities Act.

         During the time PWC was appointed to audit the financial statements of IMC, neither IMC nor anyone on its behalf consulted Grant Thornton regarding (i) the application of accounting principles to specific completed or proposed transaction, or the type of audit opinion that might be rendered on IMC's financial statements, which consultation resulted in the providing of a written report or oral advice concerning the same to IMC that Grant Thornton concluded was an important factor considered by IMC in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii) any matter that was either the subject of a disagreement (as defined in Rule 304(a)(1)(iv.) of Regulation S-K or a reportable event (as defined in Rule 304(a)(1)(v.) of Regulation S-K.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company and their ages and positions as of the date of this Annual Report on Form 10-K below:


Name (Age)                      Position and Business Experience
----------                      --------------------------------
George Nicholas (57)            Chief Executive Officer, Chairman of the Board, and Assistant Secretary, Member
                                   of the Compensation and Executive Committees
Dennis J. Pitocco (47)          President,  Acting Chief Executive Officer, Chief Operating Officer, Chief
                                   Financial Officer and Director
Thomas G. Middleton (53)        Director, Member of the Compensation and Executive Committees
Mitchell W. Legler (57)         Director, Member of the Compensation and Audit Committees

George Nicholas has served as Chief Executive Officer and Chairman of the Board of IMC since the formation of the Company in December 1995 and as Assistant Secretary of the Company since April 1996. Since his founding of the Partnership in August 1993, Mr. Nicholas has served as Chief Executive Officer of the Partnership and Chairman of the Board and sole stockholder of its general partner. The Company became the successor of the Partnership in June 1996. Mr. Nicholas' experience in the lending business spans 35 years. He has previously held positions at General Electric Credit Corp., Household Finance Corp., and American Financial Corporation of Tampa ("AFC"), a company of which he was the owner and Chief Executive Officer from its formation in February 1986 until it was acquired by Equibank in 1988. From February 1988 until May 1992, Mr. Nicholas was President of AFC, a subsidiary of Equibank, which was a wholesale lending institution specializing in the purchase of non-conforming mortgage loans. From June 1992 until July 1993, Mr. Nicholas was an independent mortgage industry consultant. In 1993, Mr. Nicholas organized the original Industry Partners and led negotiations with investment bankers in connection with the formation of the Partnership. Mr. Nicholas is taking a leave of absence to recover from an illness and will not stand for re-election when his term expires at the annual stockholders meeting to be held in 2000.

Dennis J. Pitocco has served as President, Acting Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Director since November 16, 1999. Mr. Pitocco served as President of IMCC International from March 1996 to November 15, 1999. Mr. Pitocco has 25 years of experience in the consumer financial services industry, having served in executive level positions at a number of major banking institutions. From June, 1995 to February, 1996 Mr. Pitocco served as Senior Vice President and General Manager of Boatmen's Bancshares (NationsBank). From July, 1992 to June 1995, Mr. Pitocco served as Senior Vice President and General Manager of PNC Bank. From 1986 to July, 1992, Mr. Pitocco served as Senior Vice President of Equimark Corporation, also serving as Executive Vice President of AFC from May, 1987 to July, 1992.

Thomas G. Middleton has served as Director of the Company since December 1995 and as Assistant Secretary of the Company since April 1996. Mr. Middleton served as the President and Chief Operating Officer of the Company from December 1995 to November 15, 1999. Mr. Middleton served as Chief Operating Officer of the Partnership from August 1993 to December 1995 and as President of the Partnership from July 1995 to December 1995. Mr. Middleton has 28 years of experience in the lending business. From April 1992 until August 1993, Mr. Middleton was Senior Vice-President of Shawmut National Corporation and from February 1991 until April 1992, Mr. Middleton was Managing Director of STG Financial Inc. Mr. Middleton served as Executive Vice-President and Chief Credit Officer of Equimark Corp. from June 1987 until February 1991. Mr. Middleton will not stand for re-election when his term expires at the annual stockholders meeting to be held in 2000.

Mitchell W. Legler has served as a director of the Company since April 1996. Mr. Legler is the sole stockholder of Mitchell W. Legler, P.A. and has been general counsel to the Company from August 1995 to November 15, 1999. Mr. Legler is currently a director of Stein Mart, Inc., a Nasdaq listed company. From January 1991 to August 1995, Mr. Legler was a partner of Foley & Lardner, prior to which he was a partner of Commander, Legler, Werber, Dawes, Sadler & Howell, P.A., attorneys at law in Jacksonville, Florida. Mr. Legler will not stand for re-election when his term expires at the annual stockholders meeting to be held in 2000.

Stuart D. Marvin served as Chief Financial Officer from August 1, 1996 to November 15, 1999. Mr. Marvin is a certified public accountant and prior to joining the Company was a partner in the Jacksonville, Ft. Lauderdale, and Miami, Florida offices of Coopers & Lybrand L.L.P.

Joseph P. Goryeb served as a director of the Company from April 1996 to November 22, 1999. Mr. Goryeb is the Chairman and Chief Executive Officer of Champion Mortgage Co., Inc., a leading non-conforming residential mortgage institution that was founded by Mr. Goryeb in 1981. His 40 years of experience in the consumer lending industry include previous positions with Beneficial Finance Company and Suburban Finance Company.

Mark W. Lorimer served as a director of the Company from July 1998 to July 1999. Mark W. Lorimer has been the Executive Vice President and Chief Operating Officer of Auto-By-Tel Corporation, a leading international online buying service for automotive purchasing, financing and insurance, since May 1997. Mr. Lorimer served as Vice President and General Counsel of Auto-By-Tel Corporation from December 1996 until May 1997. Prior to joining Auto-By-Tel Corporation, Mr. Lorimer was a partner of and, from March 1989 to January 1996, was an associate with, the law firm of Dewey Ballantine.

TERMS OF DIRECTORS AND OFFICERS

         The Company's Articles of Incorporation provide that the Company's Board of Directors consists of such number of persons as shall be fixed by the Board of Directors from time to time by resolution and is divided into three classes, with each class to be as nearly equal in number of directors as possible. The Company's Bylaws provide that the Board of Directors shall consist of no fewer than one and no more than ten persons. Currently there are four directors. The term of office of the directors in each of the three classes expires at the annual meeting of stockholders in 2000 through 2001, respectively. Mr. Nicholas, Middleton and Legler serve until their term ends at the Annual Meeting of Stockholders to be held in 2000. At each annual meeting, the successors to the class of directors whose term expires at that time are to be elected to hold office for a term of three years, and until their respective successors are elected and qualified, so that the term of one class of directors expires at each such annual meeting. In the case of any vacancy on the Board of Directors, including a vacancy created by an increase in the number of directors, the vacancy shall be filled by the Board of Directors, with the director so elected to serve until the next Annual Meeting of Stockholders. Any newly created directorships or decreases in directorships are to be assigned by the Board of Directors so as to make all classes as nearly equal in number as possible. Directors may be removed only for cause. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

         The Board of Directors of the Company held 16 meetings in 1999. During such year, each Director attended more than 75% of the meetings held by the Board of Directors and the committees on which he served. The Company's Board of Directors also acts from time to time by unanimous written consent in lieu of meetings.

         The Company has an Audit Committee, a Compensation Committee, an Option Committee, an Executive Committee and a 1997 Incentive Plan Committee.

         Audit Committee. During 1999 the Audit Committee consisted of Messrs. Goryeb, Legler, and Lorimer. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, and reviews the adequacy of the Company's internal accounting controls. The Audit Committee held one meeting in 1999.

         Compensation Committee. The Compensation Committee consists of Messrs. Nicholas, Middleton and Legler. The Compensation Committee determines the compensation of the Company's executive officers. The Compensation Committee did not meet during 1999.

         Option Committee. During 1999 the Option Committee consisted of Mr. Goryeb and Mr. Lorimer, directors who resigned during 1999. The Option Committee has the authority to administer the Company's stock option plans and to grant options thereunder. The Option Committee did not meet during 1999.

         Executive Committee. The Executive Committee consists of Messrs. Nicholas, Middleton, and any one other member of the Board of Directors. The Executive Committee did not meet during 1999. The Executive Committee also acts from time to time by unanimous written consent in lieu of meetings.

         1997 Incentive Plan Committee. The 1997 Incentive Plan Committee consists of Messrs. Nicholas and Middleton and has the authority to grant options to eligible employees under the IMC Mortgage 1997 Incentive Plan.

         Other Committees. The Board of Directors may establish other committees as deemed necessary or appropriate from time to time.

         The Company does not have a nominating committee. The functions customarily performed by a nominating committee are performed by the Board of Directors as a whole. Any stockholder who wishes to make a nomination at an annual or special meeting for the election of directors must do so in compliance with the applicable procedures set forth in the Company's Bylaws. The Company will furnish Bylaw provisions upon written request to Kris Hood, Corporate Secretary, at the Company's principal executive offices at 5901 E. Fowler Avenue, Tampa, FL 33617-2362.

DIRECTOR COMPENSATION

         Directors who are not employees of the Company received stock options pursuant to the Directors' Stock Option Plan (the "Directors' Plan"). Messrs. Goryeb and Legler each received ten-year options to purchase 12,932 shares of Common Stock pursuant to the Directors' Plan at $2.35 per share. Mr. Lorimer received ten-year options to purchase 12,932 shares of Common Stock pursuant to the Directors' Plan at $10.00 per share. The Company pays non-employee directors $5,000 per quarter. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No director who is an employee of the Company receives separate compensation for services rendered as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors consists of Messrs. Nicholas, Middleton, and Legler. Mr. Nicholas is an Executive Officer of the Company and Mr. Middleton was an Executive Officer of the Company until November 15, 1999 (See "Executive Compensation"). Mr. Legler is the sole stockholder in Mitchell W. Legler, P.A., who was retained by the Company as its general counsel, until November 15, 1999 (See "General Counsel"). No interlocking relationship exists between the Company's Board of Directors or officers responsible for compensation decisions and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following table sets forth compensation earned, whether paid or deferred, by the Company's Chief Executive Officer and other executive officers whose compensation exceeded $100,000 during the year ended December 31, 1997, 1998 and 1999. Information is provided for each fiscal period during which such persons were Executive Officer's of the Company.


                                                                                                   Long Term
                                                                                                   Compensation Awards
                                                         Annual Compensation                       ------------------------------
                                     ---------------------------------------------------------     Securities         Issuance
                                                                                Other Annual       Underlying            of
Name and Principal Position          Year         Salary         Bonus         Compensation(1)     Options           securities
---------------------------          ----        --------      ---------       ---------------     ----------       -------------
Dennis J. Pitocco, President,        1999        $249,049             --            $9,621              --                --
  Acting Chief Executive Officer,
  Chief Operating Officer and
  Chief Financial Officer

George Nicholas, Chairman            1999         637,533             --           238,757              --                --
  of the Board, Chief                1998         574,750             --            21,676              --                --
  Executive Officer                  1997         522,500      1,567,500           373,344              --                --

Thomas G. Middleton,                 1999         450,826             --           238,757              --                --
  President, Chief Operating         1998         459,800             --            21,676              --                --
  Officer (2)                        1997         418,000      1,254,000           300,575              --                --

Stuart Marvin, Chief                 1999         340,865             --           238,757              --                --
  Financial Officer (2)              1998         330,000             --            21,676              --                --
                                     1997         256,250        300,000           227,638              --                --

-----------------

(1) Represents payments made in cash to Executive Officers for the tax benefit realized by the Company (See "Executive Officer Unregistered Stock Plan") in relation to the issuance of common stock as a part of their annual compensation in 1997, payments for automobile allowances and matching contributions by IMC under the IMC Savings Plan, a defined contribution plan under Section 410(k) of the Internal Revenue Code, as amended, in 1997, 1998 and 1999 and cash paid and to be paid for settlement of employment contracts in 1999.

(2) Compensation for 1999 represents compensation through November 15, 1999, the last day of employment.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTS. No stock options were granted to any executive officer or director of the Company during the year ended December 31, 1998 and 1999. No stock appreciation rights have ever been granted to any executive officers.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES. The following table sets forth information concerning the value of unexercised options held by each of the executive officers at December 31, 1999. No stock options were exercised by any executive officers during the year ended December 31, 1998 and 1999.


                                                   Number of securities         Value of Unexercised
                                                  underlying unexercised      In-the -Money Options at
                                               options at Fiscal Year End/        Fiscal Year End/
                                                      Unexercisable &             Un-exercisable &
                Name                                  Exercisable(1)              Exercisable (1)
                ----                           ---------------------------    ------------------------
         George Nicholas                                   475,732                        $0
         Dennis J. Pitocco                                  40,000                         0
         Thomas G. Middleton                               282,866                         0
         Stuart D. Marvin                                   60,922                         0

(1) Based on the closing price of $0.01 per share of the Common Stock on the OTC Electronic Bulletin Board on December 31, 1999, the last trading day of the Company's fiscal year. All options held by Mr. Nicholas, Mr. Middleton and Mr. Marvin are fully vested and are exercisable. Mr. Pitocco was granted 40,000 options on May 22, 1996, which vested 20% at the end of the end of one year and 1 2/3% per month thereafter.

EMPLOYMENT AGREEMENTS

         The Company during 1999 entered into an employment agreement with Dennis J. Pitocco to be the President, Chief Operating Officer and Chief Financial Officer. Mr. Pitocco's Employment Agreement commenced on November 16, 1999 and terminates on December 31, 2003. The Employment Agreement provides for an annual salary of $250,000 for the year of 2000 and 2001 $187,500 for 2002 and $125,000 for 2003. The Employment Agreement also provides for quarterly bonuses of $25,000 for 2000 and 2001, $18,750 for 2002 and $12,500 for 2003.
Additionally, the employment agreement provides for incentive compensation, which entitles Mr. Pitocco to up to 5% of distributions or redemptions to common stockholders. Mr. Pitocco's employment can be terminated by the Company at any time for "cause" (including material breach of Employment Agreement, certain criminal or intentionally dishonest and misleading acts, and breaches of confidentiality and failure to follow directives of the Board of Directors). If Mr. Pitocco were terminated for cause or voluntarily terminates his employment (in the absence of a Company breach) he would not receive any deferred compensation. Mr. Pitocco is entitled to deferred compensation upon (i) his termination by the Company without cause, (ii) death (iii) voluntary termination by Mr. Pitocco after a material breach by the Company, and (iv) termination after June 1, 2001, for any reason or for no reason,. The amount, if any, of deferred compensation payable to Mr. Pitocco will be his base salary and quarterly bonus for the next twelve months of Employment Agreement. Receipt of deferred compensation is Mr. Pitocco's sole remedy in the event of a wrongful termination by the Company. The Employment Agreement also provides that the Company shall indemnify Mr. Pitocco for any and all liabilities to which he may be subject as a result of his services to the Company.

         The Company had employment agreements with George Nicholas, its Chairman and Chief Executive Officer, Thomas G. Middleton, its President and Chief Operating Officer, and Stuart D. Marvin, its Chief Financial Officer ("Employment Agreements"). In addition to the Employment Agreements described below, in September of 1997, the Board of Directors established the Executive Officer Unregistered Share Plan. See "Executive Officer Unregistered Share Plan" below for the plan description.

         Mr. Nicholas' Employment Agreement commenced on January 1, 1996 and terminated in August 1999. The Employment Agreement provided for an annual salary of $592,000 for the year of 1999. Mr. Nicholas' employment could have been terminated by the Company at any time for "cause" (including material breach of the Employment

Agreement, certain criminal or intentionally dishonest and misleading acts, and breaches of confidentiality and failure to follow directives of the Board). If Mr. Nicholas was terminated for cause or voluntarily terminated his employment (in the absence of a Company breach or a "change of control") he would not have received any deferred compensation. Mr. Nicholas was entitled to deferred compensation upon (i) his termination by the Company without cause, (ii) the Company's failure to renew his Employment Agreement on expiration, (iii) death or disability, (iv) voluntary termination by Mr. Nicholas after a material breach by the Company, and (v) voluntary termination after a "change of control" (defined as any (A) acquisition of 25% or more of the voting power or equity of the Company, (B) change in a majority of the members of the Board excluding any change approved by the Board, or (C) approval by the Company's stockholders of a liquidation or dissolution of the Company, the sale of substantially all of its assets, or a merger in which the Company's stockholders own a minority interest of the surviving entity). The amount, if any, of deferred compensation payable to Mr. Nicholas would be determined at the time of termination equal to the greater of (i) his base salary for the remainder of the then-current term of the Employment Agreement, and (ii) an amount equal to 150% of the highest annualized compensation earned by him during the preceding three years. Receipt of deferred compensation was Mr. Nicholas' sole remedy in the event of a wrongful termination by the Company. Mr. Nicholas' Employment Agreement contained a restrictive covenant prohibiting him, for a period of 18 months following the termination of his employment for any reason, from competing with the Company within the continental United States or from soliciting any employees from the Company who are earning in excess of $50,000 per year. However, this restrictive covenant was not applicable if Mr. Nicholas was terminated without cause or if the Company defaulted in the payment of deferred compensation to Mr. Nicholas or otherwise materially breached the Employment Agreement.

         Mr. Middleton's Employment Agreement commenced on January 1, 1996 and terminated in August 1999. Mr. Middleton's employment agreement contained terms that were substantially the same as those of Mr. Nicholas' Employment Agreement, with the exception that Mr. Middleton's annual salary for the year 1999 was $474,000.

         Mr. Marvin's Employment Agreement, as amended on October 3, 1997, commenced on August 1, 1996 and terminated in August 1999. Mr. Marvin's employment agreement contained terms that are substantially the same as those of Mr. Nicholas' employment agreement, with the exception that Mr. Marvin's annual salary for the year 1999 was $337,500.

         Mr. Nicholas, Mr. Middleton, and Mr. Marvin's Employment Agreements permitted each of them, in conjunction with the sale of certain assets to CitiFinancial Mortgage (See "Business - Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sale of Assets to CitiFinancial Mortgage Company"), to voluntarily terminate their employment with IMC and become entitled to deferred compensation. In order to provide value to IMC creditors and potentially some value to IMC shareholders, Mr. Nicholas, Mr. Middleton and Mr. Marvin entered into mutual general and irrevocable releases with IMC, which releases IMC from the payment of deferred compensation aggregating approximately $8.5 million and certain other claims and obligations, including those in the employment agreements, in consideration for aggregate payments of $300,000 plus an additional payment of $360,000 to be paid over a period of twelve months. Mr. Middleton and Mr. Marvin left the employment of IMC upon the consummation of the sale of certain assets to CitiFinancial Mortgage.

         The employment agreements with Messrs. Nicholas, Middleton and Marvin were terminated in August 1999.

COMPENSATION COMMITTEE REPORT

         The Compensation Committee of the Board of Directors has furnished the following report on executive compensation for inclusion in this Annual Report on Form 10-K:

           Compensation Philosophy. Base salaries and bonus for executive officers shown on the summary compensation table set forth above under "Executive Compensation" were established by employment agreements that were entered into prior to the Company's initial public offering in June of 1996 and if not terminated as described, would have continued through 2001, except in the case of Stuart Marvin, the Company's Chief Financial Officer, whose employment agreement was executed in August of 1996, and amended October 3, 1997, and would have extended through December 31, 2001. The employment agreements are described in more detail above and the Compensation Committee believes that those agreements established base salaries, which were reasonable when compared the Company's industry peers. All of the employment agreements have now been terminated

Long Term Compensation Incentive Plans.

         Employee Stock Option Plan and IMC Mortgage Company 1997 Incentive Plan. The Company had an Employee Stock Option Plan and the IMC Mortgage Company 1997 Incentive Plan ("The Option Plans"). The purpose of The Option Plans was to provide long-term incentive to the Company's key employees. The Compensation Committee believed that The Option Plans were a principal vehicle for motivating management and employees to work toward long-term growth and shareholder value. Consistent with the Company's philosophy of providing incentives to key employees, options under The Employee Stock Option Plan were awarded to a relatively broad base of employees. During 1998 and 1999, no options were awarded under The IMC Mortgage Company 1997 Incentive Plan.

         Executive Officer Unregistered Share Plan .On October 3, 1997, the Board of Directors adopted the Executive Officer Unregistered Share Plan (the "Executive Unregistered Share Plan") pursuant to which each of the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer could have received an annual bonus payable solely in unregistered shares of the Company's Common Stock if the Company achieved at least a ten percent (10%) growth in net income per share for the year then ending over the net income per share for the prior fiscal year. In each case, the bonus would equal the officer's base salary then in effect. The number of unregistered shares issued to each Executive Officer was calculated by dividing the base salary for each Executive Officer by the closing price of the Company's shares on NASDAQ at the end of the year as to which the bonus relates. The Company would "gross-up" each bonus for taxes saved by the Company on the issuance of the shares and taxes may be paid by withholding of shares. The plan also allowed Executive Officers to surrender shares or options for shares of the Company's Common Stock owned by them to satisfy income tax obligations arising from any compensation received from the Company for the calendar year. During 1998 and 1999 no shares were awarded pursuant to this plan.

         Vice-President Unregistered Share Plan .On October 3, 1997, the Board of Directors adopted the Vice-President Unregistered Share Plan pursuant to which certain of the Company's officers could have received an annual bonus payable solely in unregistered shares of the Company's Common Stock. The number of unregistered shares was calculated by dividing the base salary of the employee by the closing price of the Company's shares on NASDAQ at the end of the year as to which the bonus relates. The unregistered shares granted would vest over a period of three years, with one-third vesting immediately and one-third vesting on the last day of each of the next two fiscal years so long as the officer was still employed by the Company on such date. The Company would "gross-up" each bonus for taxes saved by the Company on the issuance of the shares and taxes may be paid by withholding of shares. During 1997, 1998 and 1999 no shares were awarded pursuant to this plan.

         CEO Compensation. George Nicholas, Chairman and Chief Executive Officer, received his option grant from the Company's predecessor, Industry Mortgage Company, L.P., a Delaware limited partnership (the "Partnership") and that grant was approved by all partners of the Partnership. Mr. Nicholas' compensation was pursuant to his employment agreement which commenced on January 1, 1996 and terminated in August 1999, when Mr. Nicholas signed a mutual general and irrevocable release and became employed at will.

                                   IMC MORTGAGE COMPANY COMPENSATION COMMITTEE:

                                   Mitchell W. Legler, Secretary

STOCK PERFORMANCE GRAPH

         The following graph depicts the cumulative total return on the Company's Common Stock compared to the cumulative total return for The Nasdaq Composite Index ("Nasdaq Composite") and the Nasdaq Other Financial Index, a peer group selected by the Company on an industry and line-of-business basis, commencing June 25, 1996 and ending December 31, 1999. The graph assumes an investment of $100 on June 25, 1996, when the Company's stock was first traded in a public market.


                           June 25,    June 28,    September 30,   December 31,    March 31,    June 30,    September 30,
                             1996        1996           1996           1996          1997         1997           1997
                           --------    --------    -------------   ------------    ---------    --------    -------------
IMC Mortgage Company        100.00     109.76         156.10          163.41        143.90       162.24         150.05

NASDAQ Composite            100.00     101.06         104.63          110.10        104.19       122.98         143.76

NASDAQ Other Financial      100.00     100.30         110.53          123.17        128.48       147.44         172.97


                         December 31,   March 31,     June 30,     September 30,   December 31,   March 31,
                             1997         1998          1998            1998           1998         1999
                        ------------   --------      --------     -------------   ------------   --------
IMC Mortgage Company        115.90      130.49        103.05           19.21           2.74         1.52

NASDAQ Composite            133.92      156.55        161.59          144.45         187.00       209.91

NASDAQ Other Financial      193.33      204.04        200.05          165.52         200.87       235.16


                           June 30,     September 30,   December 31,
                             1999           1999           1999
                           --------     -------------   ------------
IMC Mortgage Company          1.02            0.78           0.11

NASDAQ Composite            229.08          234.20         347.04

NASDAQ Other Financial      293.02          214.99         261.02

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 1, 2000, with respect to the beneficial ownership of shares of IMC common stock by (i) each person known by IMC to be the beneficial owner of more than 5% of the outstanding shares of the IMC common stock, (ii) each director and executive officer of IMC and (iii) all of IMC's executive officers and directors, as a group. Unless, otherwise indicated in the footnotes to the table, the beneficial owners named have, to IMC's knowledge, sole voting and dispositive powers with respect to the shares beneficially owned, subject to community property laws where applicable.


NAME AND ADDRESS OF BENEFICIAL OWNER                          SHARES                  PERCENT (1)
------------------------------------                         ---------                -----------
ContiTrade Service Corporation (1)........                   2,174,998                   6.37%
277 Park Avenue
New York, NY 10172

George Nicholas(2)........................                   1,445,645                   4.17%
5901 E. Fowler Avenue
Tampa, FL 33617

Thomas G. Middleton (3)...................                     472,471                   1.37%
5901 E. Fowler Avenue
Tampa, FL 33617

Mitchell W. Legler (4)....................                      80,958                      *
300 A. Wharfside Way
Jacksonville, FL  32207

Dennis J. Pitocco (5).....................                      70,708                      *
5901 E. Fowler Avenue
Tampa, FL 33617

All directors and executive officers
  as a group..............................                   2,069,782                   5.91%

--------------

*   Represents less than one percent (1%)

(1) Source of ownership information: Securities and Exchange Commission Form 13-G filed as an amendment on February 11, 1999. Ownership reported includes 2,159,998 shares of IMC common stock owned by ContiTrade Services Corporation, an affiliate of Continental Grain Company, which represent shared voting and disposition powers. The Form 13-G filing includes 15,000 shares of IMC common stock owned by Paul J. Fribourg, President and Chairman of Continental Grain Company. Mr. Fribourg has sole voting and disposition power over 15,000 shares of IMC common stock and shared voting and disposition power over the 2,159,998 shares of IMC common stock issuable upon exercise of the warrants.

(2) Includes 475,732 shares of IMC common stock issuable upon the exercise of vested options.

(3) Includes 282,866 shares of IMC common stock issuable upon the exercise of vested options.

(4) Includes 74,958 shares of IMC common stock issuable upon exercise of vested options and 6,000 shares of IMC common stock held in his individual retirement account.

(5) Includes 28,708 shares of IMC common stock issuable upon the exercise of vested options.

    The following table sets forth as of March 1, 2000 certain information with respect to the beneficial ownership of shares of Class A preferred stock and Class C exchangeable preferred stock of IMC by each person known by IMC to be the beneficial owner of the outstanding shares of each such class of preferred stock which, in the case of beneficial ownership by the Greenwich Funds, is based on information furnished to IMC by GSCP. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of IMC based, in the case of the Greenwich Funds, on information disclosed to it by GSCP, sole voting and dispositive powers with respect to the shares beneficially owned:


                                                         Shares of           Percentage            Shares of           Percentage
    Name and Address                                Class A Preferred        Outstanding       Class C Preferred      Outstanding
    ----------------                                -----------------        -----------       -----------------      -----------
    Greenwich Street Capital Partners II,
       L.P.....................................            357,736             71.5472%           21,250.1963          89.4340%
    Greenwich Fund, L.P........................             12,118              2.4236%              729.8322           3.0295%
    GSCP Offshore Fund, L.P....................              7,458              1.4916%              443.0193           1.8645%
    Greenwich Street Employees Fund, L.P. .....           20,924.8              4.1850%            1,242.9728           5.2312%
    TRV Executive Fund, L.P....................            1,763.2              0.3526%              104.7374           0.4408%
    Traveler Casualty and Surety
       Company.................................            100,000              20.000%                     0                0%

    The Greenwich Funds hold shares of Class C exchangeable preferred stock of IMC, which after March 31, 1999 are exchangeable for shares of Class D preferred stock, having voting rights equivalent to approximately 40% of the voting power of the Company. In addition, the Greenwich Funds have the right to exchange their right to receive payment of the loan under the $38 million Greenwich Funds loan agreement for additional shares of Class C exchangeable preferred stock of Class D Preferred stock representing an additional 50% of the voting power of the Company. Accordingly, if the Greenwich Funds were to exchange their Class C exchangeable preferred stock for Class D preferred stock and exercise their exchange option under the loan facility, they would hold shares of Class C and/or Class D preferred stock representing approximately 90% of the voting power of the Company, which would permit the Greenwich Funds over time to effect a change in control of the Company. In addition, if the Class D preferred stock constitutes a majority of the voting power of the issued and outstanding capital stock of IMC, then the number of directors constituting the Board of Directors shall be adjusted to permit the holders of Class D preferred stock, voting separately as one class, to elect a majority of the Board of Directors of IMC and a special meeting of shareholders shall be called to permit such election.

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

IMC ASSOCIATES

         IMC Associates, Inc. ("IMC Associates") leased certain skybox suites in various arenas for professional sporting events. The Company has purchased tickets for sporting events from IMC Associates for an aggregate amount equal to the annual lease cost of the skyboxes. IMC Associates is owned by George Nicholas, the Chairman of the Board and Chief Executive Officer of the Company. During 1999, IMC defaulted on its obligation to purchase tickets from IMC Associates and no longer will acquire tickets to sporting events.

GENERAL COUNSEL

         The Company had a retention agreement with Mitchell W. Legler, P.A., which is solely owned by Mr. Legler who served as the Company's general counsel until November 15, 1999. Mr. Legler is also a member of the Company's board of directors. IMC paid Mr. Legler's law firm under the retention agreement approximately $32,500 per month through November 15, 1999 for Mr. Legler's services as general counsel. In addition Mitchell W. Legler, P.A. was entitled to a contingent cash fee for acting in the primary role in identifying potential acquisition candidates and in analyzing, negotiating, and closing acquisitions of other non-conforming lenders and strategic alliances with other non-conforming lenders. The contingent fees were based on a percentage of the expected increase in IMC's earnings per share resulting from an acquisition or strategic alliance based on the first year following the closing of the acquisition and based on the first three years following the closing of a strategic alliance.

         The contingency fees were capped at $750,000 in cash on a running two-year average. Any contingency fees earned in excess of the cash cap were to be paid in unregistered shares of the average of $550,000 in value of such shares. During 1999, the Company completed no acquisitions.

         Mr. Legler's retention agreement permitted, in conjunction with the sale of certain assets to CitiFinancial (See "Business - Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discussion of Sale of Assets to CitiFinancial Mortgage Company") to voluntarily terminate his agreement with IMC and become entitled to deferred compensation. In order to provide value to IMC creditors and potentially some value to IMC shareholders, Mr. Legler entered into a mutual general and irrevocable release with IMC, which releases IMC from the payment of deferred compensation aggregating approximately $1.5 million and certain other claims and obligations, including those in the retention agreements, in consideration for an aggregate payment of $100,000 plus an additional payment of $60,000 to be paid over a period of six months.

         At the request of IMC, Mitchell W. Legler, P.A. has entered into a one year agreement with the Company to complete the approximately 300 tax returns required to be filed by IMC for the period ended December 31, 1999 and provide assistance in compiling information to assist in completing the required Securities and Exchange Commission's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The one year agreement requires a monthly payment of approximately $22,000 and may be terminated by either party upon 30 days written notice.

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

         (b)     Reports filed on Form 8-K.

                 On November 24, 1999, the Company filed a current Report on Form 8-K to announce the Company shareholders' had approved, on November 12, 1999, the sale of the Company's mortgage loan servicing business and substantially all of its mortgage loan origination business to CitiFinancial Mortgage Company and such transaction was consummated on November 15, 1999.

                 On July 22, 1999, the Company filed a Current Report on Form 8-K to report that the company had entered into an Asset Purchase Agreement with CitiFinancial Mortgage Company.

                 On May 27, 1999, the Company filed a Current Report on Form 8-K to report that the Company had entered into a Note Purchase and Amendment Agreement with the Greenwich Funds.

                 On March 3, 1999, the Company filed a Current Report on Form 8-K to announce the Company had entered into an Agreement and Plan of Merger ("the Merger Agreement") with Greenwich Street.

                 On February 26, 1999 the Company filed a Current Report on Form 8-K with respect to the Current Report on Form 8-K filed February 23, 1999.

                 On February 23, 1999, the Company filed a Current Report on Form 8-K to announce the Company had appointed Grant Thornton L.L.P. the independent accounting firm to audit the financial statements of the Company for the year ended December 31, 1998 and dismissed PricewaterhouseCoopers LLP.

                 On December 3, 1998, the Company filed a Current Report on
                 Form 8-K to announce the Company had entered into a non-binding letter of intent with Greenwich Street Capital Partners II, L.P. ("Greenwich Street") on November 27,1998 whereby Greenwich Street would invest sufficient additional equity in the Company and arrange for credit facilities to permit the Company to repay in full its existing bank loans and credit facilities, and Greenwich Street would obtain newly issued stock equal to 95% of the total outstanding equity interest of the Company on a diluted basis, leaving existing common shareholders with 5% of the outstanding equity.

                 On October 21, 1998, the Company filed a Current Report on Form 8-K to announce an agreement for a $33 million standby revolving credit facility to provide working capital.

         (c)     Exhibits.
                 See (a) (3) above.

         (d)     Financial statement schedule.
                 See (a) (2) above.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized.

Dated: March 30,2000
                                      IMC MORTGAGE COMPANY


                                    By          /s/ DENNIS J. PITOCCO
                                      -----------------------------------------
                                                   DENNIS J. PITOCCO,
                                      PRESIDENT, ACTING CHIEF EXECUTIVE OFFICER,
                                                CHIEF OPERATING OFFICER
                                              AND CHIEF FINANCIAL OFFICER


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.


               SIGNATURE                                        TITLE
               ---------                                        -----
      /s/ MITCHELL W. LEGLER                                  Director
-------------------------------------
        (MITCHELL W. LEGLER)


      /s/ THOMAS G. MIDDLETON                                 Director
-------------------------------------
        (THOMAS G. MIDDLETON)


       /s/ DENNIS J. PITOCCO                                  Director
-------------------------------------
         (DENNIS J. PITOCCO)

                                  EXHIBIT INDEX

         Unless otherwise indicated, all Exhibits are incorporated by reference to the same exhibit to the Company's Registration Statement of Form S-1 declared effective by the Securities and Exchange Commission on June 25,1996 (Registration No. 333-3954).

2.1 - Pre-IPO Agreement between the Partnership, the General Partners and each Limited Partner.
3.1     - Articles of Incorporation of the Registrant, as amended
3.2     - Bylaws of the Registrant, as amended.
3.3 - Amended and Restated Articles of Amendment Designating the Preferences, Rights and Limitations of Class A Preferred Stock, Class B Preferred Stock, Class C Exchangeable Preferred Stock and Class D Preferred Stock of the Company, incorporated by reference to the Registrant's Current Report on Form 8-K dated October 15, 1998.
4.1     - Specimen of Certificate for Common Stock.
4.2 - Indenture Agreement between the Partnership and ContiTrade Services Corporation.
4.3     - Substitution Agreement between the Partnership and ContiTrade
          Services Corporation.
4.4     - Incentive Plan of the Company and related assumption agreements.
4.5 - Outside Directors' Option Plan of the Company and related assumption agreements.
4.6     - Form of Common Stock Warrant issued to ContiTrade Services
          Corporation.
4.7 - Form of Stock Purchase Warrant issued to German American Capital Corporation, incorporated reference to the Registrant's Current Report on Form 8-K dated October 15, 1998.
10.1 - Employment Agreement dated January 1, 1996 between the Partnership and George Nicholas, as amended.
10.2 - Employment Agreement dated January 1, 1996 between the Partnership and Thomas G. Middleton, as amended.
10.3 - Employment Agreement dated January 1, 1996 between the Partnership and David MacDonald.
10.4    - Lease Agreements between the Partnership and CLW Realty Asset Group,
          Inc.
10.5    - Share Subscription and Shareholders' Agreement between the
          Partnership and Foxgard Limited, Financial Security Assurance Holdings, Inc. and Preferred Mortgages Limited.
10.6 - Transfer Agreement between the Partnership and Curzon Equity Finance Corporation Limited, Preferred Mortgages Limited, Rotch Property Group Limited, Foxgard Limited and Financial Security Assurance Holdings, Inc.
10.7 - Side letter relating to the Share Subscription and Shareholders' Agreement between the Partnership and Foxgard Limited, Financial Security Assurance Holdings, Inc. and Preferred Mortgage Limited.
10.8 - Asset Purchase Agreement and Plan of Reorganization between the Partnership, IMC Acquisition, Inc., Mortgage Central Corp. and the shareholders of Mortgage Central Corp.
10.9 - Registration Rights Agreement between the Partnership and the shareholders of Mortgage Central Corp.
10.10 - Investment Banking Services Agreement between the Partnership and ContiTrade Services Corporation.
10.11 - Standby Facility Agreement between the Partnership and ContiTrade Services Corporation and Supplement hereto.
10.12 - Amended and Restated Loan and Security Agreement between the Partnership and ContiTrade Services Corporation.
10.13   - Secured Note from the Partnership to ContiTrade Services
          Corporation.
10.14 - Amended and Restated Custodial Agreement among the Partnership, ContiTrade Services Corporation and Bank of Boston.
10.15 - 1995 Agreement between the Partnership and ContiTrade Services Corporation.
10.16 - Assignment, Assumption and Consent Agreement among the Partnership, ContiTrade, ContiTrade Services LLC and First National Bank of Boston.
10.17 - Master Repurchase Agreement Governing Purchase and Sales of Mortgage Loans between the Partnership and Nomura Asset Capital Corporation and related Power of Attorney.
10.18 - Master Repurchase Agreement between the Partnership and Nomura Securities International, Inc.

10.19   - Global Master Repurchase Agreement between the Partnership and
          Nomura Grand Cayman, Ltd.
10.20 - Custodial Agreement among the Partnership, the First National Bank of Boston and Nomura Asset Capital Corporation.
10.21   - Loan and Security Agreement between the Partnership and First
          National Bank of Boston and amendments thereto.
10.22 - Interim Loan and Security Agreement between the Partnership and National Westminster Bank PLC, New York Branch.
10.23 - Custodial Agreement among the Partnership, National Westminster Bank PLC and First National Bank of Boston.
10.24   - Promissory Note between the Partnership and Lakeview Savings Bank.
10.25 - Security Agreement Collateralizing Promissory Note between the Partnership and Lakeview Savings Bank.
10.26 - Master Repurchase Agreement among the Partnership and Bear Stearns Home Equity Trust 1996-1.
10.27 - Custody Agreement among the Partnership, IMC Corporation of America, Bear Stearns Home Equity Trust 1996-1 and Bank of Boston.
10.28 - Warehousing Credit and Security Agreement among the Partnership, IMC Corporation of America and Residential Funding Corporation, as amended.
10.29 - Custodial Agreement among the First National Bank of Boston, the Partnership, IMC Corporation of America and Residential Funding Corporation.
10.30 - Loan and Security Agreement between the Partnership and Approved Financial Corp., Approved Residential Mortgage, Inc. and Armada Residential Mortgage, LLC
10.31 - Loan and Security Agreement between the Partnership and Mortgage Central Corp.
10.32   - Custodial Agreement among the Partnership, Mortgage Central Corp.
          and the First National Bank of Boston.
10.33 - Custodial Agreement among the Partnership, American Industrial Loan Association, Approved Residential Mortgage, Inc., Armada Residential Mortgage, LLC and the First National Bank of Boston.
10.34 - Employment Agreement dated August 1, 1996 between the Registrant and Stuart D. Marvin, incorporated by reference to the Registrant's Current Report on Form 8-K dated October 21, 1998.
10.35 - Asset Purchase Agreement and Plan of Reorganization between the Registrant, Mortgage America, Inc. and the shareholders of Mortgage America, Inc., incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.
10.36 - First Amendment to the Asset Purchase Agreement and Plan of Reorganization between the Company, Mortgage America, Inc. and the shareholders of Mortgage America, Inc., incorporated by reference to the same exhibit to the Company's Registration Statement on From S-1 (Registration No. 33-21823) filed by the Company with the Commission.
10.37 - Form of Registration Rights Agreement between the Company and the Shareholders of Mortgage America, Inc., incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.
10.38 - Agreement and Plan of Reorganization between the Company, CWB Acquisitions, Inc., CoreWest Banc and the shareholders of CoreWest Banc, incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.
10.39 - Registration Rights Agreement between the Company and the shareholders of CoreWest Banc., incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.
10.40 - Form of Amended and Restated Loan Agreement between the Company, the Partnership, IMC Corporation of America and Nomura Asset Capital Corporation, incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.
10.41   - Form of Custodial Agreement between the Company, the Partnership,
          IMC Corporation of America, Nomura Asset Capital Corporation and LaSalle National Bank, incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.
10.42   - Form of Loan and Security Agreement among the Company, the
          Partnership and The First National Bank of Boston, incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.
10.43 - Form of Asset Purchase Agreement between the Company, American Mortgage Reduction, Inc., and the Shareholders of American Mortgage Reduction, Inc., incorporated by reference to the same exhibit tot the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.
10.44 - Form of Asset Purchase Agreement between the Company and Equity Mortgage Co., Inc- Employment Agreement dated as of January 1, 1997 between the Registrant and Mark J. Greenberg, incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.
10.45 - Employment Agreement dated as of January 1, 1997 between the Company and Equity Mortgage Co., Inc., incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No 33-21823) filed by the Company with the Commission.
10.46 - Form of Warehouse Security Agreement among the Company, the Partnership and GE Capital Mortgage Services, Inc., incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.
10.47   - Form of Warehouse Credit Agreement among the Company, the
          Partnership and GE Capital Mortgage Services, Inc., incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-21823) filed by the Company with the Commission.
10.48 - Loan and Security Agreement among the Company, IMC Corporation of America, the Partnership, IMC Investment Corp., CoreWest Banc and Paine Webber Real Estate Securities Inc., incorporated by reference to the same exhibit to the Company's Registration Statement on Form S-1 (Registration No 33-21823) filed by the Company with the Commission.
10.49 - IMC Mortgage Company 1997 Incentive Plan, incorporated by reference to the Company's Proxy Statement dated June 12, 1997.
10.50 - IMC Mortgage Company Executive Officer Unregistered Stock Plan, incorporated by reference to the Company's Annual Report on Form 10K for the year ended December 31, 1997.
10.51 - IMC Mortgage Company Vice President Unregistered Stock Plan, incorporated by reference to the Company's Annual Report on Form 10K for the year ended December 31, 1997.
10.52 - First Amendment to Employment Agreement dated August 1, 1996 between the Registrant and Stuart D. Marvin, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
10.53 - Letter Agreement dated October 15, 1998 between BankBoston, N.A. and the Company regarding a Line of Credit, incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.
10.54 - Forbearance and Intercreditor Agreement dated as of October 12, 1998 among the Company, BankBoston, N.A., Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.
10.55 - Intercreditor Agreement dated as of October 12, 1998 among the Company, Bear Stearns Home Equity Trust, Bear Stearns International Limited, Greenwich Fund, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.
10.56 - Intercreditor Agreement dated as of October 12, 1998 among the Company, Paine Webber Real Estate Securities, Inc., Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.
10.57 - Intercreditor Agreement dates as of October 12, 1998 among the Company, German American Capital Corporation, Aspen Funding Corp., Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.
10.58 - Loan Agreement dated as of October 12, 1998 among the Company, Greenwich Street Capital Partners IIL.P. Greenwich Fund, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.

10.59 - Borrower Security Agreement dated as of October 12, 1998 among the Company, Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P. and Greenwich Street Capital Partners II L.P., as collateral agent incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.
10.60 - Registration Rights Agreement among the Company, Greenwich Street Capital Partners II L.P>, Greenwich Fund, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1998.
10.61   - Letter of intent dated November 27, 1998 between the Company and
          GSCP, Inc., incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated November 27, 1998.
10.62 - Agreement and Plan of Merger as of February 19, 1999 among the Company, Greenwich Street Capital Partners II L.P. and IMC 1999 Acquisition Co., Inc. incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated February 19, 1999.
10.63 - Amendment No. 1 dated as of February 11, 1999 to the Loan Agreement dated as of October 12, 1998 among the Company, Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Funds, L.P. incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated February 19, 1999.
10.64   - Amendment No 1 dated as of February 11, 1999 to the Borrower
          Security Agreement dated as of October 12, 1998 among the Company, Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P. and Greenwich Street Capital Partners II L.P., as collateral agent, incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated February 19, 1999.
10.65 - Amended and Restated Intercreditor Agreement dated as of February 17, 1999 among the Company, Bear Stearns Home Equity Trust, Bear Stearns International Limited, Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated February 19, 1999.
10.66   - Amended and Restated Intercreditor Agreement dated as of February
          17, 1999 among the Company, Paine Webber Real Estate Securities, Inc., Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated February 19, 1999.
10.67   - Amended and Restated Intercreditor Agreement dated as of February
          17, 1999 among the Company, German American Capital Corporation, Aspen Funding Corp., Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated February 19, 1999.
10.68 - Amended and Restated Forbearance and Intercreditor Agreement dated as of February 17, 1999 among the Company, Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated February 19, 1999.
10.69   - Amended and Restated Intercreditor Agreement dated as of February
          17, 1999 among the Company, Paine Webber Real Estate Securities, Inc., Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated February 19, 1999.
10.70   - Amended and Restated Intercreditor Agreement dated as of February
          17, 1999 among the Company, German American Capital Corporation, Aspen Funding Corp., Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated February 19, 1999.
10.71 - Amended and Restated Forbearance and Intercreditor Agreement dates as of February 17, 1999 among the Company, Greenwich Street Capital Partners II L.P., Greenwich Fund L.P. and GSCP Offshore Fund, L.P., incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated February 19, 1999.
10.72   - Acquisition Agreement dated as of February 19, 1999 among the
          Company, Greenwich Street Capital

          Partners II L.P., Greenwich Fund L.P., GSCP Offshore Funds L.P., Greenwich Street Employees Fund, L.P. and TRV Executive Fund, L.P., incorporated by reference to the same exhibit to the Company's Annual Report on Form 10K for the year ended December 31, 1998.
10.73   - Commitment Letter re: Amended and Restated Loan Agreement dated
          March 31, 1999 among the Company, Greenwich Street Capital Partners L.P., Greenwich Fund L.P., GSCP Offshore Fund L.P., Greenwich Street Employees Fund, L.P. and TRV Executive Fund, L.P., incorporated by reference to the same exhibit to the Company's Annual Report on Form 10K for the year ended December 31, 1998.
10.74 - Note Purchase and Amendment Agreement dated as of May 18, 1999 among the Company, Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P. and Greenwich Street Capital Partners II L.P., as collateral agent, incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated May 18, 1999.
10.75 - Amendment No. 2 dated as of April 19, 1999 to the Borrower Security Agreement dated as of October 12, 1998 among the Company, Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P. and Greenwich Street Capital Partners II L.P., as collateral agent, incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated May 18, 1999.
10.76 - Amendment No. 3 dated as of May 20, 1999 to the Borrower Security Agreement dated as of October 12, 1998 among the Company, Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P. and Greenwich Street Capital Partners II L.P., as collateral agent, incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated May 18, 1999.
10.77 - Reimbursement Agreement dated as of May 20, 1999 between the Company and Greenwich Street Capital Partners II L.P., incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated May 18, 1999.
10.78   - Asset Purchase Agreement dated as of July 13, 1999 between the
          Company and CitiFinancial Mortgage Company, incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated July 13, 1999.
10.79   - Note Purchase and Amendment Agreement No. 2 dated as of June 18,
          1999 among the Company, Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P. and GSCP Offshore Fund, L.P. and Greenwich Street Capital Partners II L.P., as collateral agent, incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated July 13, 1999.
10.80   - Note Purchase and Amendment Agreement No. 3 dated as of July 16,
          1999 among the Company, Greenwich Street Capital Partners II L.P., Greenwich Fund, L.P., GSCP Offshore Fund, L.P., Greenwich Street Employee Fund L.P. and TRV Executive Fund, L.P. and Greenwich Street Capital Partners II L.P., as collateral agent, incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated July 13, 1999.
10.81 - Second Amended and Restated Intercreditor Agreement, dated as of November 10, 1999, between IMC Mortgage Company, Greenwich Street Capital Partners II, L.P., Greenwich Fund, L.P., GSCP Offshore Fund, L.P., Greenwich Street Employees Fund, L.P., TRV Executive Fund, L.P., and Paine Webber Real Estate Securities Inc. incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated November 15, 1999.
10.82 - Second Amended and Restated Intercreditor Agreement, dated as of November 10, 1999, between IMC Mortgage Company, Greenwich Street Capital Partners II, L.P., Greenwich Fund, L.P., GSCP Offshore Fund, L.P., Greenwich Street Employees Fund, L.P., TRV Executive Fund, L.P., and German American Capital Corporation incorporated by reference to the same exhibit to the Company's Current Report on Form 8-K dated November 15, 1999.
10.83 - Second Amended and Restated Intercreditor Agreement, dated as of November 10, 1999, between IMC Mortgage Company, Greenwich Street Capital Partners II, L.P., Greenwich Fund, L.P., GSCP Offshore Fund, L.P., Greenwich Street Employees Fund, L.P., TRV Executive Fund, L.P., and Bear Stearns Home Equity Trust, Bear, Stearns International Limited, and any of their affiliates which are or become party thereto, incorporated by reference to the same exhibit to the Company's Current Form 8-K dated November 15, 1999.
10.84 - Second Amended and Restated Intercreditor Agreement, dated as of November 10, 1999, between IMC Mortgage Company, Greenwich Street Capital Partners II, L.P., Greenwich Fund, L.P., GSCP Offshore Fund

          L.P., and TRV Executive Fund, L.P., incorporated by reference to the same exhibit to the Company's Current Form 8-K dated November 15, 1999.
10.85 - Intercreditor Agreement, dated as of November 10, 1999, between IMC Mortgage Company, Greenwich Street Capital Partners II, L.P., Greenwich Fund, L.P., GSCP Offshore Fund, L.P., Greenwich Street Employees Fund, L.P., TRV Executive Fund, L.P., Neal Henschel and Jeffrey M. Henschel, incorporated by reference to the same exhibit to the Company's Current Form 8-K dated November 15, 1999.
10.86 - Employment Agreement, dated as of November 1, 1999, between IMC Mortgage Company and Dennis J. Pitocco, incorporated by reference to the same exhibit to the Company's Current Form 8-K dated November 15, 1999.
10.87 - Delinquency and Servicing Advance Purchase Agreement, dated as of November 15, 1999, between IMC Mortgage Company and CitiFinancial Mortgage Company, incorporated by reference to the same exhibit to the Company's Current Form 8-K dated November 15, 1999.
11.1 - Statement re computation of earnings per share (See Note 2 of the Notes to the Consolidated Financial Statements).
16.1    - Letter dated April, 1996 from Deloitte & Touche, LLP to the Company.
16.2 - Letter from PricewaterhouseCoopers, L.L.P. to the Securities and Exchange Commission dated February 25, 1999, incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K/A dated February 16, 1999.
21.1    - Subsidiaries of the Registrant*.
27.1    - Financial Data Schedule*.
99.1    - Third Amended and Restated Agreement of Limited Partnership.

----------------

         Confidential treatment granted with respect to certain provisions.

         * Filed as an exhibit hereto.