Form 10-Q
period 2000-03-31
IMC MORTGAGE CO
filed 2000-05-15
CIK 1012623

                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of
    1934 for the quarterly period ended March 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                          Commission file No. 333-3954

                              IMC MORTGAGE COMPANY
               --------------------------------------------------
               (Exact name of issuer as specified in its Charter)

                Florida                                    59-3350574
    -------------------------------                 ----------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                 identification number)

                              5901 E. FOWLER AVENUE
                              TAMPA, FLORIDA 33617
                    ----------------------------------------
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (813) 984-8801

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of each Class:                                 Outstanding at May 12, 2000
--------------------------------------               ---------------------------
Common Stock, par value $.01 per share               34,157,380

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of
            March 31, 2000 and December 31, 1999                            1

         Consolidated Statements of Operations
            for the three months ended March 31, 2000
            and March 31, 1999                                              2

         Consolidated Statements of Cash Flows
            for the three months ended March 31, 2000
            and March 31, 1999                                              3

         Notes to Consolidated Financial Statements                         4

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 23

Item 2.  Changes in Securities                                             24

Item 3.  Defaults Upon Senior Securities                                   24

Item 4.  Submission of Matters to a Vote of Security Holders               24

Item 5.  Other Information                                                 24

Item 6.  Exhibits and Reports on Form 8-K                                  24

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                          PART I. FINANCIAL INFORMATION

                                                            March 31,      December 31,
                           ASSETS                              2000            1999
                                                           -----------     ------------
                                                           (Unaudited)
Cash and cash equivalents (See Note 1)                      $  44,644       $  54,318
Accrued interest receivable                                     2,146           5,798
Accounts receivable                                            10,485          30,884
Mortgage loans held for sale, net                              89,330         377,494
Interest-only and residual certificates                       145,798         161,372
Other assets                                                    9,144          11,560
                                                            ---------       ---------
  Total assets                                              $ 301,547       $ 641,426
                                                            =========       =========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Warehouse finance facilities                             $ 107,198       $ 419,743
   Term debt                                                  262,202         272,373
   Notes payable                                               13,105          12,974
   Accounts payable and accrued liabilities                    14,517          11,308
   Accrued interest payable                                    12,150          12,204
                                                            ---------       ---------
      Total liabilities                                       409,172         728,602
                                                            ---------       ---------
Commitments and contingencies (Note 6)

Redeemable preferred stock (redeemable at
  maturity at $100 per share and, under certain
  circumstances, upon a change in control)                     41,017          40,280
                                                            ---------       ---------

Stockholders' deficit:
Common stock, par value $.01 per share; 50,000,000
  authorized; 34,157,380 shares issued and outstanding            342             342
Additional paid-in capital                                    251,937         251,937
Accumulated deficit                                          (400,921)       (379,735)
                                                            ---------       ---------
  Total stockholders' deficit                                (148,642)       (127,456)
                                                            ---------       ---------

  Total liabilities and stockholders' deficit               $ 301,547       $ 641,426
                                                            =========       =========

           See accompanying notes to Consolidated Financial Statements

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                          For the Three Months
                                                             Ended March 31,
                                                   --------------------------------
                                                        2000               1999
                                                   ------------       -------------
Revenues:
   Gain on sales of loans                           $      3,941       $     18,111
                                                    ------------       ------------

Warehouse interest income                                  3,568             20,629
   Warehouse interest expense                             (3,430)           (14,474)
                                                    ------------       ------------
       Net warehouse interest income                         138              6,155
                                                    ------------       ------------

   Servicing fees                                             --             13,172
   Other                                                     716              7,645
                                                    ------------       ------------
       Total servicing fees and other                        716             20,817
                                                    ------------       ------------

       Total revenues                                      4,795             45,083
                                                    ------------       ------------
Expenses:
   Compensation and benefits                                 469             29,350
   Selling, general and administrative                     7,782             23,425
   Other interest expense                                  3,489              8,884
   Market valuation adjustment                             8,603                 --
   Interest expense - Greenwich Funds                      4,551              7,880
                                                    ------------       ------------
       Total expenses                                     24,894             69,539
                                                    ------------       ------------

Loss before provision for income taxes                   (20,099)           (24,456)
Provision for income taxes                                   350              4,286
                                                    ------------       ------------

Net loss                                            $    (20,449)      $    (28,742)
                                                    ============       ============

Net loss per common share:
   Basic                                            $      (0.62)      $      (0.86)
                                                    ============       ============
   Diluted                                          $      (0.62)      $      (0.86)
                                                    ============       ============
Weighted average number of shares outstanding:
   Basic                                              34,157,380         34,221,718
   Diluted                                            34,157,380         34,221,718

           See accompanying notes to Consolidated Financial Statements

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                               For the Three Months
                                                                                  Ended March 31,
                                                                            -------------------------
                                                                               2000            1999
                                                                            ---------       ---------
Cash flows from operating activities:
   Net loss                                                                 $ (20,449)      $ (28,742)
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
     Interest expense - Greenwich Funds                                            --           5,500
     Depreciation and amortization                                                 --           7,220
     Other                                                                        131              63
     Net change in operating assets and liabilities:
       Decrease in mortgages loans held for sale, net                         288,164         197,990
       Decrease in accrued interest receivable                                  3,652           1,167
       Decrease in interest-only and residual certificates                     15,574          23,008
       Decrease (increase) in other assets                                      2,416          (1,550)
       Decrease (increase) in accounts receivable                              20,399          (4,214)
       Decrease in income tax receivable                                           --           4,144
       (Decrease) increase in accrued interest payable                            (54)          2,371
       Increase (decrease) in accounts payable and accrued liabilities          3,209          (2,570)
                                                                            ---------       ---------
           Net cash provided by operating activities                          313,042         204,387
                                                                            ---------       ---------
Investing activities:
   Investment in joint venture                                                     --            (556)
   Purchase of property, furniture, fixtures, and equipment                        --            (336)
                                                                            ---------       ---------
     Net cash used in investing activities                                         --            (892)
                                                                            ---------       ---------
Financing activities:
   Net repayments on warehouse facilities                                    (312,545)       (190,870)
   Term debt borrowings                                                            --           4,126
   Term debt repayments                                                       (10,171)        (12,726)
                                                                            ---------       ---------
           Net cash used in financing activities                             (322,716)       (199,470)
                                                                            ---------       ---------

Net increase (decrease) in cash and cash equivalents                           (9,674)          4,025
Cash and cash equivalents, beginning of period                                 54,318          15,454
                                                                            ---------       ---------
Cash and cash equivalents, end of period                                    $  44,644       $  19,479
                                                                            =========       =========
Supplemental disclosure cash flow information:
       Cash paid during the period for interest                             $  11,524       $  22,817
                                                                            =========       =========
       Cash paid during the period for taxes                                $      66       $     142
                                                                            =========       =========

           See accompanying notes to Consolidated Financial Statements

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

1.     ORGANIZATION AND BASIS OF PRESENTATION:

       Prior to November 15, 1999, IMC Mortgage Company and its wholly-owned subsidiaries (the "Company" or "IMC") purchased and originated mortgage loans made to borrowers who may not have otherwise qualified for conventional loans for the purpose of securitization and whole loan sale. Prior to 1999, the Company typically securitized these mortgages into the form of a Real Estate Mortgage Investment Conduit ("REMIC") or owner trust. During 1999 and the three months ended March 31, 2000, the Company sold loans on a whole loan sale basis.

       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in the accompanying consolidated financial statements.

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

       Since November 15, 1999, substantially all the Company's cash and cash equivalents have been restricted by escrow agreements on behalf of certain creditors or pursuant to the second amended and restated intercreditor agreements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 3 of Notes to Consolidated Financial Statements included therein.

       Certain reclassifications have been made to the presentations to conform to current period presentations.

       SALE OF CERTAIN ASSETS TO CITIFINANCIAL MORTGAGE COMPANY

       As described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, on November 15, 1999 the Company sold its mortgage servicing rights related to mortgage loans which had been securitized, its mortgage loan origination business and real property consisting of its Tampa, Florida headquarters building and its leased facilities at its Ft. Washington, Pennsylvania, Cherry Hill, New Jersey and Cincinnati, Ohio office locations to CitiFinancial Mortgage Company ("CitiFinancial Mortgage"), an indirectly

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

       wholly-owned subsidiary of Citigroup Inc.

       After the sale of assets to CitiFinancial Mortgage, the Company has essentially no ongoing operating business, but will continue to own assets consisting primarily of cash, accounts receivable, mortgage loans held for sale, interest-only and residual certificates and other assets that are pledged as collateral for the warehouse finance facilities and term debt. The assets remaining after the sale of assets to CitiFinancial Mortgage will be either held or sold by the Company to attempt to realize the maximum value for these assets and to repay its obligations, including the warehouse finance facilities and term debt.

       There can be no assurance that the Company will be able to maximize the value of its remaining assets and have adequate proceeds and resources to satisfy its creditors and provide any value to the Company's shareholders or that the Company will not seek bankruptcy protection in the future.

2.     RECENT ACCOUNTING PRONOUNCEMENTS:

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative was designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions designed to hedge changes in the fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The ineffective portion of hedges will be recognized in current-period earnings. The Company has no present plans to engage in hedging activities and does not anticipate that the adoption of SFAS 133 will have a material impact on the Company's statement of operations or balance sheet.

3.     EARNINGS PER SHARE:

       In February 1997, the FASB issued SFAS No. 128 "Earnings per Share" ("SFAS 128"), which became effective for the Company for reporting periods ending after December 15, 1997. Under the provisions of SFAS 128, basic earnings per share is determined by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of shares outstanding. Diluted earnings per share, as defined by SFAS 128, is computed assuming all dilutive potential common shares were issued.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

       Amounts used in the determination of basic and diluted earnings per share are shown in the table below:


                                                          For the Three Months Ended
                                                                  March 31,
                                                       -------------------------------
                                                           2000               1999
                                                       ------------       ------------
                                                      (in thousands, except share data)
       Net loss                                        $    (20,449)      $    (28,742)
       Less accretion of preferred stock                       (737)              (737)
                                                       ------------       ------------
       Net loss available to common stockholders       $    (21,186)      $    (29,479)
                                                       ============       ============
       Weighted average common shares outstanding        34,157,380         34,221,718
                                                       ============       ============

       For the three months ended March 31, 2000 and 1999, there were no adjustments for stock warrants, stock options, contingently issuable shares and convertible preferred stock in computing the diluted weighted average number of shares outstanding as their effect was antidilutive.

4.     WAREHOUSE FINANCE FACILITIES, TERM DEBT AND NOTES PAYABLE:

       Warehouse Finance Facilities and Term Debt

       As described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, on November 15, 1999 the Company consummated the sale of its mortgage loan servicing business, substantially all of its mortgage loan origination business and certain other assets to CitiFinancial Mortgage. Simultaneously, the Company entered into second amended and restated intercreditor agreements with Paine Webber Real Estate Securities, Inc. ("Paine Webber"), Bear Stearns Home Equity Trust ("Bear Stearns"), and Aspen Funding Corp. and German American Capital Corporation, subsidiaries of Deutsche Bank of North American Holding Corp ("DMG") (collectively, the "Significant Lenders") and Greenwich Street Capital Partners II, L.P. and certain of its affiliates (the "Greenwich Funds").

       Under these agreements, the lenders agreed to keep their respective facilities in place so long as the obligations owed to those lenders are repaid in accordance with the terms of these agreements and certain events of default as described in these agreements do not occur. Each of the Significant Lenders and the Greenwich Funds has indicated that they will not make any additional advances under their facilities.

       In addition, the second amended and restated intercreditor agreements described above provide a mechanism for the Company's principal secured creditors who are parties to the intercreditor agreements to release to the Company for its working capital needs a portion of the monthly receipts from the interest-only and residual certificates serving as collateral for those lenders' loans.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

       At March 31, 2000, the Company had no available credit facilities from the Significant Lenders, the Greenwich Funds or any other source. At March 31, 2000, the amount of warehouse finance facilities which remained outstanding from previously available warehouse finance facilities was as follows:

                  Warehouse Finance Facilities                 March 31, 2000
                  ----------------------------                 --------------
                                                               (in thousands)

                  Bear Stearns                                    $  68,612
                  DMG                                                27,367
                  Paine Webber                                       11,219
                                                                  ---------
                                                                  $ 107,198
                                                                  =========

       Outstanding borrowings under the Company's warehouse financing facilities bear interest at rates ranging from LIBOR (5.82% at March 31, 2000) plus 0.75% to LIBOR plus 2.00%, and are collateralized by, among other assets, mortgage loans held for sale. Upon the sale of these mortgage loans, the proceeds are used to pay down the borrowings under these warehouse finance facilities.

       At March 31, 2000, the amount of term debt which remained outstanding from previously available term debt credit facilities was as follows:

                  Term Debt                                       March 31, 2000
                  ---------                                       --------------
                                                                  (in thousands)

                  Paine Webber- residual credit facility             $ 112,367
                  Greenwich Funds- credit facility acquired
                           from BankBoston N.A.                         80,714
                  Greenwich Funds-standby revolving
                           credit facility                              38,000
                  DMG-residual credit facility                          27,639
                  Other                                                  3,482
                                                                    ----------
                                                                    $  262,202
                                                                    ==========

       Outstanding borrowings under the Company's residual credit facilities with Paine Webber and DMG bear interest at LIBOR plus 3.00%, and are collateralized by, among other assets, the Company's interest in certain interest-only and residual certificates. Upon receipt of cash from the interest-only and residual certificates, the proceeds are used for the Company's working capital needs, in accordance with the second amended and restated intercreditor agreements and to pay down the residual credit facilities.

       Credit facilities previously provided by BankBoston N.A. ("BankBoston") matured and the

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

       Company was unable to repay its outstanding borrowings under these facilities. The Greenwich Funds acquired, at a discount, from BankBoston its interest in the credit facilities. These credit facilities bear interest at 9.75%, and are collateralized by interest-only and residual certificates and certain other assets of the Company.

       The Company entered into an agreement for a $38.0 million standby revolving credit facility with certain of the Greenwich Funds (the "Greenwich Loan Agreement"). The facility was originally available to provide working capital for a period of up to 90 days and was not repaid when matured. The standby credit facility accrues interest at 22% per annum, and is collateralized by interest-only and residual certificates and certain other assets of the Company.

       At March 31, 2000, the Company also had outstanding a $3.5 million credit facility with a financial institution which bears interest at 10% per annum. The credit facility provides for repayment of principal and interest over 36 months, through October 2001.

       Interest expense - Greenwich Funds of $4.6 million and $7.9 million included in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2000 and 1999, respectively, consist of interest charges related to the Greenwich Loan Agreement and the credit facilities that the Greenwich Funds purchased from BankBoston. Interest expense - Greenwich Funds for the three months ended March 31, 1999 also includes amortization of commitment fees and the value attributable to the Class C preferred stock issued and the additional preferred stock issuable to the Greenwich Funds in exchange for its loan under the terms of the Greenwich Loan Agreement. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 4 "Redeemable Preferred Stock" of Notes to Consolidated Financial Statements included therein.)

       NOTES PAYABLE

       At March 31, 2000, $13.1 million was outstanding under notes payable to two individuals related to an acquisition of a company completed by IMC in 1997. These notes matured on July 10, 1999. Since maturity and until paid in full, these notes bear interest at prime (9.0% at March 31, 2000) plus 5% per annum. On November 11, 1999, the Company and certain other parties entered into an intercreditor agreement with the individuals holding such notes. Under that agreement, the holders of those notes agreed to forebear any collection actions so long as the Company repays the obligations owed to these lenders according to an agreed-upon plan and no event of default occurs.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

5.     INTEREST-ONLY AND RESIDUAL CERTIFICATES

       Activity in interest-only and residual certificates consisted of the following:

                                                     For the three months ended
                                                             March 31,
                                                     --------------------------
                                                        2000            1999
                                                     ----------     -----------
                                                          (in thousands)
                 Balance, January 1                   $ 161,372      $ 468,841
                 Increases                                6,664             --
                 Cash receipts                          (13,635)       (23,008)
                 Market valuation adjustment             (8,603)            --
                                                      ---------      ---------

                 Balance, March 31                    $ 145,798      $ 445,833
                                                      =========      =========

       The Company adjusted its loss curve assumptions during 1999. The loss curve assumption used by the Company at March 31, 2000 and December 31, 1999 to approximate the timing of losses over the life of the securitized loans gradually increases from zero in the first six months to 375 basis points after 36 months. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 10 "Interest-Only and Residual Certificates" of Notes to Consolidated Financial Statements included therein.

       On January 27, 2000, the Company sold mortgage loans with a principal balance of approximately $265 million to EMC Mortgage Corporation ("EMC"), an affiliate of Bear Stearns. The loans, which were sold on a service released basis, were securitized by EMC. The Company received consideration in the form of cash and an interest-only and residual certificate, at an estimated fair value of $6.7 million, representing a subordinated interest in the proceeds of the securitization by EMC.

6.     COMMITMENTS AND CONTINGENCIES

       LEGAL PROCEEDINGS

       The Company is party to various legal proceedings arising out of the conduct of its business. The Company has accrued certain amounts to defend various legal proceedings and such amounts are included in accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheet at March 31, 2000 and December 31,1999. Management believes that amounts accrued for defense in connection with these matters are adequate and ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

       The Company is a defendant in a lawsuit pending in the United States District Court, District of Maryland, brought by the two principals and sole shareholders of Central Money Mortgage, Inc. ("CMM"), the assets of which were acquired by the Company in August, 1997, pursuant to the terms of an Asset Purchase Agreement ("Agreement") for $11.0 million in stock of the Company. Additionally, the plaintiffs were to be employed by Central Money Mortgage

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

       (IMC), Inc., a subsidiary formed to continue the business of CMM, for a term of five years. A Registration Rights Agreement, executed at the time of the closing, required the Company to prepare and file a Short Form Registration Statement within twenty days after the closing providing the plaintiffs with the ability to sell approximately half of the shares received pursuant to the Agreement. Promptly after the closing, the Company prepared a draft Registration Statement intending to fulfill that obligation, but it was subsequently advised by its outside securities counsel that doing so would create substantial difficulties and adversely affect the registration of a potential debt offering which was in progress.

       As it was not feasible for the Company to register the stock as agreed, the parties ultimately agreed that if the value of the shares which were to have been registered was less on August 19, 1998 (the date the stock could be sold under Rule 144 without being registered), than it was at the closing date one year earlier, the Company would give the plaintiffs sufficient additional shares so that the total value of shares which were to have been registered would, when added to the value of the additional shares (all valued twelve months after closing), be equal to the value of the shares which were to have been registered which they had received at closing. Therefore, on August 20, 1998, the Company issued 96,790 additional shares to the plaintiffs.

       The Company's stock, which was selling at $12.87 per share on August 20, 1998, fell dramatically thereafter. If the plaintiffs had sold their shares in August 1998 when they received the additional shares, they would have sustained no loss as a result of the Company's inability to register the shares as originally agreed. However, they failed to do so and are now seeking damages in this action.

       The plaintiffs' multi-count complaint alleges federal securities fraud, Maryland securities fraud and common law fraud and contends that at the time of the execution of the Agreement and the Registration Rights Agreement the Company never intended to register the shares and only promised to do so in order to induce the plaintiffs to surrender their company. They claim both punitive and compensatory damages. In a separate count the plaintiffs allege that the failure to register the shares constituted a breach of contract. The plaintiffs' employment was terminated in July, 1999 (the Company contends, with cause), and in an additional count the plaintiffs are seeking to recover the balance of the payments which would be due under their employment contracts which amounts to approximately $1.2 million.

       The case is in discovery, but based on the facts that have been developed to date and consultation with legal counsel, management believes there is little or no evidence to support the plaintiffs' allegations of fraud and that it is probable those counts of the complaint can be successfully defended. Regarding the issue as to whether the Company's failure to register the shares was a breach of the Registration Rights Agreement, it is the Company's position that the subsequent agreement providing for the issuance of additional shares to the plaintiffs, which was consummated on August 20, 1998, constitutes an accord and satisfaction and any damages sustained by the plaintiffs were as a result of their decision to retain their stock rather than selling it. It appears this issue, as well as whether the plaintiffs were terminated with cause as contended by the Company or without cause as alleged by the plaintiffs, will ultimately be decided at trial. Management intends to defend such action vigorously.

                      IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

       On October 18, 1999, Fidelity Federal Bank FSB ("Fidelity") sued the Company and the Company's subsidiary, CoreWest Banc ("CoreWest"), for approximately $4.1 million claiming a failure of CoreWest to perform certain obligations under the terms of a Master Loan Purchase Agreement between CoreWest and Fidelity. Fidelity settled its claims with the Company in March 2000 for less than 10% of the claim.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The following management's discussion and analysis of the Company's financial condition and results of operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. You can identify forward looking statements by the use of such words as "expect", "estimate", "intend", "project", budget", "forecast", "anticipate", "plan" and similar expressions. Forward looking statements include all statements regarding IMC's expected financial position, results of operations, cash flows, financing plans, business strategies, capital and other expenditures, plans and objectives of management and markets for stock. All forward looking statements involve risks and uncertainties. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, early termination of the second amended and restated intercreditor agreements or the standstill periods relating to certain of IMC's creditors, increase in prepayment speeds, delinquency, loss and default rates of mortgage loans owned by IMC or constituting a portion of a securitized pool of loans in which the Company holds a residual or interest-only certificate, rapid fluctuation in interest rates, risks related to not hedging against loss of value of IMC's mortgage loan inventory, IMC's success in achieving value in selling its remaining assets and in realizing the value of its interest-only and residual certificates, effects of litigation, representation and warranty claims on previous sales of loans, market forces affecting the price of IMC's common stock and other uncertainties associated with IMC's financial difficulties and other transactions described herein, and other risks identified in IMC Mortgage Company's Securities and Exchange Commission filings.

SALE OF ASSETS TO CITIFINANCIAL MORTGAGE COMPANY

As described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, on November 15, 1999 the Company sold its mortgage servicing rights related to mortgage loans which had been securitized, its mortgage loan origination business and real property consisting of its Tampa, Florida headquarters building and its leased facilities at its Ft. Washington, Pennsylvania, Cherry Hill, New Jersey and Cincinnati, Ohio office locations to CitiFinancial Mortgage Company ("CitiFinancial Mortgage"), an indirectly wholly-owned subsidiary of Citigroup Inc. for $96 million in cash and an additional $4 million over the next two years if certain conditions are met.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

Net loss for the three months ended March 31, 2000 was $20.4 million, representing a decrease of $8.3 million or 28.9% from net loss of $28.7 million for the three months ended March 31, 1999. The decrease in net loss resulted principally from a $28.9 million or 98.4% decrease in compensation and benefits to $0.5 million for the three months ended March 31, 2000 from $29.4 million for the three months ended March 31, 1999 and a $15.6 million or 66.8% decrease in selling, general and administrative expenses to $7.8 million for the three months ended March 31, 2000 from $23.4 million for the three months ended March 31, 1999. Also contributing to the decrease in net loss was a $5.4 million or 60.7% decrease in other interest expense to $3.5 million for the three months ended March 31, 2000 from $8.9 million for the three months ended March 31, 1999 and a $3.3 million or 42.2% decrease in interest expense - Greenwich Funds to $4.6 million for the three months ended March 31, 2000 from $7.9 million for the three months ended March 31, 1999.

The decrease in net loss was partially offset by a decrease in gain on sale of loans of $14.2 million or 78.2% to $3.9 million for the three months ended March 31, 2000 from $18.1 million for the three months ended March 31, 1999 and a $13.2 million or 100.0% decrease in servicing fees to $0 for the three months ended March 31, 2000 from $13.2 million for the three months ended March 31, 1999. The decrease in net loss was also offset by a $8.6 million market valuation adjustment in the value of the Company's interest-only and residual certificates, a $6.0 million or 97.8% decrease in net warehouse interest income to $0.1 million for the three months ended March 31, 2000 from $6.2 million for the three months ended March 31, 1999, and a $6.9 million or 90.6% decrease in other revenues to $0.7 million for the three months ended March 31, 2000 from $7.6 million for the three months ended March 31, 1999.

Net loss before taxes was increased by a provision for income taxes of $0.4 million for the three months ended March 31, 2000 compared to a provision for income taxes of $4.3 million for the three months ended March 31, 1999. No income tax benefit has been applied to the net loss for the three months ended March 31, 2000, as the Company determined it cannot be assured that the income tax benefit could be realized in the future.

REVENUES

The following table sets forth information regarding components of the Company's revenues for the three months ended March 31, 2000 and 1999:

                                                     For the Three Months
                                                        Ended March 31,
                                                -------------------------------
                                                   2000  (in thousands)  1999
                                                ----------           ----------

Gain on sales of loans                          $    3,941           $   18,111
                                                ----------           ----------
Warehouse interest income                            3,568               20,629
Warehouse interest expense                          (3,430)             (14,474)
                                                ----------           ----------
       Net warehouse interest income                   138                6,155
                                                ----------           ----------
 Servicing fees                                        ---               13,172
 Other                                                 716                7,645
                                                ----------           ----------
        Total revenues                          $    4,795           $   45,083
                                                ==========           ==========

Gain on Sales of Loans. For the three months ended March 31, 2000, gain on sales of loans decreased to $3.9 million from $18.1 million for the three months ended March 31, 1999, a decrease of 78.2%. During the three months ended March 31, 2000 and March 31, 1999, no mortgage loans were securitized. Mortgage loans sold in the whole loan market decreased by approximately $210 million, a decrease of approximately 40.9%, to approximately $303 million for the three months ended March 31, 2000 from approximately $513 million for the three months ended March 31, 1999. The total volume of loans produced decreased by 100.0% to $0 for the three months ended March 31, 2000 as compared with a total volume of approximately $353 million for the three months ended March 31, 1999. On November 15, 1999, the Company sold substantially all of its mortgage loan origination business to CitiFinancial Mortgage.

Net Warehouse Interest Income. Net warehouse interest income decreased to $0.1 million for the three months ended March 31, 2000 from $6.2 million for the three months ended March 31, 1999, a decrease of 97.8%. The decrease in net warehouse interest income was primarily due to a decrease in the average balance of mortgage loans held for sale.

Servicing Fees. Servicing fees decreased to $0 for the three months ended March 31, 2000 from $13.2 million for the three months ended March 31, 1999, due to the sale of the Company's servicing portfolio to CitiFinancial Mortgage on November 15, 1999.

Other. Other revenues, consisting principally of prepayment penalties from borrowers who prepay the outstanding balance of their mortgage, decreased to $0.7 million for the three months ended March 31, 2000 from $7.6 million in three months ended March 31, 1999, a decrease of 90.6%, due primarily to the sale of the Company's servicing portfolio to CitiFinancial Mortgage on November 15, 1999. Subsequent to November 15, 1999, the Company collects prepayment penalties only on mortgage loans held for sale.

EXPENSES

The following table sets forth information regarding components of the Company's expenses for the three months ended March 31, 2000 and 1999:

                                                    For the Three Months
                                                       Ended March 31,
                                              -------------------------------
                                                  2000 (in thousands) 1999
                                              -----------        ------------
Compensation and benefits                     $       469        $     29,350
Selling, general and administrative                 7,782              23,425
Other interest expense                              3,489               8,884
Market valuation adjustment                         8,603                  --
Interest expense - Greenwich Funds                  4,551               7,880
                                              -----------        ------------
         Total expenses                       $    24,894        $     69,539
                                              ===========        ============

Compensation and benefits decreased by $28.9 million or 98.4% to $0.5 million for the three months ended March 31, 2000 from $29.4 million for the three months ended March 31, 1999, due to the disposal of the Company's eight operating subsidiaries during 1999 and the sale of the Company's mortgage servicing rights and loan origination business to CitiFinancial Mortgage on November 15, 1999, which resulted in the elimination of substantially all remaining IMC employees on November 15, 1999. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 6 "Disposal of Assets" of Notes to Consolidated Financial Statements included therein.)

Selling, general and administrative expenses decreased by $15.6 million or 66.8% to $7.8 million for the three months ended March 31, 2000 from $23.4 million for the three months ended March 31, 1999 principally due to a decrease in operating costs and amortization expense related to mortgage servicing rights and goodwill as a result of the disposal of the Company's eight operating subsidiaries in 1999 and the sale of the Company's mortgage loan servicing business and substantially all the Company's mortgage loan origination business to CitiFinancial Mortgage on November 15, 1999, offset by an increase in the amount accrued to defend various legal proceedings against the Company (see Note 6 "Commitments and Contingencies" of Notes to Consolidated Financial Statements included herein).

Other interest expense decreased by $5.4 million or 60.7% to $3.5 million for the three months ended March 31, 2000 from $8.9 million for the three months ended March 31, 1999 principally as a result of decreased interest expense due to decreased interest-only and residual borrowings.

Interest expense - Greenwich Funds decreased by $3.3 million or 42.2% to $4.6 million for the three months ended March 31, 2000 from $7.9 million for the three months ended March 31, 1999. Interest expense - Greenwich Funds represents interest charges associated with the Greenwich Loan and the credit facilities the Greenwich Funds purchased from BankBoston. For the three months ended March 31, 1999, interest expense - Greenwich Funds also included amortization of commitment fees and the value attributable to the Class C preferred stock issued in connection with the Greenwich Loan Agreement and preferred stock issuable to the Greenwich Funds under the terms of the Greenwich Loan Agreement. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 3 "Warehouse Finance Facilities, Term Debt and Notes Payable" and Note 4 "Redeemable Preferred Stock" of Notes to Consolidated Financial Statements included therein.

Market valuation adjustment of $8.6 million represents a decrease in the fair market value of the Company's interest-only and residual certificates for the three months ended March 31, 2000.

The provision for income taxes for the three months ended March 31, 2000 was approximately $0.4 million which differed from the federal tax rate of 35% primarily due to state income taxes, the non-deductibility for tax purposes of a portion of interest expense - Greenwich Funds, and a full valuation allowance established against the deferred tax asset.


FINANCIAL CONDITION

March 31, 2000 Compared to December 31, 1999

Mortgage loans held for sale, net, at March 31, 2000 were $89.3 million, a decrease of $288.2 million or 76.3% from mortgage loans held for sale of $377.5 million at December 31, 1999. This decrease resulted primarily from the sale of mortgage loans as the Company attempts to sell its remaining mortgage loans held for sale and pay down its warehouse finance facilities. Borrowings under warehouse financing facilities at March 31, 2000 decreased $312.5 million, or 74.5%, to $107.2 million from borrowings under warehouse financing facilities of $419.7 million at December 31, 1999 due primarily to the repayment of warehouse finance facilities as the mortgage loans are sold. Included in mortgages held for sale, net, at March 31, 2000 and December 31, 1999 was a valuation allowance of $19.0 million and $37.5 million, respectively, representing the amount by which cost exceeds market value on mortgage loans held for sale.

Accounts receivable decreased $20.4 million or 66.1% from $30.9 million at December 31, 1999 to $10.5 million at March 31, 2000, primarily due to receipt of principal and interest collections related to mortgage loans held for sale remitted to the Company by the servicer of the loans.

Interest-only and residual certificates at March 31, 2000 were $145.8 million, representing a decrease of $15.6 million or 9.7% from interest-only and residual certificates of $161.4 million at December 31, 1999. The decrease in interest-only and residual certificates resulted from the receipt of cash from the interest-only and residual certificates and a $8.6 million market valuation adjustment representing the decrease in the fair market value of the interest-only and residual certificates. The decrease in interest-only and residual certificates was partially offset by the receipt of a residual certificate, with an estimated fair value of $6.7 million, representing a subordinated interest in the proceeds from a sale of whole loans, which were securitized (see Note 5 "Interest-Only and Residual Certificates" of Notes to Consolidated Financial Statements included herein).

Term debt at March 31, 2000 was $262.2 million, representing a decrease of $10.2 million or 3.7% from term debt of $272.4 million at December 31, 1999. This decrease was primarily a result of repayment of certain amounts of term debt from cash flows received from interest-only and residual certificates as provided in the intercreditor agreements.

Accounts payable and accrued liabilities increased $3.2 million or 28.4% from $11.3 million at December 31, 1999 to $14.5 million at March 31, 2000 primarily due to an increase in the amount accrued to defend various legal proceedings against the Company (see Note 6 "Commitments and Contingencies" of Notes to Consolidated Financial Statements included herein).

Stockholders' deficit as of March 31, 2000 was $148.6 million, an increase of $21.2 million over stockholders' deficit of $127.5 million at December 31, 1999. Stockholders deficit increased for the three months ended March 31, 2000 primarily as a result of a net loss of $20.4 million.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2000, the Company used its cash flow from the sale of loans through whole loan sales, net interest income and interest-only and residual certificates to meet its working capital needs. The Company's cash requirements during the three months ended March 31, 2000 included payment of principal and interest costs on borrowings, and operating expenses.

Since November 15, 1999, substantially all the Company's cash and cash equivalents are restricted by escrow agreements on behalf of certain creditors or pursuant to the second amended and restated intercreditor agreements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 3 of Notes to Consolidated Financial Statements included therein.

The Company typically has operated, and expects to continue to operate, on a negative operating cash flow basis. During the three months ended March 31, 2000, the Company received cash flows from operating activities of $313.0 million, an increase of $108.7 million from cash flows provided by operating activities of $204.4 million during the three months ended March 31, 1999. During the three months ended March 31, 2000, cash flows used by the Company in financing activities were $322.7 million, an increase of $123.2 million from cash flows used in financing activities of $199.5 million during the three months ended March 31, 1999. The cash flows received from operating activities relate primarily to the sale of mortgage loans held for sale. The cash flows used in financing activities related primarily to the repayment of principal on finance facilities borrowings.

Warehouse Finance Facilities and Term Debt

As described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, on November 15, 1999 the Company consummated the sale of its mortgage loan servicing business and substantially all of its mortgage loan origination business to CitiFinancial Mortgage. Simultaneously, the Company entered into second amended and restated intercreditor agreements with Paine Webber Real Estate Securities, Inc. ("Paine Webber"), Bear Stearns Home Equity Trust ("Bear Stearns"), and Aspen Funding Corp. and German American Capital Corporation, subsidiaries of Deutsche Bank of North American Holding Corp ("DMG") (collectively, the "Significant Lenders") and Greenwich Street Capital Partners II, L.P. and certain of its affiliates (the "Greenwich Funds").

Under these agreements, the lenders agreed to keep their respective facilities in place so long as the obligations owed to those lenders are repaid in accordance with the terms of these agreements and certain events of default as described in these agreements do not occur. Each of the Significant Lenders and the Greenwich Funds has indicated that they will not make any additional advances under their facilities.

In addition, the second amended and restated intercreditor agreements described above provide a mechanism for the Company's principal secured creditors who are parties to the intercreditor agreements to release to the Company for its working capital needs a portion of the monthly receipts from the interest-only and residual certificates serving as collateral for those lenders' loans.

At March 31, 2000, the Company had no available credit facilities from the Significant Lenders, the Greenwich Funds or any other source. At March 31, 2000, the amount of warehouse finance facilities which remained outstanding from previously available warehouse finance facilities was as follows:

           Warehouse Finance Facilities                         March 31, 2000
           ----------------------------                         --------------
                                                                (in thousands)

           Bear Stearns                                         $      68,612
           DMG                                                         27,367
           Paine Webber                                                11,219
                                                                -------------
                                                                $     107,198
                                                                =============

Outstanding borrowings under the Company's warehouse financing facilities bear interest at rates ranging from LIBOR (5.82% at March 31, 2000) plus 0.75% to LIBOR plus 2.00%, and are collateralized by, among other assets, mortgage loans held for sale. Upon the sale of these mortgage loans, the proceeds are used to pay down the borrowings under these warehouse finance facilities.

At March 31, 2000, the amount of term debt which remained outstanding from previously available term debt credit facilities was as follows:

             Term Debt                                           March 31, 2000
             ---------                                           --------------
                                                                 (in thousands)

             Paine Webber- residual credit facility              $    112,367
             Greenwich Funds- credit facility acquired
                      from BankBoston N.A.                             80,714
             Greenwich Funds-standby revolving
                      credit facility                                  38,000
             DMG- residual credit facility                             27,639
             Other                                                      3,482
                                                                -------------
                                                                $     262,202
                                                                =============

Outstanding borrowings under the Company's residual credit facilities with Paine Webber and DMG bear interest at LIBOR plus 3.00%, and are collateralized by, among other assets, the Company's interest in certain interest-only and residual certificates. Upon receipt of cash from the interest-only and residual certificates, the proceeds are used for the Company's working capital needs, in accordance with the second amended and restated intercreditor agreements and to pay down the residual credit facilities.

Credit facilities previously provided by BankBoston N.A. ("BankBoston") matured and the Company was unable to repay its outstanding borrowings under these facilities. The Greenwich Funds acquired, at a discount, from BankBoston its interest in the credit facilities. These credit facilities bear interest at 9.75%, and are collateralized by interest-only and residual certificates and certain other assets of the Company.

The Company entered into an agreement for a $38.0 million standby revolving credit facility with certain of the Greenwich Funds (the "Greenwich Loan Agreement"). The facility was originally available to provide working capital for a period of up to 90 days and was not repaid when matured. The standby credit facility accrues interest at 22% per annum, and is collateralized by interest-only and residual certificates and certain other assets of the Company.

At March 31, 2000, the Company also had outstanding a $3.5 million credit facility with a financial institution which bears interest at 10% per annum. The credit facility provides for repayment of principal and interest over 36 months, through October 2001.

Notes Payable

At March 31, 2000, $13.1 million was outstanding under notes payable to two individuals related to an acquisition of a company completed by IMC in 1997. These notes matured on July 10, 1999. Since maturity and until paid in full, these notes bear interest at prime plus 5% per annum. On November 11, 1999, the Company and certain other parties entered into an intercreditor agreement with the individuals holding such notes. Under that agreement, the holders of those notes agreed to forebear any collection actions so long as the Company repays the obligations owed to these lenders according to an agreed-upon plan and no event of default occurs.

RISK MANAGEMENT

Since October 1, 1998 the Company has used a discount rate of 16% to present value the difference (spread) between (i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a normal servicing fee. Based on market volatility in the asset-backed markets and the widening of the spreads demanded by asset-backed investors since September 1998 to acquire newly issued asset-backed securities, there can be no assurance that discount rates utilized by the Company in the future to present value the spread described above will not change, particularly if the spreads demanded by asset-backed investors to acquire newly issued asset-backed securities continues to increase. An increase in the discount rates used to present value the spread described above of 1%, 3% or 5% would result in a corresponding decrease in the value of the interest-only and residual certificates at March 31, 2000 of approximately 3%, 9% and 14% respectively. A decrease in the discount rates used to present value the spread described above of 1%, 3% or 5% would result in an increase in the value of the interest-only and residual certificate at March 31, 2000 of 3%, 11% and 19%, respectively.



INFLATION

Inflation historically has had no material effect on the Company's results of operations. Inflation can have an effect on interest rates, which normally increase during periods of high inflation and decrease during periods of low inflation.

 Profitability may be directly affected by the level and fluctuation in interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The results of operations of the Company are likely to be adversely affected during any period of unexpected or rapid changes in interest rates. Additionally, to the extent interest-only and residual certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such interest-only and residual certificates which could have a material adverse effect on the Company's results of operations and financial condition. Conversely, lower than anticipated rates of loan prepayments or lower losses could require the Company to increase the value of interest-only and residual certificates, which could have a favorable effect on the Company's results of operations and financial condition. Fluctuating interest rates also may affect the net interest income earned by the Company from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities. In addition, inverse or flattened interest yield curves could have an adverse impact on the profitability of the Company because the loans pooled and sold by the Company have long-term rates, while the senior interests in the related securitization trusts are priced on the basis of intermediate term rates. The Company does not engage in hedging activities, which could result in substantial losses in the value of the Company's mortgage loans held for sale without an offsetting gain.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative was designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions designed to hedge changes in the fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The ineffective portion of hedges will be recognized in current-period earnings. The Company has no present plans to engage in hedging activities and does not anticipate that the adoption of SFAS 133 will have a material impact on the Company's statement of operations or balance sheet.

YEAR 2000

The year 2000 (Y2K) problem was the result of computer programs being written using two digits rather than four to define the applicable year. Thus year 1999 was represented by the number "99" in many software applications.

The Company to date has experienced no material Y2K compliance issues and does not anticipate any material Y2K compliance issues in the future.

The foregoing assessment of the impact of the Y2K problem on the Company is based on management's best estimates at the present time and, although not expected to, could change substantially. The assessment is based upon several assumptions as to future events. There can be no guarantee that these estimates will prove accurate, and the actual results could differ from those estimated if these assumptions prove inaccurate.

                           PART II. OTHER INFORMATION

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings -

The Company is party to various legal proceedings arising out of the conduct of its business. The Company has accrued certain amounts to defend various legal proceedings and such amounts are included in accrued liabilities in the accompanying Consolidated Balance Sheet at March 31, 2000. Management believes that amounts accrued for defense in connection with these matters are adequate and ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

The Company is a defendant in a law suit pending in the United States District Court, District of Maryland, brought by the two principals and sole shareholders of Central Money Mortgage, Inc. ("CMM"), the assets of which were acquired by the Company in August, 1997, pursuant to the terms of an Asset Purchase Agreement ("Agreement") for $11.0 million in stock of the Company. Additionally, the plaintiffs were to be employed by Central Money Mortgage (IMC), Inc., a subsidiary formed to continue the business of CMM for a tern of five years. A Registration Rights Agreement, executed at the time of the closing, required the Company to prepare and file a Short Form Registration Statement within twenty days after the closing providing the plaintiffs with the ability to sell approximately half of the shares received pursuant to the Agreement. Promptly after the closing, the Company prepared a draft Registration Statement intending to fulfill that obligation, but it was subsequently advised by its outside securities counsel that doing so would create substantial difficulties and adversely affect the registration of a potential debt offering which was in progress.

As it was not feasible for the Company to register the stock as agreed, the parties ultimately agreed that if the value of the shares which were to have been registered was less on August 19, 1998 (the date the stock could be sold under Rule 144 without being registered), than it was at the closing date one year earlier, the Company would give the plaintiffs sufficient additional shares so that the total value of shares which were to have been registered would, when added to the value of the additional shares (all valued twelve months after closing), be equal to the value of the shares which were to have been registered which they had received at closing. Therefore, on August 20, 1998, the Company issued 96,790 additional shares to the plaintiffs.

The Company's stock, which was selling at $12.87 per share on August 20, 1998, fell dramatically thereafter. If the plaintiffs had sold their shares in August 1998 when they received the additional shares, they would have sustained no loss as a result of the Company's inability to register the shares as originally agreed. However, they failed to do so and are now seeking damages in this action.

The plaintiffs' multi-count complaint alleges federal securities fraud, Maryland securities fraud and common law fraud and contends that at the time of the execution of the Agreement and the Registration Rights Agreement the Company never intended to register the shares and only promised to do so in order to induce the plaintiffs to surrender their company. They claim both punitive and compensatory damages. In a separate count the plaintiffs allege that the failure to register the shares constituted a breach of contract. The plaintiffs' employment was terminated in July, 1999 (the Company contends, with cause), and in an additional count the plaintiffs are seeking to recover the balance of the payments which would be due under their employment contracts which amounts to approximately $1.2 million.

The case is in discovery but based on the facts that have been developed to date, and consultation with legal counsel, management believes there is little or no evidence to support the plaintiffs' allegations of fraud and it is probable that those counts of the complaint can be successfully defended. The Company conceded that the failure to register the shares is in fact a breach of the Registration Rights Agreement; however, it is the Company's position that the subsequent agreement providing for the issuance of additional shares to the plaintiffs, which was consummated on August 20, 1998, constitutes an accord and satisfaction and any damages sustained by the plaintiffs were as a result of their decision to retain their stock rather than selling it. It appears this issue, as well as whether the plaintiffs were terminated with cause as contended by the Company, or without cause as alleged by the plaintiffs, will ultimately be decided at trial. Management intends to defend such action vigorously.

On October 18, 1999, Fidelity Federal Bank FSB ("Fidelity") sued the Company and the Company's subsidiary, CoreWest Banc ("CoreWest"), for approximately $4.1 million claiming a failure of CoreWest to perform certain obligations under the terms of a Master Loan Purchase Agreement between CoreWest and Fidelity. Fidelity settled its claims with the Company in March 2000 for less than 10% of the claim.

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

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities -

         At March 31, 2000, the Company was not in compliance with certain financial covenants related to its credit facilities with Paine Webber Real Estate Securities, Inc., Bear Stearns Home Equity Trust, and Aspen Funding Corp. and German American Capital Corporation, subsidiaries of Deutsche Bank of North America Holding Corp. (collectively, the "Significant Lenders"). As described in Note 4 "Warehouse Finance Facilities, Term Debt and Notes Payable" to the Consolidated Financial Statements included herein, the Company entered into a second amended and restated intercreditor agreements with the Significant Lenders which provide for the Significant Lenders to "stand-still" and keep outstanding balances under their facilities in place, subject to certain conditions, as the Company repays the obligations owed to these lenders according to an agreed upon plan.

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




Date: May 15, 2000                  IMC MORTGAGE COMPANY




                                     By: /s/ Dennis J. Pitocco
                                     -------------------------------------------
                                     Dennis J. Pitocco, Chief Executive Officer,
                                     President, Chief Operating Officer,
                                     Chief Financial Officer and Director