Form 10-Q
period 2000-06-30
IMC MORTGAGE CO
filed 2000-08-14
CIK 1012623

                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q




 [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934 for the quarterly period ended June 30, 2000.

 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934.


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



         Issuer's telephone number, including area code: (813) 984-8801
                                                        ---------------


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


         Title of each Class:                    Outstanding at August 11, 2000
--------------------------------------           ------------------------------
Common Stock, par value $.01 per share                     34,201,380

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES

                                     INDEX


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
           June 30, 2000 and December 31, 1999                               1

         Consolidated Statements of Operations
           for the three months and the six months ended
           June 30, 2000 and June 30, 1999                                   2

         Consolidated Statements of Cash Flows
           for the six months ended June 30, 2000
           and June 30, 1999                                                 3

         Notes to Consolidated Financial Statements                          4

Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition                    12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  27

Item 2.  Changes in Securities                                              28

Item 3.  Defaults Upon Senior Securities                                    28

Item 4.  Submission of Matters to a Vote of Security Holders                28

Item 5.  Other Information                                                  29

Item 6.  Exhibits and Reports on Form 8-K                                   29

                         PART I.  FINANCIAL INFORMATION

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                          June 30,  December 31,
                                                            2000        1999
                                                        -----------   ---------
                                                        (Unaudited)

                      ASSETS

Cash and cash equivalents (See Note 1)                   $  23,660    $  54,318
Accrued interest receivable                                    615        5,798
Accounts receivable                                          5,472       30,884
Mortgage loans held for sale, net                            3,637      377,494
Interest-only and residual certificates                     84,870      161,372
Other assets                                                 6,935       11,560
                                                         ---------    ---------
  Total assets                                           $ 125,189    $ 641,426
                                                         =========    =========


         LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Warehouse finance facilities                          $   7,004    $ 419,743
   Term debt                                               253,138      272,373
   Notes payable                                            13,282       12,974
   Accounts payable and accrued liabilities                 13,820       11,308
   Accrued interest payable                                 14,310       12,204
                                                         ---------    ---------
      Total liabilities                                    301,554      728,602
                                                         ---------    ---------

Commitments and contingencies (Note 6)

Redeemable preferred stock (redeemable at
  maturity at $100 per share and, under certain
  circumstances, upon a change in control)                  41,754       40,280
                                                         ---------    ---------

Stockholders' deficit:
Common stock, par value $.01 per share; 50,000,000
  authorized; 34,157,380 shares issued and outstanding         342          342
Additional paid-in capital                                 251,937      251,937
Accumulated deficit                                       (470,398)    (379,735)
                                                         ---------    ---------
  Total stockholders' deficit                             (218,119)    (127,456)
                                                         ---------    ---------
  Total liabilities and stockholders' deficit            $ 125,189    $ 641,426
                                                         =========    =========



          See accompanying notes to Consolidated Financial Statements

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (Unaudited)


                                                       For the Three Months              For the Six Months
                                                          Ended June 30,                    Ended June 30,
                                                  -----------------------------     -----------------------------
                                                      2000             1999             2000             1999
                                                  ------------     ------------     ------------     ------------

Revenues:
   Gain on sales of loans                         $         --     $     13,528     $      3,941     $     31,639
                                                  ------------     ------------     ------------     ------------
   Warehouse interest income                               559           14,536            4,127           35,165
   Warehouse interest expense                             (784)          (8,737)          (4,214)         (23,211)
                                                  ------------     ------------     ------------     ------------
       Net warehouse interest income (expense)            (225)           5,799              (87)          11,954
                                                  ------------     ------------     ------------     ------------

   Servicing fees                                           --           11,958               --           25,130
   Other                                                   789            7,175            1,505           14,820
                                                  ------------     ------------     ------------     ------------
      Total servicing fees and other                       789           19,133            1,505           39,950
                                                  ------------     ------------     ------------     ------------

      Total revenues                                       564           38,460            5,359           83,543
                                                  ------------     ------------     ------------     ------------

Expenses:
   Compensation and benefits                               759           23,747            1,228           53,097
   Selling, general and administrative                   4,960           26,052           12,742           49,477
   Other interest expense                                3,582            6,905            7,071           15,789
   Interest expense-Greenwich Funds (Note 4)             4,648            7,499            9,199           15,379
   Market valuation adjustment (Note 5)                 55,005           62,876           63,608           62,876
   Goodwill impairment charge                               --           77,446               --           77,446
   Other charges                                            --            5,179               --            5,179
                                                  ------------     ------------     ------------     ------------
      Total expenses                                    68,954          209,704           93,848          279,243
                                                  ------------     ------------     ------------     ------------

Loss before provision for
      income taxes                                     (68,390)        (171,244)         (88,489)        (195,700)
Provision for income taxes                                 350              361              700            4,647
                                                  ------------     ------------     ------------     ------------

Net loss                                          $    (68,740)    $   (171,605)    $    (89,189)    $   (200,347)
                                                  ============     ============     ============     ============

Net loss per common share:
      Basic                                       $      (2.03)    $      (5.04)    $      (2.65)    $      (5.90)
                                                  ============     ============     ============     ============
      Diluted                                     $      (2.03)    $      (5.04)    $      (2.65)    $      (5.90)
                                                  ============     ============     ============     ============

Weighted average number of shares outstanding:
      Basic                                         34,157,380       34,201,380       34,157,380       34,211,493
      Diluted                                       34,157,380       34,201,380       34,157,380       34,211,493




          See Accompanying Notes to Consolidated Financial Statements

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)


                                                                       For the Six Months
                                                                         Ended June 30,
                                                                      2000          1999
                                                                   ---------     ---------

Cash flows from operating activities:
   Net loss                                                        $ (89,189)    $(200,347)
   Adjustments to reconcile net loss to net cash provided by
       operating activities:
      Goodwill impairment charge                                          --        77,446
      Interest expense - Greenwich Funds                                  --         5,500
      Depreciation and amortization                                       --        13,864
      Other                                                              307           117
      Net loss on sale of joint venture                                   --         2,592
      Net loss on disposal of Rhode Island branch                         --         2,587
      Net change in operating assets and liabilities:
        Decrease in mortgages loans held for sale, net               373,857       336,265
        Decrease in accrued interest receivable                        5,183         2,531
        Decrease in interest-only and residual certificates           76,502       116,297
        Decrease in other assets                                       4,625           873
        Decrease (increase) in accounts receivable                    25,412        (8,089)
        Decrease in income tax receivable                                 --         4,360
        Increase in accrued interest payable                           2,106         3,567
Increase (decrease) in accounts payable and accrued liabilities        2,512        (3,969)
                                                                   ---------     ---------
                Net cash provided by operating activities            401,315       353,594
                                                                   ---------     ---------

Investing activities:
   Investment in joint venture                                            --          (638)
   Purchase of property, furniture, fixtures, and equipment               --          (899)
                                                                   ---------     ---------
                Net cash used in investing activities                     --        (1,537)
                                                                   ---------     ---------

Financing activities:
   Net decrease in warehouse finance facilities                     (412,738)     (351,123)
   Term debt borrowings                                                   --        91,338
   Term debt repayments                                              (19,235)      (92,880)
                                                                   ---------     ---------
                Net cash used in financing activities               (431,973)     (352,665)
                                                                   ---------     ---------

Net decrease in cash and cash equivalents                            (30,658)         (608)
Cash and cash equivalents, beginning of period                        54,318        15,454
                                                                   ---------     ---------
Cash and cash equivalents, end of period                           $  23,660     $  14,846
                                                                   =========     =========

Supplemental disclosure cash flow information:
        Cash paid during the period for interest                   $  18,378     $  45,315
                                                                   =========     =========
        Cash paid during the period for taxes                      $      --     $     391
                                                                   =========     =========




          See accompanying Notes to Consolidated Financial Statements

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


1.       ORGANIZATION AND BASIS OF PRESENTATION:

         Prior to November 15, 1999, IMC Mortgage Company and its wholly-owned subsidiaries (the "Company" or "IMC") purchased and originated mortgage loans made to borrowers who may not have otherwise qualified for conventional loans for the purpose of securitization and whole loan sale. Prior to 1999, the Company typically securitized these mortgages into the form of a Real Estate Mortgage Investment Conduit ("REMIC") or owner trust. During 1999 and the six months ended June 30, 2000, the Company sold loans on a whole loan sale basis.

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions have been eliminated in the accompanying consolidated financial statements.

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

         Substantially all the Company's cash and cash equivalents are restricted pursuant to the second amended and restated intercreditor agreements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 3 of Notes to Consolidated Financial Statements included therein.

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

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


         After the sale of assets to CitiFinancial Mortgage, the Company had and continues to have essentially no ongoing operating business, but will continue to own assets consisting primarily of cash, accounts receivable, mortgage loans held for sale, interest-only and residual certificates and other assets that are pledged as collateral for the warehouse finance facilities and term debt. The assets are being either held or sold by the Company to attempt to realize the maximum value for these assets and to repay its obligations, including the warehouse finance facilities and term debt.

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

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


         Amounts used in the determination of basic and diluted earnings per share are shown in the table below:


                                                        For the Three Months Ended         For the Six Months Ended
                                                                 June 30,                         June 30,
                                                      ------------     ------------     ------------     ------------
                                                          2000             1999             2000             1999
                                                      ------------     ------------     ------------     ------------
                                                                           (dollars in thousands)

         Net loss                                     $    (68,740)    $   (171,605)    $    (89,189)    $   (200,347)
         Less accretion of preferred stock                    (737)            (737)          (1,474)          (1,474)
                                                      ------------     ------------     ------------     ------------

         Net loss available to common stockholders    $    (69,477)    $   (172,342)    $    (90,663)    $   (201,821)
                                                      ============     ============     ============     ============

         Weighted average shares outstanding            34,157,380       34,201,380       34,157,380       34,211,493
                                                      ============     ============     ============     ============



         For the three and six months ended June 30, 2000 and 1999, there were no adjustments for stock warrants, stock options, contingently issuable shares and convertible preferred stock in computing the diluted weighted average number of shares outstanding as their effect was antidilutive.

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

         In addition, the second amended and restated intercreditor agreements described above provide a mechanism for the Company's principal secured creditors who are parties to the intercreditor agreements to release to the Company for its working capital needs a portion of the monthly receipts from the interest-only and residual certificates serving as collateral for those lenders' loans. As more fully described in Note 5 "Interest-Only and Residual Certificates," because the cash flow from various interest only and residual certificates has materially decreased in the three months ended June 30, 2000, there can be no assurance that this mechanism will provide sufficient cash flow to cover the Company's working capital needs.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


         At June 30, 2000, the Company had no available credit facilities from the Significant Lenders, the Greenwich Funds or any other source. At June 30, 2000, the amount of warehouse finance facilities which remained outstanding from previously available warehouse finance facilities was as follows:


         Warehouse Finance Facilities                 June 30, 2000
         ----------------------------                 -------------
                                                      (in thousands)

         Bear Stearns                                     $3,594
         DMG                                               1,268
         Paine Webber                                      2,142
                                                          ------
                                                          $7,004
                                                          ======

         Outstanding borrowings under the Company's warehouse financing facilities bear interest at rates ranging from LIBOR (6.64% at June 30, 2000) plus 0.75% to LIBOR plus 2.00%, and are collateralized by, among other assets, mortgage loans held for sale. Upon the sale of these mortgage loans, the proceeds are used to pay down the borrowings under these warehouse finance facilities. The Company is currently paying interest related to these warehouse borrowings.

         At June 30, 2000, the amount of term debt which remained outstanding from previously available term debt credit facilities was as follows:


         Term Debt                                    June 30, 2000
         ----------------------------                 -------------
                                                      (in thousands)

         Paine Webber - residual credit facility          $107,493
         Greenwich Funds - credit facility acquired
              from BankBoston N.A.                          78,581
         Greenwich Funds - standby revolving
              credit facility                               38,000
         DMG - residual credit facility                     26,147
         Other                                               2,917
                                                          --------
                                                          $253,138


         Outstanding borrowings under the Company's residual credit facilities with Paine Webber and DMG bear interest at LIBOR plus 3.00%, and are collateralized by, among other assets, the Company's interest in certain interest-only and residual certificates. Upon receipt of cash from the interest-only and residual certificates, the proceeds are used for the Company's working capital needs, in accordance with the second amended and restated intercreditor agreements

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


         and to pay down the residual credit facilities. The Company is currently paying interest related to these residual credit facilities.

         Credit facilities previously provided by BankBoston N.A. ("BankBoston") matured and the Company was unable to repay its outstanding borrowings under these facilities.The Greenwich Funds acquired, at a discount, from BankBoston its interest in the credit facilities. These credit facilities bear interest at 9.75%, and are collateralized by interest-only and residual certificates and certain other assets of the Company. The Company is currently paying interest under these credit facilities.

         The Company entered into an agreement for a $38.0 million standby revolving credit facility with certain of the Greenwich Funds (the "Greenwich Loan Agreement"). The facility was originally available to provide working capital for a period of up to 90 days and was not repaid when matured. The standby credit facility accrues interest at 22% per annum, and is collateralized by interest-only and residual certificates and certain other assets of the Company. No interest has been paid to date related to the Greenwich Loan Agreement; accrued interest under the Greenwich Loan Agreement was $13.1 million at June 30, 2000.

         At June 30, 2000, the Company also had outstanding a $2.9 million credit facility with a financial institution which bears interest at 9% per annum. The credit facility provides for repayment of principal and interest in monthly installments through September 2001. The Company is currently paying interest under this credit facility.

         Interest expense - Greenwich Funds included in the accompanying Consolidated Statement of Operations of $4.6 million and $7.5 million for the three months ended June 30, 2000 and 1999, respectively, and $9.2 million and $15.4 million for the six months ended June 30, 2000 and 1999, respectively, consists of interest charges related to the Greenwich Loan Agreement and the credit facilities that the Greenwich Funds purchased from BankBoston. Interest expense - Greenwich Funds for the six months ended June 30, 1999 also includes amortization of commitment fees and the value attributable to the Class C preferred stock issued and the additional preferred stock issuable to the Greenwich Funds in exchange for its loan under the terms of the Greenwich Loan Agreement. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 4 "Redeemable Preferred Stock" of Notes to Consolidated Financial Statements included therein.)

         NOTES PAYABLE

         At June 30, 2000, $13.3 million was outstanding under notes payable to two individuals related to an acquisition of a company completed by IMC in 1997. These notes matured on July 10, 1999. Since maturity and until paid in full, these notes bear interest at prime (9.5% at June 30, 2000) plus 5% per annum. On November 11, 1999, the Company and certain other parties entered into an intercreditor agreement with the individuals holding such notes. Under that agreement, the holders of those notes agreed to forebear any collection actions so long as the Company repays the obligations owed to these lenders according to an agreed-upon plan and

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


         no event of default occurs. Interest under these notes payable is being paid monthly to the extent monthly receipts from the Company's interest-only and residual cash flows are available under the terms of the individuals' intercreditor agreement and the second amended and restated intercreditor agreements. All accrued and unpaid interest is paid in kind by delivery of additional notes payable.

5.       INTEREST-ONLY AND RESIDUAL CERTIFICATES

         Activity in interest-only and residual certificates consisted of the following:

                                      For the Three Months Ended   For the Six Months Ended
                                                June 30,                    June 30,
                                        ---------     ---------     ---------     ---------
                                           2000          1999          2000         1999
                                        ---------     ---------     ---------     ---------
                                                          (in thousands)

         Beginning balance              $ 145,798     $ 445,833     $ 161,372     $ 468,841
         Increases                             --            --         6,664            --
         Cash receipts                     (5,923)      (30,413)      (19,558)      (53,421)
         Market valuation adjustment      (55,005)      (62,876)      (63,608)      (62,876)
                                        ---------     ---------     ---------     ---------
         Balance, June 30               $  84,870     $ 352,544     $  84,870     $ 352,544
                                        =========     =========     =========     =========

         As a result of adverse market conditions and continuing trends in the portfolio of underlying mortgages, the Company adjusted its loss curve assumptions during the second quarter of 2000. The loss curve assumption used by the Company at June 30, 2000 to approximate the timing of losses over the life of the securitized loans gradually increases from zero in the first six months to 520 basis points after 55 months. The decrease in the estimated value of the interest-only and residual certificates is reflected as a market valuation adjustment in the accompanying Statement of Operations for the three and six months ended June 30, 2000.

         The loss curve assumption used by the Company at December 31, 1999 to approximate the timing of losses over the life of the securitized loans gradually increased from zero in the first six months to 375 basis points after 36 months. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 10 "Interest-Only and Residual Certificates" of Notes to Consolidated Financial Statements included therein.

         Cash receipts from interest-only and residual certificates have been significantly reduced due to delinquency and loss rates associated with the loans in the securitization trusts. Generally, the pooling and servicing agreements for the securitizations require that their related over-collateralization accounts be increased when the delinquency and the loss rates exceed various specified limits. These increases are funded primarily through the cash flow that would otherwise be distributed to the Company in respect to its residual certificates. There can be no assurance that the Company will receive sufficient cash receipts from the interest-only and residual certificates to repay the obligations owed to the Significant Lenders and the Greenwich Funds, whose loans are collateralized by the monthly cash receipts from the interest-only and residual certificates. Additionally, there can be no assurance that the Company will not seek bankruptcy protection in the future.

         On January 27, 2000, the Company sold mortgage loans with a principal balance of

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


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


6.       COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS

         The Company is party to various legal proceedings arising out of the conduct of its business. The Company has accrued certain amounts to defend various legal proceedings and such amounts are included in accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheet at June 30, 2000 and December 31, 1999. Management believes that amounts accrued for defense in connection with these matters are adequate and ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

         The Company is a defendant in a lawsuit pending in the United States District Court, District of Maryland, brought by the two principals and sole shareholders of Central Money Mortgage, Inc. ("CMM"), the assets of which were acquired by the Company in August, 1997, pursuant to the terms of an Asset Purchase Agreement ("Agreement") for $11.0 million in stock of the Company. Additionally, the plaintiffs were to be employed by Central Money Mortgage (IMC), Inc., a subsidiary formed to continue the business of CMM, for a term of five years. A Registration Rights Agreement, executed at the time of the closing, required the Company to prepare and file a Short Form Registration Statement within twenty days after the closing providing the plaintiffs with the ability to sell approximately half of the shares received pursuant to the Agreement. Promptly after the closing, the Company prepared a draft Registration Statement intending to fulfill that obligation, but it was subsequently advised by its outside securities counsel that doing so would create substantial difficulties and adversely affect the registration of a potential debt offering which was in progress.

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

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


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

         On November 12, 1999, the Company's shareholders approved the sale of certain assets to CitiFinancial Mortgage. While the majority of all votes entitled to be cast voted in favor of the transaction, there were a limited number of shareholders who exercised their dissenter's rights. Because it will be unclear for several years whether there are any assets available for distribution to holders of IMC common stock, the Company has taken the position that the fair value of the IMC common stock is negligible and that no material payment should be made. The Company had made an offer to purchase the IMC common stock of the dissenting shareholders based on the trading price of the Company's common stock at the time of the approval by the Company's shareholders of the sale of assets to CitiFinancial Mortgage, which in certain instances was rejected. The Company has filed an action in a court of competent jurisdiction in Florida requesting that the fair value of IMC common stock be determined. The Court shall also determine whether each dissenting shareholder, as to whom the Company requests the court to make such determination, is entitled to receive payment for their shares. The case is in the preliminary discovery stages and management of the Company remains comfortable that its prior offer was fair and reasonable as to the value of the Company's shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The following management's discussion and analysis of the Company's financial condition and results of operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. You can identify forward looking statements by the use of such words as "expect", "estimate", "intend", "project", "budget", "forecast", "anticipate", "plan" and similar expressions. Forward looking statements include all statements regarding IMC's expected financial position, results of operations, cash flows, financing plans, business strategies, capital and other expenditures, plans and objectives of management and markets for stock. All forward looking statements involve risks and uncertainties. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, early termination of the second amended and restated intercreditor agreements or the standstill periods relating to certain of IMC's creditors, increase in prepayment speeds, delinquency, loss and default rates of mortgage loans owned by IMC or constituting a portion of a securitized pool of loans in which the Company holds a residual or interest-only certificate, rapid fluctuation in interest rates, risks related to not hedging against loss of value of IMC's mortgage loan inventory, IMC's success in achieving value in selling its remaining assets and in realizing the value of its interest-only and residual certificates, effects of litigation, representation and warranty claims on previous sales of loans, market forces affecting the price of IMC's common stock and other uncertainties associated with IMC's financial difficulties and other transactions described herein, and other risks identified in IMC Mortgage Company's Securities and Exchange Commission filings.

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

After the sale of assets to CitiFinancial Mortgage, the Company had and continues to have essentially no ongoing operating business, but continues to own assets consisting primarily of cash, accounts receivable, mortgage loans held for sale, interest-only and residual certificates and other assets that are pledged as collateral for the warehouse finance facilities and term debt. The assets are being either held or sold by the Company to attempt to realize the maximum value for these assets and repay its obligations, including the warehouse finance facilities and term debt.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999.

Net loss for the three months ended June 30, 2000 was $68.7 million, representing a decrease of $102.9 million, or 60.0% from net loss of $171.6 million for the three months ended June 30, 1999. The decrease in net loss resulted principally from a decrease in goodwill impairment charge of $77.4 million and a $7.9 million decrease in market valuation adjustment related to the value of the Company's interest only and residual certificates, as well as a $5.2 million decrease in other charges related to losses from the disposal of investments in international operations and closing the Rhode Island branch office location in 1999. The decrease in net loss was also due to a $23.0 million, or 96.8%, decrease in compensation and benefits to $0.8 million for the three months ended June 30, 2000 from $23.7 million for the three months ended June 30, 1999 and a $21.1 million, or 81.0% decrease in selling, general and administrative expenses to $5.0 million for the three months ended June 30, 2000 from $26.1 million for the three months ended June 30, 1999. The decrease in net loss was partially attributable to a $3.3 million, or 48.1%, decrease in other interest expense to $3.6 million for the three months ended June 30, 2000 from $6.9 million for the three months ended June 30, 1999 and a $2.9 million decrease in interest expense and commitment fees associated with the credit facility provided by Greenwich Street Capital Partners II, L.P. and certain related affiliates (the "Greenwich Funds").

The decrease in net loss was partially offset by a decrease in gain on sale of loans of $13.5 million, or 100.0%, to $0 for the three months ended June 30, 2000 from $13.5 million for the three months ended June 30, 1999 and a $12.0 million, or 100.0%, decrease in servicing fees to $0 for the three months ended June 30, 2000 from $12.0 million for the three months ended June 30, 1999. The decrease in net loss was also partially offset by a $6.4 million, or 89.0%, decrease in other revenues to $0.8 million for the three months ended June 30, 2000 from $7.2 million for the three months ended June 30, 1999 and a decrease in net warehouse interest income of $6.0 million, or 103.9%, to net warehouse interest expense of $225 thousand for the three months ended June 30, 2000 from net warehouse interest income of $5.8 million for the three months ended June 30, 1999.

Net loss before taxes was increased by a provision for income taxes of $350 thousand for the three months ended June 30, 2000 compared to a provision for income taxes of $361 thousand for the three months ended June 30, 1999. No income tax benefit has been applied to the net loss for the three months ended June 30, 2000, as the Company determined it cannot be assured that the income tax benefit could be realized in the future.

REVENUES

The following table sets forth information regarding components of the Company's revenues for the three months ended June 30, 2000 and 1999:

                                             For the Three Months
                                                Ended June 30,
                                             2000        1999
                                             -----     --------
                                               (in thousands)

         Gain on sales of loans              $  --     $ 13,528
                                             -----     --------
         Warehouse interest income             559       14,536
         Warehouse interest expense           (784)      (8,737)
                                             -----     --------
            Net warehouse interest income     (225)       5,799
                                             -----     --------
         Servicing fees                         --       11,958
         Other                                 789        7,175
                                             -----     --------
            Total revenues                   $ 564     $ 38,460
                                             =====     ========


Gain on Sales of Loans. For the three months ended June 30, 2000, gain on sales of loans decreased to $0 from $13.5 million for the three months ended June 30, 1999, a 100% decrease. During the three months ended June 30, 2000 and June 30, 1999, no mortgage loans were securitized. Mortgage loans sold in the whole loan market decreased by approximately $342 million, a decrease of approximately 78%, to approximately $98 million for the three months ended June 30, 2000 from approximately $440 million for the three months ended June 30, 1999. The total volume of loans produced decreased by 100.0% to $0 for the three months ended June 30, 2000 as compared with a total volume of approximately $340 million for the three months ended June 30, 1999. On November 15, 1999, the Company sold substantially all of its mortgage loan origination business to CitiFinancial Mortgage.

Net Warehouse Interest Income (Expense). Net warehouse interest income decreased from $5.8 million for the three months ended June 30,1999 to net warehouse interest expense of $225 thousand for the three months ended June 30, 2000. The decrease in net warehouse interest income was primarily due to a decrease in the average balance of mortgage loans held for sale, higher interest rates charged by the Company's warehouse lenders and a greater percentage of the remaining loans held for sale which are non-performing.

Servicing Fees. Servicing fees decreased to $0 for the three months ended June 30, 2000 from $12.0 million for the three months ended March 31, 1999, due to the sale of the Company's servicing portfolio to CitiFinancial Mortgage on November 15, 1999.

Other. Other revenues, consisting principally of prepayment penalties from borrowers who prepay the outstanding balance of their mortgage, decreased to $0.8 million for the three months ended June 30, 2000 from $7.2 million in three months ended June 30, 1999, a decrease of 89.0%, due primarily to the sale of the Company's servicing portfolio to CitiFinancial Mortgage on November 15, 1999. Subsequent to November 15, 1999, the Company collects prepayment penalties only on mortgage loans held for sale.

EXPENSES

The following table sets forth information regarding components of the Company's expenses for the three months ended June 30, 2000 and 1999:

                                                For the Three Months
                                                    Ended June 30,
                                                 2000        1999
                                                -------    --------
                                                   (in thousands)
         Compensation and benefits              $   759    $ 23,747
         Selling, general and administrative      4,960      26,052
         Other interest expense                   3,582       6,905
         Interest expense - Greenwich Funds       4,648       7,499
         Market valuation adjustment             55,005      62,876
         Goodwill impairment charge                  --      77,446
         Other charges                               --       5,179
                                                -------    --------
              Total expenses                    $68,954    $209,704
                                                =======    ========


Compensation and benefits decreased by $23.0 million, or 96.8%, to $0.8 million for the three months ended June 30, 2000 from $23.7 million for the three months ended June 30, 1999, due to the disposal of the Company's eight operating subsidiaries during the third and fourth quarters of 1999 and the sale of the Company's mortgage servicing rights and loan origination business to CitiFinancial Mortgage on November 15, 1999, which resulted in the elimination of substantially all remaining IMC employees on November 15, 1999. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 6 "Disposal of Assets" of Notes to Consolidated Financial Statements included therein).

Selling, general and administrative expenses decreased by $21.1 million, or 81.0%, to $5.0 million for the three months ended June 30, 2000 from $26.1 million for the three months ended June 30, 1999 principally due to a decrease in operating costs and amortization expense related to mortgage servicing rights and goodwill as a result of the disposal of the Company's eight operating subsidiaries during the third and fourth quarters of 1999 and the sale of the Company's mortgage loan servicing business and substantially all the Company's mortgage loan origination business to CitiFinancial Mortgage on November 15, 1999.

Other interest expense decreased by $3.3 million, or 48.1%, to $3.6 million for the three months ended June 30, 2000 from $6.9 million for the three months ended June 30, 1999 principally as a result of decreased interest expense due to decreased interest-only and residual borrowings.

Interest expense - Greenwich Funds decreased by $2.9 million, or 38.0%, to $4.6 million for the three months ended June 30, 2000 from $7.5 million for the three months ended June 30, 1999. Interest expense - Greenwich Funds represents interest charges associated with the Greenwich Loan and the credit facilities the Greenwich Funds purchased from BankBoston.

Market valuation adjustment, which represents a decrease in the estimated fair value of the Company's interest-only and residual certificates, decreased to $55.0 million for the three months ended June 30,

2000 from $62.9 million for the three months ended June 30, 1999. During the second quarter of 2000, as a result of adverse market conditions and continuing trends in the portfolio of underlying mortgages, the Company adjusted its loss curve assumptions. The loss curve assumption used by the Company at June 30, 2000 to approximate the timing of losses over the life of the securitized loans gradually increases from zero in the first six months to 520 basis points after 55 months. See Note 5 "Interest-Only" and Residual Certificates" of Notes to Consolidated Financial Statements included herein. During the second quarter of 1999, as a result of adverse market conditions and trends in the portfolio of underlying mortgages, the Company revised its loss curve assumptions so that expected losses gradually increased from zero in the first six months of the loan to 175 basis points after 36 months. The Company believes the adverse market conditions affecting the non-conforming mortgage industry may limit the borrowers' ability to refinance existing delinquent loans serviced by the Company with other non-conforming mortgage lenders that market their products to borrowers that are less credit worthy. As a result, the frequency of default may increase.

Goodwill impairment charge represents the writedown of goodwill during the three months ended June 30, 1999 resulting from the Company's evaluation of the goodwill associated with the Company's eight operating subsidiaries at June 30, 1999. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 6 "Goodwill Impairment and Loss on Disposal of Subsidiaries" included therein).

Other charges represent losses incurred during the three months ended June 30, 1999 from the disposal of investments in international operations and closing the Rhode Island branch location. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 6 "Goodwill Impairment and Loss on Disposal of Subsidiaries" included therein).

Income Taxes. The provision for income taxes for the three months ended June 30, 2000 was approximately $350 thousand which differed from the federal tax rate of 35% primarily due to state income taxes, the non-deductability for tax purposes of a portion of interest expense - Greenwich Funds and a full valuation allowance established against the deferred tax asset.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999.

Net loss for the six months ended June 30, 2000 was $89.2 million, representing a decrease of $111.2 million, or 55.4%, from net loss of $200.3 million for the six months ended June 30, 1999. The decrease in net loss resulted principally from a decrease in goodwill impairment charge of $77.4 million and a $5.2 million decrease in other charges related to losses from the disposal of investments in international operations and closing the Rhode Island branch office location in 1999. The decrease in net loss was also due to a $51.9 million, or 97.7%, decrease in compensation and benefits to $1.2 million for the six months ended June 30, 2000 from $53.1 million for the six months ended June 30, 1999 and a $36.7 million, or 74.2%, decrease in selling, general and administrative expenses to $12.7 million for the six months ended June 30, 2000 from $49.5 million for the six months ended June 30, 1999. The decrease in net loss was partially attributable to a $8.7 million, or 55.2%, decrease in other interest expense to $7.1 million for the six months ended June 30, 2000 from $15.8 million for the six months ended June 30, 1999 and a $6.2 million decrease in interest expense and commitment fees associated with the credit facility provided by Greenwich Street Capital Partners II, L.P. and certain related affiliates (the "Greenwich Funds").

The decrease in net loss was partially offset by a decrease in gain on sale of loans of $27.7 million, or 87.5%, to $3.9 million for the six months ended June 30, 2000 from $31.6 million for the six months ended June 30, 1999 and a $25.1 million, or 100.0%, decrease in servicing fees to $0 for the six months ended June 30, 2000 from $25.1 million for the six months ended June 30, 1999. The decrease in net loss was also partially offset by a $13.3 million, or 89.8%, decrease in other revenues to $1.5 million for the six months ended June 30, 2000 from $14.8 million for the six months ended June 30, 1999 and a decrease in net warehouse interest income of $12.0 million, or 100.7%, to net warehouse interest expense of $87 thousand for the six months ended June 30, 2000 from net warehouse interest income of $12.0 million for the six months ended June 30, 1999.

Net loss before taxes was increased by a provision for income taxes of $0.7 million for the six months ended June 30, 2000 compared to a provision for income taxes of $4.6 million for the six months ended June 30, 1999. No income tax benefit has been applied to the net loss for the six months ended June 30, 2000, as the Company determined it cannot be assured that the income tax benefit could be realized in the future.

REVENUES

The following table sets forth information regarding components of the Company's revenues for the six months ended June 30, 2000 and 1999:

                                                        For the Six Months
                                                          Ended June 30,
                                                         2000        1999
                                                       -------     --------
                                                          (in thousands)

         Gain on sales of loans                        $ 3,941     $ 31,639
                                                       -------     --------
         Warehouse interest income                       4,127       35,165
         Warehouse interest expense                     (4,214)     (23,211)
                                                       -------     --------
            Net warehouse interest income (expense)        (87)      11,954
                                                       -------     --------
         Servicing fees                                     --       25,130
         Other                                           1,505       14,820
                                                       -------     --------
            Total revenues                             $ 5,359     $ 83,543
                                                       =======     ========


Gain on Sales of Loans. For the six months ended June 30, 2000, gain on sales of loans decreased to $3.9 million from $31.6 million for the six months ended June 30, 1999, a decrease of 87.5%. During the six months ended June 30, 2000 and June 30, 1999, no mortgage loans were securitized. Mortgage loans sold in the whole loan market decreased by approximately $245 million, a decrease of approximately 38%, to approximately $400 million for the six months ended June 30, 2000 from approximately $645 million for the six months ended June 30, 1999. The total volume of loans produced decreased by 100.0% to $0 for the six months ended June 30, 2000 as compared with a total volume of approximately $695 million for the six months ended June 30, 1999. On November 15, 1999, the Company sold substantially all of its mortgage loan origination business to CitiFinancial Mortgage.

Net Warehouse Interest Income (Expense). Net warehouse interest income decreased from net warehouse interest income of $12.0 million for the six months ended June 30, 1999 to net warehouse interest expense of $87 thousand for the six months ended June 30, 2000, a decrease of 100.7%. The decrease in net warehouse interest income was primarily due to a decrease in the average balance of mortgage loans held for sale, higher interest rates charged by the Company's warehouse lenders and a greater percentage of the remaining loans held for sale which are non-performing.

Servicing Fees. Servicing fees decreased to $0 for the six months ended June 30, 2000 from $25.0 million for the six months ended June 30, 1999, due to the sale of the Company's servicing portfolio to CitiFinancial Mortgage on November 15, 1999.

Other. Other revenues, consisting principally of prepayment penalties from borrowers who prepay the outstanding balance of their mortgage, decreased to $1.5 million for the six months ended June 30, 2000 from $14.8 million in six months ended June 30, 1999, a decrease of 89.8 %, due primarily to the sale of the Company's servicing portfolio to CitiFinancial Mortgage on November 15, 1999. Subsequent to November 15, 1999, the Company collects prepayment penalties only on mortgage loans held for sale.


EXPENSES

The following table sets forth information regarding components of the Company's expenses for the six months ended June 30, 2000 and 1999:

                                                 For the Six Months
                                                   Ended June 30,
                                                  2000       1999
                                                -------    --------
                                                   (in thousands)

         Compensation and benefits              $ 1,228    $ 53,097
         Selling, general and administrative     12,742      49,477
         Other interest expense                   7,071      15,789
         Interest expense - Greenwich Funds       9,199      15,379
         Market valuation adjustment             63,608      62,876
         Goodwill impairment charge                  --      77,446
         Other charges                               --       5,179
                                                -------    --------
              Total expenses                    $93,848    $279,243
                                                =======    ========


Compensation and benefits decreased by $51.9 million, or 97.7%, to $1.2 million for the six months ended June 30, 2000 from $53.1 million for the six months ended June 30, 1999, due to the disposal of the Company's eight operating subsidiaries during the third and fourth quarters of 1999 and the sale of the Company's mortgage servicing rights and loan origination business to CitiFinancial Mortgage on November 15, 1999, which resulted in the elimination of substantially all remaining IMC employees on November 15, 1999. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 6 "Disposal of Assets" of Notes to Consolidated Financial Statements included therein).

Selling, general and administrative expenses decreased by $36.7 million, or 74.2%, to $12.7 million for the six months ended June 30, 2000 from $49.5 million for the six months ended June 30, 1999 principally due to a decrease in operating costs and amortization expense related to mortgage servicing rights and goodwill as a result of the disposal of the Company's eight operating subsidiaries during the third and fourth quarters of 1999 and the sale of the Company's mortgage loan servicing business and substantially all the Company's mortgage loan origination business to CitiFinancial Mortgage on

November 15, 1999, offset by an increase in the amount accrued to defend various legal proceedings against the Company (see Note 6 "Commitments and Contingencies" of Notes to Consolidated Financial Statements included herein).

Other interest expense decreased by $8.7 million, or 55.2%, to $7.1 million for the six months ended June 30, 2000 from $15.8 million for the six months ended June 30, 1999 principally as a result of decreased interest expense due to decreased interest-only and residual borrowings.

Interest expense - Greenwich Funds decreased by $6.2 million or 40.2% to $9.2 million for the six months ended June 30, 2000 from $15.4 million for the six months ended June 30, 1999. Interest expense - Greenwich Funds represents interest charges associated with the Greenwich Loan and the credit facilities the Greenwich Funds purchased from BankBoston. For the six months ended June 30, 1999, interest expense - Greenwich Funds also included amortization of commitment fees and the value attributable to the Class C preferred stock issued in connection with the Greenwich Loan Agreement and preferred stock issuable to the Greenwich Funds under the terms of the Greenwich Loan Agreement. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 3 "Warehouse Finance Facilities, Term Debt and Notes Payable" and Note 4 "Redeemable Preferred Stock" of Notes to Consolidated Financial Statements included therein.

Market valuation adjustment, which represents a decrease in the estimated fair value of the Company's interest-only and residual certificates, increased to $63.6 million for the six months ended June 30, 2000 from $62.9 million for the six months ended June 30, 1999. During the second quarter of 2000, as a result of adverse market conditions and continuing trends in the portfolio of underlying mortgages, the Company adjusted its loss curve assumptions. The loss curve assumption used by the Company at June 30, 2000 to approximate the timing of losses over the life of the securitized loans gradually increases from zero in the first six months to 520 basis points after 55 months. See Note 5 "Interest-Only" and Residual Certificates" of Notes to Consolidated Financial Statements included herein. During the second quarter of 1999, the Company, as a result of adverse market conditions and trends in the portfolio of underlying mortgages revised its loss curve assumptions so that expected losses gradually increased from zero in the first six months of the loan to 175 basis points after 36 months. The Company believes the adverse market conditions affecting the non-conforming mortgage industry may limit the borrowers' ability to refinance existing delinquent loans serviced by the Company with other non-conforming mortgage lenders that market their products to borrowers that are less credit worthy. As a result, the frequency of default may increase.

Goodwill impairment charge represents the writedown of goodwill during the six months ended June 30, 1999 resulting from the Company's evaluation of the goodwill associated with the Company's eight operating subsidiaries at June 30, 1999. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 6 "Goodwill Impairment and Loss on Disposal of Subsidiaries" included therein).

Other charges represent losses incurred during the six months ended June 30, 1999 from the disposal of investments in international operations and closing the Rhode Island branch location. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 6 "Goodwill Impairment and Loss on Disposal of Subsidiaries" included therein).

Income Taxes. The provision for income taxes for the six months ended June 30, 2000 was approximately $0.7 million which differed from the federal tax rate of 35% primarily due to state income taxes, the non-deductability for tax purposes of a portion of interest expense - Greenwich Funds and a full valuation allowance established against the deferred tax asset.


FINANCIAL CONDITION

June 30, 2000 Compared to December 31, 1999

Mortgage loans held for sale, net, at June 30, 2000 were $3.6 million, a decrease of $373.9 million, or 99.0%, from mortgage loans held for sale of $377.5 million at December 31, 1999. This decrease resulted primarily from the sale of mortgage loans as the Company attempts to sell its remaining mortgage loans held for sale and pay down its warehouse finance facilities. Borrowings under warehouse financing facilities at June 30, 2000 decreased $412.7 million, or 98.3%, to $7.0 million from borrowings under warehouse financing facilities of $419.7 million at December 31, 1999 due primarily to the repayment of warehouse finance facilities as the mortgage loans are sold. Included in mortgages held for sale, net, at June 30, 2000 and December 31, 1999 was a valuation allowance of $8.5 million and $37.5 million, respectively, representing the amount by which cost exceeds market value on mortgage loans held for sale.

Accounts receivable decreased $25.4 million or 82.3% from $30.9 million at December 31, 1999 to $5.5 million at June 30, 2000, primarily due to receipt of principal and interest collections related to mortgage loans held for sale remitted to the Company by the servicer of the loans.

Interest-only and residual certificates at June 30, 2000 were $84.9 million, representing a decrease of $76.5 million, or 47.4%, from interest-only and residual certificates of $161.4 million at December 31, 1999. The decrease in interest-only and residual certificates resulted from the receipt of cash from the interest-only and residual certificates and a $63.6 million market valuation adjustment representing the decrease in the fair market value of the interest-only and residual certificates. The decrease in interest-only and residual certificates was partially offset by the receipt of a residual certificate, with an estimated fair value of $6.7 million, representing a subordinated interest in the proceeds from a sale of whole loans, which were securitized (see Note 5 "Interest-Only and Residual Certificates" of Notes to Consolidated Financial Statements included herein).

Term debt at June 30, 2000 was $253.1 million, representing a decrease of $19.2 million or 7.1 % from term debt of $272.4 million at December 31, 1999. This decrease was primarily a result of repayment of certain amounts of term debt from cash flows received from interest-only and residual certificates as provided in the intercreditor agreements.

Accounts payable and accrued liabilities increased $2.2 million or 16.6% from $11.3 million at December 31, 1999 to $13.5 million at June 30, 2000 primarily due to an increase in the amount accrued to defend various legal proceedings against the Company (see Note 6 "Commitments and Contingencies" of Notes to Consolidated Financial Statements included herein).

Stockholders' deficit as of June 30, 2000 was $218.1 million, an increase of $90.7 million over stockholders' deficit of $127.5 million at December 31, 1999. Stockholders' deficit increased for the six months ended June 30, 2000 primarily as a result of a net loss of $89.2 million.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2000, the Company used its cash flow from the sale of loans through whole loan sales, net interest income and interest-only and residual certificates to meet its working capital needs. The Company's cash requirements during the six months ended June 30, 2000 included payment of principal and interest costs on borrowings, and operating expenses.

Substantially all the Company's cash and cash equivalents are restricted pursuant to the second amended and restated intercreditor agreements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 3 of Notes to Consolidated Financial Statements included therein. In addition, these second amended and restated intercreditor agreements provide a mechanism for the Company's principal secured creditors who are parties to the intercreditor agreements to release to the Company for its working capital needs a portion of the monthly receipts from the interest-only and residual certificates serving as collateral for those lenders' loans. As more fully described in Note 5 "Interest-Only and Residual Certificates" of Notes to Consolidated Financial Statements included herein, because the cash flow from various interest only and residual certificates has materially decreased in the three months ended June 30, 2000, there can be no assurance that this mechanism will provide sufficient cash flow to cover the Company's working capital needs.

The Company typically has operated, and expects to continue to operate, on a negative operating cash flow basis. During the six months ended June 30, 2000, the Company received cash flows from operating activities of $401.3 million, an increase of $47.7 million from cash flows provided by operating activities of $353.6 million during the six months ended June 30, 1999. During the six months ended June 30, 2000, cash flows used by the Company in financing activities were $432.0 million, an increase of $79.3 million from cash flows used in financing activities of $352.7 million during the six months ended June 30, 1999. The cash flows received from operating activities relate primarily to the sale of mortgage loans held for sale. The cash flows used in financing activities related primarily to the repayment of principal on finance facilities borrowings.

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

At June 30, 2000, the Company had no available credit facilities from the Significant Lenders, the Greenwich Funds or any other source. At June 30, 2000, the amount of warehouse finance facilities which remained outstanding from previously available warehouse finance facilities was as follows:

         Warehouse Finance Facilities                       June 30, 2000
         ----------------------------                       -------------
                                                            (in thousands)

         Bear Stearns                                           $3,594
         DMG                                                     1,268
         Paine Webber                                            2,142
                                                                ------
                                                                $7,004

Outstanding borrowings under the Company's warehouse financing facilities bear interest at rates ranging from LIBOR (6.64% at June 30, 2000) plus 0.75% to LIBOR plus 2.00%, and are collateralized by, among other assets, mortgage loans held for sale. Upon the sale of these mortgage loans, the proceeds are used to pay down the borrowings under these warehouse finance facilities. The Company is currently paying interest related to these warehouse borrowings.

At June 30, 2000, the amount of term debt which remained outstanding from previously available term debt credit facilities was as follows:

         Term Debt                                         June 30, 2000
         ---------                                         -------------
                                                           (in thousands)

         Paine Webber- residual credit facility               $107,493
         Greenwich Funds- credit facility acquired
              from BankBoston N.A                               78,581
         Greenwich Funds-standby revolving
              credit facility                                   38,000
         DMG- residual credit facility                          26,147
         Other                                                   2,917
                                                              --------
                                                              $253,138

Outstanding borrowings under the Company's residual credit facilities with Paine Webber and DMG bear interest at LIBOR plus 3.00%, and are collateralized by, among other assets, the Company's interest in certain interest-only and residual certificates. Upon receipt of cash from the interest-only and residual certificates, the proceeds are used for the Company's working capital needs, in accordance with the second amended and restated intercreditor agreements and to pay down the residual credit facilities. The Company is currently paying interest related to these residual credit facilities.

Credit facilities previously provided by BankBoston N.A. ("BankBoston") matured and the Company was unable to repay its outstanding borrowings under these facilities.The Greenwich

Funds acquired, at a discount, from BankBoston its interest in the credit facilities. These credit facilities bear interest at 9.75%, and are collateralized by interest-only and residual certificates and certain other assets of the Company. The Company is currently paying interest related to these credit facilities.

The Company entered into an agreement for a $38.0 million standby revolving credit facility with certain of the Greenwich Funds (the "Greenwich Loan Agreement"). The facility was originally available to provide working capital for a period of up to 90 days and was not repaid when matured. The standby credit facility accrues interest at 22% per annum, and is collaterialized by interest-only and residual certificates and certain other assets of the Company. No interest has been paid to date related to the Greenwich Loan Agreement; accrued interest related to the Greenwich Loan Agreement was $13.1 million at June 30, 2000.

At June 30, 2000, the Company also had outstanding a $2.9 million credit facility with a financial institution which bears interest at 9% per annum. The credit facility provides for repayment of principal and interest in monthly installments through September 2001. The Company is currently paying interest related to this credit facility.

NOTES PAYABLE

At June 30, 2000, $13.3 million was outstanding under notes payable to two individuals related to an acquisition of a company completed by IMC in 1997. These notes matured on July 10, 1999. Since maturity and until paid in full, these notes bear interest at prime (9.5% at June 30, 2000) plus 5% per annum. On November 11, 1999, the Company and certain other parties entered into an intercreditor agreement with the individuals holding such notes. Under that agreement, the holders of those notes agreed to forebear any collection actions so long as the Company repays the obligations owed to these lenders according to an agreed-upon plan and no event of default occurs. Interest under these notes payable is being paid monthly to the extent cash receipts from the Company's interest-only and residual certificates are available under the terms of the individuals' intercreditor agreement and the second amended and restated intercreditor agreements. All accrued and unpaid interest is paid in kind by delivery of additional notes payable.

RISK MANAGEMENT

Since October 1, 1998 the Company has used a discount rate of 16% to present value the difference (spread) between (i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a normal servicing fee. Based on market volatility in the asset-backed markets and the widening of the spreads demanded by asset-backed investors since September 1998 to acquire newly issued asset-backed securities, there can be no assurance that discount rates utilized by the Company in the future to present value the spread described above will not change, particularly if the spreads demanded by asset-backed investors to acquire newly issued asset-backed securities continues to increase. An increase in the discount rates used to present value the spread described above of 1%, 3% or 5% would result in a corresponding decrease in the value of the interest-only and residual certificates at June 30, 2000 of approximately 4%, 11% and 17% respectively. A decrease in the discount rates used to present value the spread described above of 1%, 3% or 5% would result in an increase in the value of the interest-only and residual certificates at June 30, 2000 of approximately 4%, 14% and 24%, respectively.

INFLATION

Inflation historically has had no material effect on the Company's results of operations. Inflation can have an effect on interest rates, which normally increase during periods of high inflation and decrease during periods of low inflation.

Profitability may be directly affected by the level and fluctuation in interest rates, which may impact interest expense related to the Company's residual finance facility borrowings and may also affect the Company's ability to earn a spread between interest received on its loans and the costs of its warehouse borrowings. During the six months ended June 30, 2000, LIBOR increased from 5.8% to 6.6%, which resulted in increased interest costs related to the Company's residual finance facilities and a decrease in the spread between interest received on the Company's loans and the costs of its warehouse borrowings. The results of operations of the Company will likely continue to be adversely affected during any period of unexpected or rapid changes in interest rates.

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

RECENT DEVELOPMENTS

In April 2000, the Company's employment agreement with Dennis J. Pitocco was amended and restated to (i) change his position to Chairman, President, Chief Executive Officer and Chief Financial Officer, (ii) provide for fixed quarterly bonus compensation payments of $25,000, and (iii) provide that Mr. Pitocco would receive his deferred compensation, in addition to the other trigger events provided in the former employment agreement, upon the occurrence of any event which would constitute a dissolution or bankruptcy of the Company, termination of the then-current Intercreditor/Standstill Agreements other than as a result of the payment in full of the creditors who are parties to such agreements or a distribution of the assets of the Company in liquidation of the Company. The amended employment agreement is attached hereto as an exhibit and is incorporated herein by reference in its entirety.

                           PART II.  OTHER INFORMATION

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings -

The Company is party to various legal proceedings arising out of the conduct of its business. The Company has accrued certain amounts to defend various legal proceedings and such amounts are included in accrued liabilities in the accompanying Consolidated Balance Sheet at June 30, 2000. Management believes that amounts accrued for defense in connection with these matters are adequate and ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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

The case is in discovery but based on the facts that have been developed to date, and consultation with legal counsel, management believes there is little or no evidence to support the plaintiffs' allegations of fraud and it is probable that those counts of the complaint can be successfully defended. The Company conceded that the failure to register the shares is in fact a breach of the Registration Rights Agreement; however, it is the Company's position that the subsequest agreement providing for the issuance of additional shares to the plaintiffs, which was consummated on August 20, 1998, constitutes an accord and satisfaction and any damages sustained by the plaintiffs were as a result of their decision to retain their stock rather than selling it. It appears this issue, as well as whether the plaintiffs were terminated with cause as contended by the Company, or without cause as alleged by the plaintiffs, will ultimately be decided at trial. Management intends to defend such action vigorously.

On November 12, 1999, the Company's shareholders approved the sale of certain assets to CitiFinancial Mortgage. While the majority of all votes entitled to be cast voted in favor of the transaction, there were a limited number of shareholders who exercised their dissenter's rights. Because it will be unclear for several years whether there are any assets available for distribution to holders of IMC common stock, the Company has taken the position that the fair value of the IMC common stock is negligible and that no material payment should be made. The Company had made an offer to purchase the IMC common stock of the dissenting shareholders based on the trading price of the Company's common stock at the time of the approval by the Company's shareholders of the sale of assets to CitiFinancial Mortgage, which in certain instances was rejected. The Company has filed an action in a court of competent jurisdiction in Florida requesting that the fair value of IMC common stock be determined. The Court shall also determine whether each dissenting shareholder, as to whom the Company requests the court to make such determination, is entitled to receive payment for their shares. The case is in the preliminary discovery stages and management of the Company remains comfortable that its prior offer was fair and reasonable as to the value of the Company's shares.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities -

At June 2000, the Company was not in compliance with certain financial covenants related to its credit facilities with Paine Webber Real Estate Securities, Inc., Bear Stearns Home Equity Trust, and Aspen Funding Corp. and German American Capital Corporation, subsidiaries of Deutsche Bank North America Holding Corp. (collectively, the "Significant Lenders"). As described in Note 4 "Warehouse Finance Facilities, Term Debt and Notes Payable" to the Consolidated Financial Statements included herein, the Company entered into a second amended and restated intercreditor agreements with the Significant Lenders which provide for the Significant Lenders to "stand-still" and keep outstanding balances under their facilities in place, subject to certain conditions, as the Company repays the obligations owed to these lenders according to an agreed upon plan.

Item 4.  Submission of Matters to a Vote of Security Holders -

The annual meeting of stockholders was held on June 28, 2000.

         Election of Directors - Mr. Dennis J. Pitocco was elected to the Board for a term of three years.

There were 22,991,037 votes cast in favor of the resolution and 552,393 votes cast against the resolution. Ms. Jean Schwindt was elected to the Board for a term of two years. There were 22,993,292 votes cast in favor of the resolution and 550,138 votes cast against the resolution. Mr. David Rosenthal was elected to the Board for a term of one year. There were 22,991,037 votes cast in favor of the resolution and 552,393 votes cast against the resolution.

         Ratification of the Appointment of Grant Thornton L.L.P. as Independent Accountants for the Company for the fiscal year ending December 31, 2000 - The appointment of Grant Thornton L.L.P. as independent accountants for the Company for the fiscal year ending December 31, 2000 was ratified. There were 23,073,754 votes cast in favor of the ratification, 373,506 votes cast against the ratification and 96,170 votes abstained.


Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K -

         A.       Exhibits

                  10.88 - First Amended and Restated Employment Agreement
                          between IMC Mortgage Company and Dennis J. Pitocco

                  27    - Financial Data Schedule  (for SEC use only)

                  99    - Report of Independent Certified Public Accountants

         B.       Reports on Form 8-K - None.




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 14, 2000                    IMC MORTGAGE COMPANY



                                         By: /s/ Dennis J. Pitocco
                                            ----------------------------------
                                                 Dennis J. Pitocco, Chief
                                                 Executive Officer, President,
                                                 Chief Operating Officer, Chief
                                                 Financial Officer and Director