Form 10-Q
period 2000-09-30
IMC MORTGAGE CO
filed 2000-11-14
CIK 1012623

                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                          Commission file No. 333-3954


                              IMC MORTGAGE COMPANY
               --------------------------------------------------
               (Exact name of issuer as specified in its Charter)



          Florida                                            59-3350574
------------------------------                          ----------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                          identification number)



                   10014 NORTH DALE MABRY HIGHWAY, SUITE 101
                              TAMPA, FLORIDA 33618
                    ----------------------------------------
                    (Address of Principal Executive Offices)


         Issuer's telephone number, including area code: (813) 968-9851
                                                         --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
Yes  [X]     No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:




Title of each Class:                            Outstanding at November 10, 2000
--------------------------------------          --------------------------------
Common Stock, par value $.01 per share          34,157,380

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                  Page
                                                                                ----

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                    September 30, 2000 and December 31, 1999                     1

                  Consolidated Statements of Operations
                    for the three months and the nine months ended
                     September 30, 2000 and September 30, 1999                   2

                  Consolidated Statements of Cash Flows
                    for the nine months ended September 30, 2000
                     and September 30, 1999                                      3

                  Notes to Consolidated Financial Statements                     4

 Item 2.          Management's Discussion and Analysis of
                    Results of Operations and Financial Condition               14


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                             30

Item 2.           Changes in Securities                                         31

Item 3.           Defaults Upon Senior Securities                               31

Item 4.           Submission of Matters to a Vote of Security Holders           31

Item 5.           Other Information                                             31

Item 6.           Exhibits and Reports on Form 8-K                              32

                         PART I. FINANCIAL INFORMATION

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     September 30,             December 31,
                           ASSETS                                        2000                      1999
                                                                     -------------             ------------
                                                                     (Unaudited)

Cash and cash equivalents (See Note 1)                                $  15,556                 $  54,318
Accrued interest receivable                                                 513                     5,798
Accounts receivable                                                       3,510                    30,884
Mortgage loans held for sale, net                                         2,255                   377,494
Interest-only and residual certificates                                  71,808                   161,372
Other assets                                                              5,200                    11,560
                                                                      ---------                 ---------
  Total assets                                                        $  98,842                 $ 641,426
                                                                      =========                 =========


         LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Warehouse finance facilities                                       $   4,210                 $ 419,743
   Term debt                                                            249,789                   272,373
   Notes payable                                                         13,504                    12,974
   Accounts payable and accrued liabilities                              10,904                    11,308
   Accrued interest payable                                              17,118                    12,204
                                                                      ---------                 ---------
      Total liabilities                                                 295,525                   728,602
                                                                      ---------                 ---------

Commitments and contingencies (Note 6)

Redeemable preferred stock (redeemable at
   maturity at $100 per share and, under certain
   circumstances, upon a change in control)                              42,491                    40,280
                                                                      ---------                 ---------

Stockholders' deficit:
   Common stock, par value $.01 per share; 50,000,000
   authorized; 34,157,380 shares issued and outstanding                     342                       342
   Additional paid-in capital                                           251,937                   251,937
   Accumulated deficit                                                 (491,453)                 (379,735)
                                                                       --------                 ---------
  Total stockholders' deficit                                          (239,174)                 (127,456)
                                                                      ---------                 ---------

  Total liabilities and stockholders' deficit                         $  98,842                 $ 641,426
                                                                      =========                 =========


          See accompanying notes to Consolidated Financial Statements

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (Unaudited)


                                                            For the Three Months                      For the Nine Months
                                                             Ended September 30,                       Ended September 30,
                                                      ---------------------------------         ---------------------------------
                                                          2000                 1999                 2000                 1999
                                                      ------------         ------------         ------------         ------------
Revenues:
   Gain on sales of loans                             $         --         $      5,738         $      3,941         $     37,377
                                                      ------------         ------------         ------------         ------------
   Warehouse interest income                                   524               13,361                4,651               48,526
   Warehouse interest expense                                 (105)              (9,280)              (4,320)             (32,491)
                                                      ------------         ------------         ------------         ------------
       Net warehouse interest income                           419                4,081                  331               16,035
                                                      ------------         ------------         ------------         ------------

   Servicing fees                                               --               11,448                   --               36,578
   Other                                                       625                5,590                2,131               20,410
                                                      ------------         ------------         ------------         ------------
      Total servicing fees and other                           625               17,038                2,131               56,988
                                                      ------------         ------------         ------------         ------------

     Total revenues                                          1,044               26,857                6,403              110,400
                                                      ------------         ------------         ------------         ------------

Expenses:
   Compensation and benefits                                   223               18,061                1,451               71,158
   Selling, general and administrative                       2,036               28,228               14,778               77,705
   Other interest expense                                    3,596                7,713               10,667               23,502
   Interest expense-Greenwich Funds (Note 4)                 4,820                9,105               14,019               24,484
   Market valuation adjustment (Note 5)                     10,687               11,521               74,295               74,397
   Goodwill impairment charge                                   --                7,981                   --               85,427
   Other charges                                                --                7,996                   --               13,175
                                                      ------------         ------------         ------------         ------------
     Total expenses                                         21,362               90,605              115,210              369,848
                                                      ------------         ------------         ------------         ------------

Loss before provision for
      income taxes                                         (20,318)             (63,748)            (108,807)            (259,448)
Provision for income taxes                                      --                  772                  700                5,419
                                                      ------------         ------------         ------------         ------------

Net loss                                              $    (20,318)        $    (64,520)        $   (109,507)        $   (264,867)
                                                      ============         ============         ============         ============

Net loss per common share:
     Basic                                            $      (0.62)        $      (1.91)        $      (3.27)        $      (7.81)
                                                      ============         ============         ============         ============
     Diluted                                          $      (0.62)        $      (1.91)        $      (3.27)        $      (7.81)
                                                      ============         ============         ============         ============

Weighted average number of shares outstanding:
     Basic                                              34,157,380           34,201,380           34,157,380           34,208,085
     Diluted                                            34,157,380           34,201,380           34,157,380           34,208,085


          See Accompanying Notes to Consolidated Financial Statements

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)


                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                      -----------------------------------
                                                                         2000                      1999
                                                                      ---------                 ---------
Cash flows from operating activities:
   Net loss                                                           $(109,507)                $(264,867)
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
     Goodwill impairment charge                                              --                    85,427
     Interest expense - Greenwich Funds                                      --                     5,500
     Depreciation and amortization                                           --                    19,931
     Other                                                                  530                       117
     Net loss on sale of joint venture                                       --                     2,592
     Net loss on disposal of Rhode Island branch                             --                     2,587
     Net loss on disposal of subsidiaries                                    --                     8,309
     Net change in operating assets and liabilities:
       Decrease in mortgages loans held for sale, net                   375,239                   431,873
       Decrease in accrued interest receivable                            5,285                     3,437
       Decrease in interest-only and residual certificates               89,564                   154,708
       Decrease in other assets                                           6,360                     1,064
       Decrease (increase) in accounts receivable                        27,374                   (18,472)
       Decrease in income tax receivable                                     --                     5,113
       Increase in accrued interest payable                               4,914                     6,675
       Decrease in accounts payable and accrued liabilities                (404)                      504
                                                                      ---------                 ---------
              Net cash provided by operating activities                 399,355                   444,498
                                                                      ---------                 ---------

Investing activities:
   Investment in joint venture                                               --                      (638)
   Purchase of property, furniture, fixtures and equipment                   --                    (1,835)
   Other                                                                     --                       166
                                                                      ---------                 ---------
              Net cash used in investing activities                          --                    (2,307)
                                                                      ---------                 ---------

Financing activities:
   Net decrease in warehouse finance facilities                        (415,533)                 (416,123)
   Term debt borrowings                                                      --                   214,340
   Term debt repayments                                                 (22,584)                 (236,654)
                                                                      ---------                 ---------
              Net cash used in financing activities                    (438,117)                 (438,437)
                                                                      ---------                 ---------

Net decrease in cash and cash equivalents                               (38,762)                    3,754
Cash and cash equivalents, beginning of period                           54,318                    15,454
                                                                      ---------                 ---------
Cash and cash equivalents, end of period                              $  15,556                 $  19,208
                                                                      =========                 =========

Supplemental disclosure cash flow information:
       Cash paid during the period for interest                       $  24,092                 $  68,302
                                                                      =========                 =========
       Cash paid during the period for taxes                          $      66                 $     404
                                                                      =========                 =========


          See accompanying Notes to Consolidated Financial Statements

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


1.       ORGANIZATION AND BASIS OF PRESENTATION:

         Prior to November 15, 1999, IMC Mortgage Company and its wholly-owned subsidiaries (the "Company" or "IMC") purchased and originated mortgage loans made to borrowers who may not have otherwise qualified for conventional loans for the purpose of securitization and whole loan sale. Prior to 1999, the Company typically securitized these mortgages into the form of a Real Estate Mortgage Investment Conduit ("REMIC") or owner trust. During 1999 and the nine months ended September 30, 2000, the Company sold loans on a whole loan sale basis.

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

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


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


2.       RECENT ACCOUNTING PRONOUNCEMENTS:

         In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), which replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not anticipate that the application of the provisions of SFAS 140 will have a material impact on the Company's statement of operations or balance sheet.

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

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


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

         Amounts used in the determination of basic and diluted earnings per share are shown in the table below:


                                                   For the Three Months Ended     For the Nine months Ended
                                                          September 30,                 September 30,
                                                   --------------------------    ---------------------------
                                                      2000           1999          2000            1999
                                                   -----------    -----------    ----------     -----------
                                                                    (dollars in thousands)

  Net loss                                         $   (20,318)   $   (64,520)   $ (109,507)    $  (264,867)
  Less accretion of preferred stock                       (737)          (737)       (2,211)         (2,211)
                                                   -----------    -----------    ----------     -----------
  Net loss available to common stockholders        $   (21,055)   $   (65,257)   $ (111,718)    $  (267,078)
                                                   ===========    ===========    ==========     ===========

  Weighted average shares outstanding               34,157,380     34,201,380    34,157,380      34,208,085
                                                   ===========    ===========    ==========     ===========


         For the three and nine months ended September 30, 2000 and 1999, there were no adjustments for stock warrants, stock options, contingently issuable shares and convertible preferred stock in computing the diluted weighted average number of shares outstanding as their effect was antidilutive.


4.       WAREHOUSE FINANCE FACILITIES, TERM DEBT AND NOTES PAYABLE:

         Warehouse Finance Facilities and Term Debt

         As described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, on November 15, 1999 the Company consummated the sale of its mortgage loan servicing business, substantially all of its mortgage loan origination business and certain other assets to CitiFinancial Mortgage. Simultaneously, the Company entered into second amended and restated intercreditor agreements with Paine Webber Real Estate Securities, Inc. ("Paine Webber"), Bear Stearns Home Equity Trust ("Bear Stearns") and Aspen Funding Corp. and German American Capital Corporation, subsidiaries of Deutsche Bank of North American Holding Corp ("DMG") (collectively, the "Significant Lenders"), and Greenwich Street Capital Partners II, L.P. and certain of its affiliates (the "Greenwich Funds").

         Under these agreements, the lenders agreed to keep their respective facilities in place so long as the obligations owed to those lenders are repaid in accordance with the terms of these

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


         agreements and certain events of default as described in these agreements do not occur. Each of the Significant Lenders and the Greenwich Funds has indicated that they will not make any additional advances under their facilities.

         In addition, the second amended and restated intercreditor agreements described above provide a mechanism for the Company's principal secured creditors who are parties to the intercreditor agreements to release to the Company for its working capital needs a portion of the monthly receipts from the interest-only and residual certificates, if any, serving as collateral for those lenders' loans. As more fully described in Note 5 "Interest-Only and Residual Certificates," because the cash flow from various interest-only and residual certificates has materially decreased in the three months ended September 30, 2000, there can be no assurance that this mechanism will provide sufficient cash flow to cover the Company's working capital needs.

         At September 30, 2000, the Company had no available credit facilities from the Significant Lenders, the Greenwich Funds or any other source. At September 30, 2000, the amount of warehouse finance facilities which remained outstanding from previously available warehouse finance facilities was as follows:


                  Warehouse Finance Facilities                    September 30, 2000
                  -----------------------------------             ------------------
                                                                    (in thousands)

                  Bear Stearns                                         $   2,478
                  DMG                                                        490
                  Paine Webber                                             1,242
                                                                       ---------
                                                                       $   4,210
                                                                       =========


         Outstanding borrowings under the Company's warehouse financing facilities bear interest at rates ranging from LIBOR (6.62% at September 30, 2000) plus 0.75% to LIBOR plus 2.00%, and are collateralized by, among other assets, mortgage loans held for sale. Upon the sale of these mortgage loans, the proceeds are used to pay down the borrowings under these warehouse finance facilities. The Company is currently paying interest related to these warehouse borrowings.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


         At September 30, 2000, the amount of term debt which remained outstanding from previously available term debt credit facilities was as follows:


        Term Debt                                         September 30, 2000
        -----------                                       ------------------
                                                            (in thousands)

        Paine Webber-residual credit facility                 $ 106,197
        Greenwich Funds-credit facility acquired
                 from BankBoston N.A.                            77,480
        Greenwich Funds-standby revolving
                 credit facility                                 38,000
        DMG-residual credit facility                             25,778
        Other                                                     2,334
                                                             ----------
                                                             $  249,789
                                                             ==========


         Outstanding borrowings under the Company's residual credit facilities with Paine Webber and DMG bear interest at LIBOR plus 3.00%, and are collateralized by, among other assets, the Company's interest in certain interest-only and residual certificates. Upon receipt of cash from the interest-only and residual certificates, if any, the proceeds are used for the Company's working capital needs, in accordance with the second amended and restated intercreditor agreements and to pay down the residual credit facilities. The Company is currently paying interest related to these residual credit facilities.

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

         The Company entered into an agreement for a $38.0 million standby revolving credit facility with certain of the Greenwich Funds (the "Greenwich Loan Agreement"). The facility was originally available to provide working capital for a period of up to 90 days and was not repaid when matured. The standby credit facility accrues interest at 22% per annum, and is collateralized by interest-only and residual certificates and certain other assets of the Company. No interest has been paid to date related to the Greenwich Loan Agreement; accrued interest under the Greenwich Loan Agreement was $16.0 million at September 30, 2000.

         At September 30, 2000, credit facility with a financial institution which bears interest at 9% per annum. On October 26, 2000, the Company entered into a forbearance agreement with the financial institution whereby the Company made loan repayments to the financial institution and permitted the financial institution to liquidate certain cash collateral aggregating $1.6 million and the financial institution agreed to forbear from exercising its rights and remedies under the credit facility until the earlier of December 31, 2001 or the occurrence of

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


         and event of default under the forbearance agreement. The remaining obligation of $731 thousand obligations is payable in full on December 31, 2001 without interest.

         Interest expense - Greenwich Funds included in the accompanying Consolidated Statement of Operations of $4.8 million and $9.1 million for the three months ended September 30, 2000 and 1999, respectively, and $14.0 million and $24.5 million for the nine months ended September 30, 2000 and 1999, respectively, consists of interest charges related to the Greenwich Loan Agreement and the credit facilities that the Greenwich Funds purchased from BankBoston. Interest expense - Greenwich Funds for the nine months ended September 30, 1999 also includes amortization of commitment fees and the value attributable to the Class C preferred stock issued and the additional preferred stock issuable to the Greenwich Funds in exchange for its loan under the terms of the Greenwich Loan Agreement. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 4 "Redeemable Preferred Stock" of Notes to Consolidated Financial Statements included therein.)

         NOTES PAYABLE

         At September 30, 2000, $13.5 million was outstanding under notes payable to two individuals related to an acquisition of a company completed by IMC in 1997. These notes matured on July 10, 1999. Since maturity and until paid in full, these notes bear interest at prime (9.5% at September 30, 2000) plus 5% per annum. On November 11, 1999, the Company and certain other parties entered into an intercreditor agreement with the individuals holding such notes. Under that agreement, the holders of those notes agreed to forebear any collection actions so long as the Company repays the obligations owed to these lenders according to an agreed-upon plan and no event of default occurs. Interest under these notes payable is being paid monthly to the extent monthly receipts from the Company's interest-only and residual cash flows, if any, are available under the terms of the individuals' intercreditor agreements and the second amended and restated intercreditor agreements. As more fully described in Note 5 "Interest-Only and Residual Certificates," the cash flow from various interest-only and residual certificates has materially decreased in the three months ended September 30, 2000. During the three and nine months ended September 30, 2000, $115 thousand and $294 thousand of interest has been paid. All accrued and unpaid interest at September 30, 2000, totaling $834 thousand, has been paid in kind by delivery of additional notes payable.

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


5.       INTEREST-ONLY AND RESIDUAL CERTIFICATES

         Activity in interest-only and residual certificates consisted of the following:


                                           For the Three Months Ended    For the Nine months Ended
                                                  September 30,                 September 30,
                                           --------------------------    -------------------------
                                             2000            1999          2000            1999
                                           --------        --------      --------        --------
                                                                (in thousands)
   Beginning balance                       $ 84,870        $352,544      $161,372        $468,841
   Increases                                     --              --         6,664              --
   Cash receipts                             (2,375)        (26,890)      (21,933)        (80,311)
   Market valuation adjustment              (10,687)        (11,521)      (74,295)        (74,397)
                                           --------        --------      --------        --------
   Balance, September 30                   $ 71,808        $314,133      $ 71,808        $314,133
                                           ========        ========      ========        ========


         As a result of adverse market conditions and continuing trends in the portfolio of underlying mortgages, the Company adjusted its loss curve assumptions during the third quarter of 2000. The loss curve assumption used by the Company at September 30, 2000 to approximate the timing of losses over the life of the securitized loans gradually increases from zero in the first six months to 491 basis points after 55 months. The decrease in the estimated value of the interest-only and residual certificates is reflected as a market valuation adjustment in the accompanying Statement of Operations for the three and nine months ended September 30, 2000. The loss curve assumption used by the Company at September 30, 1999 to approximate the timing of losses over the life of the securitized loans gradually increased from zero in the first nine months to 275 basis points after 30 months.

         Cash receipts from interest-only and residual certificates have been significantly reduced due to delinquency and loss rates associated with the loans in the securitization trusts. Generally, the pooling and servicing agreements for the securitizations require that their related over-collateralization accounts be increased when the delinquency and the loss rates exceed various specified limits. These increases are funded primarily through the cash flow that would otherwise be distributed to the Company in respect to its interest-only and residual certificates. There can be no assurance that the Company will receive sufficient cash receipts from the interest-only and residual certificates to repay the obligations owed to the Significant Lenders and the Greenwich Funds, whose loans are collateralized by the monthly cash receipts from the interest-only and residual certificates. Additionally, there can be no assurance that the Company will not seek bankruptcy protection in the future.

         In addition, the significant reductions in cash received with respect to the Company's interest-only and residual certificates pose a material risk that the Company will not have sufficient cash to continue its operations. In fact, unless the various creditors which are subject to the inter-creditor agreements with the Company agree to material (or, perhaps, total) deferrals in interest payments currently being required of the Company, the Company estimates that it will run out of the cash needed to maintain its operations as early as the first quarter of 2001. Even if those creditors agree to the requested deferrals, there can still be no assurance that the Company will have sufficient cash to sustain its operations beyond the second quarter of 2001. The Company may well be forced to seek protection under the United States bankruptcy laws

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


         if the cash flow from the Company's interest-only and residual certificates do not materially improve in early 2001.

         On January 27, 2000, the Company sold mortgage loans with a principal balance of approximately $265 million to EMC Mortgage Corporation ("EMC"), an affiliate of Bear Stearns. The loans were sold on a service released basis and were securitized by EMC. The Company received consideration in the form of cash and an interest-only and residual certificate, having an estimated fair value of $6.7 million, representing a subordinated interest in the proceeds of the securitization by EMC.


6.       COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS

         The Company is party to various legal proceedings arising out of the conduct of its business. The Company has accrued certain amounts to defend various legal proceedings and such amounts are included in accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheet at September 30, 2000 and December 31, 1999. Management believes that amounts accrued for defense in connection with these matters are adequate and ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company. However, due to the Company's estimated cash flow (see Note 5 above), any adverse determination in those legal proceedings could have a material and adverse effect on the Company's cash flow and its ability to continue its operations.

         The Company is a defendant in a lawsuit pending in the United States District Court, District of Maryland, brought by the two principals and sole shareholders of Central Money Mortgage, Inc. ("CMM"), the assets of which were acquired by the Company in August, 1997, pursuant to the terms of an Asset Purchase Agreement ("Agreement") for $11.0 million in stock of the Company. The plaintiffs were to be employed by Central Money Mortgage (IMC), Inc., a subsidiary formed to continue the business of CMM, for a term of five years. A Registration Rights Agreement, executed at the time of the closing, required the Company to prepare and file a Short Form Registration Statement within twenty days after the closing to enable the plaintiffs to sell approximately half of the shares received pursuant to the Agreement. Promptly after the closing, the Company prepared a draft Registration Statement intending to fulfill that obligation, but was subsequently advised by its outside counsel not to file the registration statement.

         The parties agreed that if the value of the shares which were to have been registered was less on August 19, 1998 (the date the stock could be sold under Rule 144 without being registered), than it was at the closing date one year earlier, the Company would issue to the plaintiffs sufficient additional shares so that the total value of shares which were to have been registered, when added to the value of the additional shares (all valued twelve months after closing), would equal the value of the shares which were to have been registered at closing. Therefore,

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


         on August 20, 1998, the Company issued 96,790 additional shares to the plaintiffs.

         The Company's stock, which was selling at $12.87 per share on August 20, 1998, fell dramatically thereafter. If the plaintiffs had sold their shares in August 1998 when they received the additional shares, they would have sustained no loss as a result of the Company's inability to register the shares as originally agreed. However, they failed to do so and are seeking damages in this action.

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

         The discovery in this case has now been concluded and the Company believes that based on the facts that have been developed to date and consultation with legal counsel there is little or no evidence to support the plaintiffs' allegations of fraud and that it is probable those counts of the complaint can be successfully defended. Regarding the issue as to whether the Company's failure to register the shares was a breach of the Registration Rights Agreement, it is the Company's position that the subsequent agreement providing for the issuance of additional shares to the plaintiffs, which was consummated on August 20, 1998, constitutes an accord and satisfaction and any damages sustained by the plaintiffs were as a result of their decision to retain their stock. The Plaintiffs and the Company have filed cross motions for summary judgment; however, it appears the issue of breach of contract, as well as whether the plaintiffs were terminated with cause as contended by the Company or without cause as alleged by the plaintiffs, will ultimately be decided at trial. Management intends to defend such action vigorously.

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

                     IMC MORTGAGE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


         The case is in the preliminary discovery stages and management of the Company believes that its prior offer represents the fair and reasonable value of the Company's shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The following management's discussion and analysis of the Company's financial condition and results of operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. You can identify forward looking statements by the use of such words as "expect", "estimate", "intend", "project", "budget", "forecast", "anticipate", "plan" and similar expressions. Forward looking statements include all statements regarding IMC's expected financial position, results of operations, cash flows, financing plans, business strategies, capital and other expenditures, plans and objectives of management and markets for stock. All forward looking statements involve risks and uncertainties. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, early termination of the second amended and restated intercreditor agreements or the standstill periods relating to certain of IMC's creditors, increase in prepayment speeds, delinquency, loss and default rates of mortgage loans owned by IMC or constituting a portion of a securitized pool of loans in which the Company holds a residual or interest-only certificate, rapid fluctuation in interest rates, reductions in cash flow from interest-only and residual certificates, inadequate cash to maintain the Company's operations, risks related to not hedging against loss of value of IMC's mortgage loan inventory, IMC's success in achieving value in selling its remaining assets and in realizing the value of its interest-only and residual certificates, effects of litigation, representation and warranty claims on previous sales of loans, market forces affecting the price of IMC's common stock and other uncertainties associated with IMC's financial difficulties and other transactions described herein, and other risks identified in IMC Mortgage Company's Securities and Exchange Commission filings.

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

There can be no assurance that the Company will be able to maximize the value of its remaining assets and have adequate proceeds and resources to satisfy its creditors and provide any value to the Company's shareholders or that the Company will not seek bankruptcy protection in the future. See Note 5 of Notes to Consolidated Financial Statements included herein for a more detailed statement of the possible negative effect of reduced cash flow on the Company and its operations.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.

Net loss for the three months ended September 30, 2000 was $20.3 million, representing a decrease of $44.2 million, or 68.5%, from net loss of $64.5 million for the three months ended September 30, 1999. The decrease in net loss resulted principally from a $17.8 million, or 98.8%, decrease in compensation and benefits to $0.2 million for the three months ended September 30, 2000 from $18.1 million for the three months ended September 30, 1999 and a $26.2 million, or 92.8%, decrease in selling, general and administrative expenses to $2.0 million for the three months ended September 30, 2000 from $28.2 million for the three months ended September 30, 1999. The decrease in net loss was also due to a decrease in goodwill impairment charge of $8.0 million and a $834 thousand decrease in market valuation adjustment related to the value of the Company's interest only and residual certificates, as well as a $8.0 million decrease in other charges, which related to losses and expenses incurred during the three months ended September 30, 1999 related to the disposal of the Company's eight operating subsidiaries. The decrease in net loss was partially attributable to a $4.1 million, or 53.4%, decrease in other interest expense to $3.6 million for the three months ended September 30, 2000 from $7.7 million for the three months ended September 30, 1999 and a $4.3 million decrease in interest expense - Greenwich Funds associated with the credit facility provided by Greenwich Street Capital Partners II, L.P. and certain related affiliates (the "Greenwich Funds").

The decrease in net loss was partially offset by a decrease in gain on sale of loans of $5.7 million, or 100.0%, to $0 for the three months ended September 30, 2000 from $5.7 million for the three months ended September 30, 1999 and a $11.4 million, or 100.0%, decrease in servicing fees to $0 for the three months ended September 30, 2000 from $11.4 million for the three months ended September 30, 1999. The decrease in net loss was also partially offset by a $5.0 million, or 88.8%, decrease in other revenues to $625 thousand for the three months ended September 30, 2000 from $5.6 million for the three months ended September 30, 1999 and a decrease in net warehouse interest income of $3.7 million, or 89.7%, to net warehouse interest income of $419 thousand for the three months ended September 30, 2000 from net warehouse interest income of $4.1 million for the three months ended September 30, 1999.

The provision for income taxes was zero for the three months ended September 30, 2000 compared to a provision for income taxes of $772 thousand for the three months ended September 30, 1999. No income tax benefit has been applied to the net loss for the three months ended September 30, 2000, as the Company determined it cannot be assured that the income tax benefit could be realized in the future.

REVENUES

The following table sets forth information regarding components of the Company's revenues for the three months ended September 30, 2000 and 1999:


                                                                           For the Three Months
                                                                             Ended September 30,
                                                                      -----------------------------------
                                                                        2000    (in thousands)    1999
                                                                      ---------                 ---------

   Gain on sales of loans                                             $       0                 $   5,738
                                                                      ---------                 ---------
   Warehouse interest income                                                524                    13,361
   Warehouse interest expense                                              (105)                   (9,280)
                                                                      ---------                 ---------
     Net warehouse interest income                                          419                     4,081
                                                                      ---------                 ---------
   Servicing fees                                                            --                    11,448
   Other                                                                    625                     5,590
                                                                      ---------                 ---------
     Total revenues                                                   $   1,044                 $  26,857
                                                                      =========                 =========


Gain on Sales of Loans. For the three months ended September 30, 2000, gain on sales of loans decreased to $0 from $5.7 million for the three months ended September 30, 1999, a 100% decrease. During the three months ended September 30, 2000 and September 30, 1999, no mortgage loans were securitized. Mortgage loans sold in the whole loan market decreased by approximately $342.0 million, a decrease of approximately 99%, to approximately $5.0 million for the three months ended September 30, 2000 from approximately $347.0 million for the three months ended September 30, 1999. The total volume of loans produced decreased by 100.0% to $0 for the three months ended September 30, 2000 as compared with a total volume of approximately $263.0 million for the three months ended September 30, 1999. On November 15, 1999, the Company sold substantially all of its mortgage loan origination business to CitiFinancial Mortgage.

Net Warehouse Interest Income. Net warehouse interest income decreased from $4.1 million for the three months ended September 30, 1999 to $419 thousand for the three months ended September 30, 2000. The decrease in net warehouse interest income was primarily due to a decrease in the average balance of mortgage loans held for sale, higher interest rates charged by the Company's warehouse lenders and a greater percentage of the remaining loans held for sale which are non-performing.

Servicing Fees. Servicing fees decreased to $0 for the three months ended September 30, 2000 from $11.4 million for the three months ended September 30, 1999, due to the sale of the Company's servicing portfolio to CitiFinancial Mortgage on November 15, 1999.

Other. Other revenues, consisting principally of prepayment penalties from borrowers who prepay the outstanding balance of their mortgage, decreased to $ 0.6 million for the three months ended September 30, 2000 from $5.6 million for three months ended September 30, 1999, a decrease of 88.8%, due primarily to the sale of the Company's servicing portfolio to CitiFinancial Mortgage on November 15, 1999. Subsequent to November 15, 1999, the Company collects prepayment penalties only on mortgage loans held for sale.

EXPENSES

The following table sets forth information regarding components of the Company's expenses for the three months ended September 30, 2000 and 1999:


                                                                            For the Three Months
                                                                              Ended September 30,
                                                                      ----------------------------------
                                                                         2000   (in thousands)    1999
                                                                      ---------                 ---------
   Compensation and benefits                                          $     223                 $  18,061
   Selling, general and administrative                                    2,036                    28,228
   Other interest expense                                                 3,596                     7,713
   Interest expense - Greenwich Funds                                     4,820                     9,105
   Market valuation adjustment                                           10,687                    11,521
   Goodwill impairment charge                                                --                     7,981
   Other charges                                                             --                     7,996
                                                                      ---------                 ---------
       Total expenses                                                 $  21,362                 $  90,605
                                                                      =========                 =========


Compensation and benefits decreased by $17.8 million, or 98.8%, to $223 thousand for the three months ended September 30, 2000 from $18.1 million for the three months ended September 30, 1999, due to the disposal of the Company's eight operating subsidiaries during the third and fourth quarters of 1999 and the sale of the Company's mortgage servicing rights and loan origination business to CitiFinancial Mortgage on November 15, 1999, which resulted in the elimination of substantially all remaining IMC employees on November 15, 1999. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 6 "Disposal of Assets" of Notes to Consolidated Financial Statements included therein.)

After the sale of assets to CitiFinancial Mortgage on November 15, 1999, the Company had and continues to have essentially no ongoing operating business. Selling, general and administrative expenses for the three months ended September 30, 2000 primarily consist of valuation adjustments related to certain of the Company's assets. Selling, general and administrative expenses decreased by $26.2 million, or 92.8%, to $2.0 million for the three months ended September 30, 2000 from $28.2 million for the three months ended September 30, 1999 principally due to a decrease in operating costs and amortization expense related to mortgage servicing rights and goodwill as a result of the disposal of the Company's eight operating subsidiaries during the third and fourth quarters of 1999 and the sale of the Company's mortgage loan servicing business and substantially all the Company's mortgage loan origination business to CitiFinancial Mortgage on November 15, 1999.

Other interest expense decreased by $4.1 million, or 53.4%, to $3.6 million for the three months ended September 30, 2000 from $7.7 million for the three months ended September 30, 1999 principally as a result of decreased interest expense due to decreased interest-only and residual borrowings.

Interest expense - Greenwich Funds decreased by $4.3 million, or 47.1%, to $4.8 million for the three months ended September 30, 2000 from $9.1 million for the three months ended September 30, 1999. Interest expense - Greenwich Funds represents interest charges associated with the Greenwich Loan and the credit facilities the Greenwich Funds purchased from BankBoston.

Market valuation adjustment, which represents a decrease in the estimated fair value of the Company's interest-only and residual certificates, decreased to $10.7 million for the three months ended September 30, 2000 from $11.5 million for the three months ended September 30, 1999. During the third quarter of 2000, as a result of adverse market conditions and continuing trends in the portfolio of underlying mortgages, the Company adjusted its loss curve assumptions. The loss curve assumption used by the Company at September 30, 2000 to approximate the timing of losses over the life of the securitized loans gradually increases from zero in the first six months to 491 basis points after 55 months. See Note 5 "Interest-Only" and Residual Certificates" of Notes to Consolidated Financial Statements included herein. The loss curve assumption used by the Company at September 30, 1999 to approximate the timing of losses over the life of the securitized loans gradually increased from zero in the first six months to 275 basis points after 30 months. The Company believes the adverse market conditions affecting the non-conforming mortgage industry may limit the borrowers' ability to refinance existing delinquent loans serviced by the Company with other non-conforming mortgage lenders that market their products to borrowers that are less credit worthy. As a result, the frequency of default may increase.

Goodwill impairment charge represents the writedown of goodwill during the three months ended September 30, 1999 resulting from the Company's evaluation of the goodwill associated with the Company's eight operating subsidiaries at September 30, 1999. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 6 "Goodwill Impairment and Loss on Disposal of Subsidiaries" included therein.)

Other charges represent losses and expenses incurred or accrued during the three months ended September 30, 1999 related to, among other things, disposal of assets, lease termination costs and costs of disposal of the Company's eight operating subsidiaries. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 6 "Goodwill Impairment and Loss on Disposal of Subsidiaries" included therein.)

Income Taxes. The provision for income taxes for the three months ended September 30, 2000 was zero which differed from the federal tax rate of 35% primarily due to a full valuation allowance established against the deferred tax asset.

Nine months Ended September 30, 2000 Compared to Nine months Ended September 30, 1999.

Net loss for the nine months ended September 30, 2000 was $109.5 million, representing a decrease of $155.4 million, or 58.7%, from net loss of $264.9 million for the nine months ended September 30, 1999. The decrease in net loss resulted principally from a decrease in goodwill impairment charge of $85.4 million, a $69.7 million, or 98.0%, decrease in compensation and benefits to $1.4 million for the nine months ended September 30, 2000 from $71.2 million for the nine months ended September 30, 1999 and a $62.9 million, or 81.0%, decrease in selling, general and administrative expenses to $15.7 million for the nine months ended September 30, 2000 from $77.7 million for the nine months ended September 30, 1999. The decrease in net loss was also due to a $13.2 million decrease in other charges related to losses from the disposal of the Company's eight operating subsidiaries and investments in international operations and closing the Rhode Island branch office location in 1999. The decrease in net loss was partially attributable to a $12.8 million, or 54.6%, decrease in other interest expense to $10.7 million for the nine months ended September 30, 2000 from $23.5 million for the nine months ended September 30, 1999 and a $10.5 million decrease in interest expense - Greenwich Funds associated with the credit facility provided by The Greenwich Street Funds.

The decrease in net loss was partially offset by a decrease in gain on sale of loans of $33.4 million, or 89.5%, to $3.9 million for the nine months ended September 30, 2000 from $37.4 million for the nine months ended September 30, 1999 and a $36.6 million, or 100.0%, decrease in servicing fees to $0 for the nine months ended September 30, 2000 from $36.6 million for the nine months ended September 30, 1999. The decrease in net loss was also partially offset by a $18.3 million, or 89.6%, decrease in other revenues to $2.1 million for the nine months ended September 30, 2000 from $20.4 million for the nine months ended September 30, 1999 and a decrease in net warehouse interest income of $15.7 million, or 97.9%, to net warehouse interest income of $331 thousand for the nine months ended September 30, 2000 from net warehouse interest income of $16.0 million for the nine months ended September 30, 1999.

Net loss before taxes was increased by a provision for income taxes of $700 thousand for the nine months ended September 30, 2000 compared to a provision for income taxes of $5.4 million for the nine months ended September 30, 1999. No income tax benefit has been applied to the net loss for the nine months ended September 30, 2000, as the Company determined it cannot be assured that the income tax benefit could be realized in the future.

REVENUES

The following table sets forth information regarding components of the Company's revenues for the nine months ended September 30, 2000 and 1999:


                                                                           For the Nine months
                                                                             Ended September 30,
                                                                      -----------------------------------
                                                                        2000    (in thousands)    1999
                                                                      ---------                 ---------

   Gain on sales of loans                                             $   3,941                 $  37,377
                                                                      ---------                 ---------
   Warehouse interest income                                              4,651                    48,526
   Warehouse interest expense                                            (4,320)                  (32,491)
                                                                      ---------                 ---------
     Net warehouse interest income (expense)                                331                    16,035
                                                                      ---------                 ---------
   Servicing fees                                                            --                    36,578
   Other                                                                  2,131                    20,410
                                                                      ---------                 ---------
     Total revenues                                                   $   6,403                 $ 110,400
                                                                      =========                 =========


Gain on Sales of Loans. For the nine months ended September 30, 2000, gain on sales of loans decreased to $3.9 million from $37.4 million for the nine months ended September 30, 1999, a decrease of 89.5%. During the nine months ended September 30, 2000 and September 30, 1999, no mortgage loans were securitized. Mortgage loans sold in the whole loan market decreased by approximately $382.0 million, a decrease of approximately 49%, to approximately $405.0 million for the nine months ended September 30, 2000 from approximately $787.0 million for the nine months ended September 30, 1999. The total volume of loans produced decreased by 100.0% to $0 for the nine months ended September 30, 2000 compared with a total volume of approximately $957.0 million for the nine months ended September 30, 1999. On November 15, 1999, the Company sold substantially all of its mortgage loan origination business to CitiFinancial Mortgage.

Net Warehouse Interest Income. Net warehouse interest income decreased from net warehouse interest income of $16.0 million for the nine months ended September 30, 1999 to net warehouse interest income of $331 thousand for the nine months ended September 30, 2000, a decrease of 97.9%. The decrease in net warehouse interest income was primarily due to a decrease in the average balance of mortgage loans held for sale, higher interest rates charged by the Company's warehouse lenders and a greater percentage of the remaining loans held for sale which are non-performing.

Servicing Fees. Servicing fees decreased to $0 for the nine months ended September 30, 2000 from $36.6 million for the nine months ended September 30, 1999, due to the sale of the Company's servicing portfolio to CitiFinancial Mortgage on November 15, 1999.

Other. Other revenues, consisting principally of prepayment penalties from borrowers who prepay the outstanding balance of their mortgage, decreased to $2.1 million for the nine months ended September 30, 2000 from $20.4 million for the nine months ended September 30, 1999, a decrease of 89.6%, due primarily to the sale of the Company's servicing portfolio to CitiFinancial Mortgage on November 15, 1999. Subsequent to November 15, 1999, the Company collects prepayment penalties only on mortgage loans held for sale.

EXPENSES

The following table sets forth information regarding components of the Company's expenses for the nine months ended September 30, 2000 and 1999:


                                                                             For the Nine months
                                                                               Ended September 30,
                                                                      -----------------------------------
                                                                         2000   (in thousands)    1999
                                                                      ---------                 ---------
   Compensation and benefits                                          $   1,451                 $  71,158
   Selling, general and administrative                                   14,778                    77,705
   Other interest expense                                                10,667                    23,502
   Interest expense - Greenwich Funds                                    14,019                    24,484
   Market valuation adjustment                                           74,295                    74,397
   Goodwill impairment charge                                                --                    85,427
   Other charges                                                             --                    13,175
                                                                      ---------                 ---------
       Total expenses                                                 $ 115,210                 $ 369,848
                                                                      =========                 =========


Compensation and benefits decreased by $69.7 million, or 98.0%, to $1.4 million for the nine months ended September 30, 2000 from $71.2 million for the nine months ended September 30, 1999, due to the disposal of the Company's eight operating subsidiaries during the third and fourth quarters of 1999 and the sale of the Company's mortgage servicing rights and loan origination business to CitiFinancial Mortgage on November 15, 1999, which resulted in the elimination of substantially all remaining IMC employees on November 15, 1999. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 6 "Disposal of Assets" of Notes to Consolidated Financial Statements included therein.)

After the sale of assets to CitiFinancial Mortgage on November 15, 1999, the Company had and continues to have essentially no ongoing operating business. Selling, general and administrative expenses for the nine months ended September 30, 2000 primarily consist of valuation adjustments related to certain of the Company's assets and an increase in the amount accrued to defend various legal proceedings against the Company (see Note 6 "Commitments and Contingencies" of Notes to Consolidated Financial Statements included herein.) Selling, general and administrative expenses decreased by $62.9 million, or 81.0%, to $14.8 million for the nine months ended September 30, 2000 from $77.7 million for the nine months ended September 30, 1999 principally due to a decrease in operating costs and amortization expense related to mortgage servicing rights and goodwill as a result of the disposal of the Company's eight operating subsidiaries during the third and fourth quarters of 1999 and the sale of the Company's mortgage loan servicing business and substantially all the Company's mortgage loan origination business to CitiFinancial Mortgage on November 15, 1999.

Other interest expense decreased by $12.8 million, or 54.6%, to $10.7 million for the nine months ended September 30, 2000 from $23.5 million for the nine months ended September 30, 1999 principally as a result of decreased interest expense due to decreased interest-only and residual borrowings.

Interest expense - Greenwich Funds decreased by $10.5 million or 42.7% to $14.0 million for the nine months ended September 30, 2000 from $24.5 million for the nine months ended September 30, 1999. Interest expense - Greenwich Funds represents interest charges associated with the Greenwich Loan and the credit facilities the Greenwich Funds purchased from BankBoston. For the nine months ended September 30, 1999, interest expense - Greenwich Funds also includes amortization of commitment fees and the value attributable to the Class C preferred stock issued in connection with the Greenwich Loan Agreement and preferred stock issuable to the Greenwich Funds under the terms of the Greenwich Loan Agreement. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 3 "Warehouse Finance Facilities, Term Debt and Notes Payable" and Note 4 "Redeemable Preferred Stock" of Notes to Consolidated Financial Statements included therein.

Market valuation adjustment, which represents a decrease in the estimated fair value of the Company's interest-only and residual certificates, decreased to $74.3 million for the nine months ended September 30, 2000 from $74.4 million for the nine months ended September 30, 1999. During the third quarter of 2000, as a result of adverse market conditions and continuing trends in the portfolio of underlying mortgages, the Company adjusted its loss curve assumptions. The loss curve assumption used by the Company at September 30, 2000 to approximate the timing of losses over the life of the securitized loans gradually increases from zero in the first six months to 491 basis points after 55 months. See Note 5 "Interest-Only and Residual Certificates" of Notes to Consolidated Financial Statements included herein. The loss curve assumption used by the Company at September 30, 1999 to approximate the timing of losses over the life of the securitized loans gradually increased from zero in the first six months of the loan to 275 basis points after 30 months. The Company believes the adverse market conditions affecting the non-conforming mortgage industry may limit the borrowers' ability to refinance existing delinquent loans serviced by the Company with other non-conforming mortgage lenders that market their products to borrowers that are less credit worthy. As a result, the frequency of default may increase.

Goodwill impairment charge of $85.4 million for the nine months ended September 30, 1999 represents the writedown of goodwill resulting from the Company's evaluation of the goodwill associated with the Company's eight operating subsidiaries at September 30, 1999. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 6 "Goodwill Impairment and Loss on Disposal of Subsidiaries" included therein.)

Other charges represent losses and expenses incurred or accrued during the nine months ended September 30, 1999 related to, among other things, disposal of assets, lease termination costs and costs of disposal of the Company's eight operating subsidiaries, disposal of investments in international operations and closing the Company's Rhode Island branch location. (See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 6 "Goodwill Impairment and Loss on Disposal of Subsidiaries" included therein.)

Income Taxes. The provision for income taxes for the nine months ended September 30, 2000 was $700 thousand which differed from the federal tax rate of 35% primarily due to state income taxes and a full valuation allowance established against the deferred tax asset.

FINANCIAL CONDITION

September 30, 2000 Compared to December 31, 1999

Mortgage loans held for sale, net, at September 30, 2000 were $2.3 million, a decrease of $375.2 million, or 99.4%, from $377.5 million at December 31, 1999. This decrease resulted primarily from the sale of mortgage loans as the Company attempts to sell its remaining mortgage loans held for sale and pay down its warehouse finance facilities. Borrowings under warehouse financing facilities at September 30, 2000 decreased $415.5 million, or 99.0%, to $4.2 million from $419.7 million at December 31, 1999 due primarily to the repayment of warehouse finance facilities as the mortgage loans are sold. Included in mortgages held for sale, net, at September 30, 2000 and December 31, 1999 was a valuation allowance of $3.6 million and $37.5 million, respectively, representing the amount by which cost exceeds market value on mortgage loans held for sale.

Accounts receivable decreased $27.4 million, or 88.6%, from $30.9 million at December 31, 1999 to $3.5 million at September 30, 2000, primarily due to receipt of principal and interest collections related to mortgage loans held for sale remitted to the Company by the servicer of the loans.

Interest-only and residual certificates at September 30, 2000 were $71.8 million, representing a decrease of $89.6 million, or 55.5%, from $161.4 million at December 31, 1999. The decrease in interest-only and residual certificates resulted from the receipt of cash from the interest-only and residual certificates and a $74.3 million market valuation adjustment representing the decrease in the fair market value of the interest-only and residual certificates. The decrease in interest-only and residual certificates was partially offset by the receipt of a residual certificate, with an estimated fair value, on January 27, 2000, of $6.7 million, representing a subordinated interest in the proceeds from a sale of whole loans which were securitized (see Note 5 "Interest-Only and Residual Certificates" of Notes to Consolidated Financial Statements included herein).

Term debt at September 30, 2000 was $249.8 million, representing a decrease of $22.6 million, or 8.3%, from $272.4 million at December 31, 1999. This decrease was primarily a result of repayment of certain amounts of term debt from cash flows received from interest-only and residual certificates as provided in the Company's intercreditor agreements.

Accounts payable and accrued liabilities decreased $0.9 million, or 7.8%, from $11.3 million at

December 31, 1999 to $10.9 million at September 30, 2000, primarily due to a reduction in the amount accrued to defend various legal proceedings against the Company (see Note 6 "Commitments and Contingencies" of Notes to Consolidated Financial Statements included herein).

Stockholders' deficit as of September 30, 2000 was $239.2 million, an increase of $111.7 million over stockholders' deficit of $127.5 million at December 31, 1999. Stockholders' deficit increased for the nine months ended September 30, 2000 primarily as a result of a net loss of $109.5 million.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2000, the Company used its cash flow from the sale of loans through whole loan sales, net interest income and interest-only and residual certificates to meet its working capital needs. The Company's cash requirements during the nine months ended September 30, 2000 included payment of principal and interest costs on borrowings, and operating expenses.

Substantially all the Company's cash and cash equivalents are restricted pursuant to the second amended and restated intercreditor agreements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Note 3 of Notes to Consolidated Financial Statements included therein. In addition, under the second amended and restated intercreditor agreements, the Company's principal secured creditors who are parties to the intercreditor agreements release to the Company for its working capital needs a portion of the monthly receipts from the interest-only and residual certificates serving as collateral for those lenders' loans. As more fully described in Note 5 "Interest-Only and Residual Certificates" of Notes to Consolidated Financial Statements included herein, because the cash flow from various interest only and residual certificates has materially decreased in the three months ended September 30, 2000, there can be no assurance that these agreements will provide sufficient cash flow to cover the Company's working capital needs.

The Company typically has operated, and expects to continue to operate, on a negative operating cash flow basis. During the nine months ended September 30, 2000, the Company received cash flows from operating activities of $399 million, a decrease of $45.1 million from cash flows provided by operating activities of $444.5 million during the nine months ended September 30, 1999. During the nine months ended September 30, 2000, cash flows used by the Company in financing activities were $438.1 million, a decrease of $320 thousand from cash flows used in financing activities of $438.4 million during the nine months ended September 30, 1999. The cash flows received from operating activities relate primarily to the sale of mortgage loans held for sale. The cash flows used in financing activities related primarily to the repayment of principal on finance facilities borrowings.

Cash receipts from interest-only and residual certificates have been significantly reduced due to delinquency and loss rates associated with the loans in the securitization trusts. Generally, the pooling and servicing agreements for the securitizations require that their related over-collateralization accounts be increased when the delinquency and the loss rates exceed various specified limits. These increases are funded primarily through the cash flow that would otherwise be distributed to the Company in respect to its interest only and residual certificates. There can be no assurance that the Company will receive sufficient cash receipts from the interest-only and residual certificates to repay the obligations owed to the Significant Lenders and the Greenwich

Funds, whose loans are collateralized by the monthly cash receipts from the interest-only and residual certificates. Additionally, there can be no assurance that the Company will not seek bankruptcy protection in the future.

In addition, the significant reductions in cash received with respect to the Company's interest-only and residual certificates pose a material risk that the Company will not have sufficient cash to continue its operations. In fact, unless the various creditors which are subject to the inter-creditor agreements with the Company agree to material (or, perhaps, total) deferrals in interest payments currently being required of the Company, the Company estimates that it will run out of the cash needed to maintain its operations as early as the first quarter of 2001. Even if those creditors agree to the requested deferrals, there can still be no assurance that the Company will have sufficient cash to sustain its operations beyond the second quarter of 2001. The Company may well be forced to seek protection under the United States bankruptcy laws if the cash flow from the Company's Interests-Only and Residual Certificates do not materially improve in early 2001.

Warehouse Finance Facilities and Term Debt

As described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, on November 15, 1999 the Company consummated the sale of its mortgage loan servicing business, substantially all of its mortgage loan origination business and certain other assets to CitiFinancial Mortgage. Simultaneously, the Company entered into second amended and restated intercreditor agreements with Paine Webber Real Estate Securities, Inc. ("Paine Webber"), Bear Stearns Home Equity Trust ("Bear Stearns"), Aspen Funding Corp. and German American Capital Corporation, subsidiaries of Deutsche Bank of North American Holding Corp ("DMG") (collectively, the "Significant Lenders"), and the Greenwich Funds.

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

At September 30, 2000, the Company had no available credit facilities from the Significant Lenders, the Greenwich Funds or any other source. At September 30, 2000, the warehouse finance facilities which remained outstanding from previously available warehouse finance facilities were as follows:


                  Warehouse Finance Facilities                      September 30, 2000
                  -----------------------------------               ------------------
                                                                      (in thousands)

                  Bear Stearns                                         $       2,478
                  DMG                                                            490
                  Paine Webber                                                 1,242
                                                                       -------------
                                                                       $       4,210
                                                                       =============

Outstanding borrowings under the Company's warehouse financing facilities bear interest at rates ranging from LIBOR (6.62% at September 30, 2000) plus 0.75% to LIBOR plus 2.00%, and are collateralized by, among other assets, mortgage loans held for sale. Upon the sale of these mortgage loans, the proceeds are used to pay down the borrowings under these warehouse finance facilities. The Company is currently paying interest related to these warehouse borrowings.

At September 30, 2000, the term debt which remained outstanding from previously available term debt credit facilities was as follows:


                  Term Debt                                         September 30, 2000
                  -----------                                       ------------------
                                                                       (in thousands)

                  Paine Webber-residual credit facility                   $    106,197
                  Greenwich Funds-credit facility acquired
                      from BankBoston N.A.                                      77,480
                  Greenwich Funds-standby revolving
                      credit facility                                           38,000
                  DMG-residual credit facility                                  25,778
                  Other                                                          2,334
                                                                         -------------
                                                                         $     249,789
                                                                         =============

Outstanding borrowings under the Company's term debt credit facilities with Paine Webber and DMG bear interest at LIBOR plus 3.00%, and are collateralized by, among other assets, the Company's interest in certain interest-only and residual certificates. Upon receipt of cash from the interest-only and residual certificates, if any, the proceeds are used for the Company's working capital needs, in accordance with the second amended and restated intercreditor agreements, and to pay down these credit facilities. The Company is currently paying interest on borrowings outstanding under these credit facilities.

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

The Company entered into an agreement for a $38.0 million standby revolving credit facility with certain of the Greenwich Funds (the "Greenwich Loan Agreement"). The facility was originally available to provide working capital for a period of up to 90 days and was not repaid when it matured. Borrowings under the standby credit facility accrue interest at 22% per annum and are collateralized by interest-only and residual certificates and certain other assets of the Company. No interest has been paid to date under the Greenwich Loan Agreement; accrued interest under the Greenwich Loan Agreement was $16.0 million at September 30, 2000.

At September 30, 2000, $2.3 million was outstanding under a credit facility with a financial institution, which bears interest at 9% per annum. On October 26, 2000, the Company entered into a forbearance agreement with the financial institution whereby the Company made loan repayments to the financial institution and permitted the financial institution to liquidate certain cash collateral aggregating $1.6 million and the financial institution agreed to forbear from exercising its rights and remedies under the credit facility until the earlier of December 31, 2001 or the occurrence of and event of default under the forbearance agreement. The remaining obligation of $731 thousand is payable in full on December 31, 2001, without interest.

NOTES PAYABLE

At September 30, 2000, $13.5 million was outstanding under notes payable to two individuals related to an acquisition of a company completed by IMC in 1997. These notes matured on July 10, 1999. Since maturity and until paid in full, these notes bear interest at prime (9.5% at September 30, 2000) plus 5% per annum. On November 11, 1999, the Company and certain other parties entered into an intercreditor agreement with the individuals holding such notes. Under that agreement, the holders of those notes agreed to forebear any collection actions so long as the Company repays the obligations owed to these lenders according to an agreed-upon plan and no event of default occurs. Interest under these notes payable is being paid monthly to the extent cash receipts from the Company's interest-only and residual certificates are available under the terms of the individuals' intercreditor agreement and the second amended and restated intercreditor agreements. During the three and nine months ended September 30, 2000, $115 thousand and $294 thousand interest has been paid, respectively. As more fully described in Note 5 "Interest-Only and Residual Certificates" of Notes to Consolidated Financial Statements included herein, the cash flow from various interest-only and residual certificates has materially decreased in the three months ended September 30, 2000. All accrued and unpaid interest at September 30, 2000, totaling $834 thousand, has been paid in kind by delivery of additional notes payable.

RISK MANAGEMENT

Since October 1, 1998 the Company has used a discount rate of 16% to present value the difference (spread) between (i) interest earned on the portion of the loans sold and (ii) interest paid to investors with related costs over the expected life of the loans, including expected losses, foreclosure expenses and a normal servicing fee. Based on market volatility in the asset-backed markets and the widening of the spreads demanded by asset-backed investors since September 1998 to acquire newly issued asset-backed securities, there can be no assurance that discount rates utilized by the Company in the future to present value the spread described above will not change, particularly if the spreads demanded by asset-backed investors to acquire newly issued asset-backed securities continues to increase. An increase in the discount rates used to present value the spread described above of 1%, 3% or 5% would result in a corresponding decrease in the value of the interest-only and residual certificates at September 30, 2000 of approximately 5%, 13% and 20% respectively. A decrease in the discount rates used to present value the spread described above of 1%, 3% or 5% would result in an increase in the value of the interest-only and residual certificates at September 30, 2000 of approximately 5%, 16% and 29%, respectively.

INFLATION

Inflation historically has had no material effect on the Company's results of operations. Inflation can have an effect on interest rates, which normally increase during periods of high inflation and decrease during periods of low inflation.

Profitability may be directly affected by the level and fluctuation in interest rates, which may impact interest expense related to the Company's residual finance facility borrowings and may also affect the Company's ability to earn a spread between interest received on its loans and the costs of its warehouse borrowings. During the nine months ended September 30, 2000, LIBOR increased from 5.8% to 6.6%, which resulted in increased interest costs related to the Company's residual finance facilities and a decrease in the spread between interest received on the Company's loans and the costs of its warehouse borrowings. The results of operations of the Company will likely continue to be adversely affected during any period of unexpected or rapid changes in interest rates.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing Assets and Extinguishments of Liabilities" ("SFAS 140"), which replaced SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting, for securitization and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not anticipate that the application of the provisions of SFAS 140 will have a material effect on the Company's statement of operations or balance sheet.

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

RECENT DEVELOPMENTS

In August 2000, the Company entered into Severance Agreements with all remaining employees other than the Company's President, in order to provide an incentive for them to remain with the Company and not seek alternative employment. Those agreements provided that each employee would receive an amount equal to 90 days salary and provisions would be made to provide a continuation of normal insurance and other benefits for that 90 day period if a "Severance Termination" occurred as to such employee. A Severance Termination is any termination of employment by IMC for any reason other than Cause (as defined in the Severance Agreements) or a voluntary decision by the employee to resign from employment with IMC. A copy of the form of Severance Agreement is filed as exhibits to the Quarterly Report on Form 10-Q and is incorporated herein in its entirety.

In addition, in September 2000, the Company entered into escrow agreements with Dennis J. Pitocco and Robert F. Melone, respectively the Company's President and in-house General Counsel, pursuant to which the Company's obligations with respect to payment of severance amounts under the Severance Agreements and under Mr. Pitocco's employment agreement were pre-paid, subject to the Company's rights to recover those funds if the employee voluntarily resigns or if no event giving rise to the right to receive severance payments has occurred by September 2003. Copies of the Escrow Agreements are filed as exhibits to the Quarterly Report of Form 10-Q and incorporated herein in their entirety.

                           PART II. OTHER INFORMATION

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings -

The Company is party to various legal proceedings arising out of the conduct of its business. The Company has accrued certain amounts to defend various legal proceedings and such amounts are included in accrued liabilities in the accompanying Consolidated Balance Sheet at September 30, 2000. Management believes that amounts accrued in connection with these matters are adequate and ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

The Company is a defendant in a lawsuit pending in the United States District Court, District of Maryland, brought by the two principals and sole shareholders of Central Money Mortgage, Inc. ("CMM"), the assets of which were acquired by the Company in August, 1997, pursuant to the terms of an Asset Purchase Agreement ("Agreement") for $11.0 million in stock of the Company. The plaintiffs were to be employed by Central Money Mortgage (IMC), Inc., a subsidiary formed to continue the business of CMM for a tern of five years. A Registration Rights Agreement, executed at the time of the closing, required the Company to prepare and file a Short Form Registration Statement within twenty days after the closing to enable the plaintiffs to sell approximately half of the shares received pursuant to the Agreement. Promptly after the closing, the Company prepared a draft Registration Statement intending to fulfill that obligation, but was subsequently advised by its outside counsel not to file the registration statement.

The parties agreed that if the value of the shares which were to have been registered was less on August 19, 1998 (the date the stock could be sold under Rule 144 without being registered), than it was at the closing date one year earlier, the Company would issue to the plaintiffs sufficient additional shares so that the total value of shares which were to have been registered, when added to the value of the additional shares (all valued twelve months after closing), would equal the value of the shares which were to have been registered at closing. Therefore, on August 20, 1998, the Company issued 96,790 additional shares to the plaintiffs.

The Company's stock, which was selling at $12.87 per share on August 20, 1998, fell dramatically thereafter. If the plaintiffs had sold their shares in August 1998 when they received the additional shares, they would have sustained no loss as a result of the Company's inability to register the shares as originally agreed. However, they failed to do so and are seeking damages in this action.

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

The discovery in this case has now been concluded and the Company believes that based on the facts that have been developed to date and consultation with legal counsel there is little or no evidence to support the plaintiffs' allegations of fraud and that it is probable those counts of the complaint can be successfully defended. Regarding the issue as to whether the Company's failure to register the shares was a breach of the Registration Rights Agreement, it is the Company's position that the subsequent agreement providing for the issuance of additional shares to the plaintiffs, which was consummated on August 20, 1998, constitutes an accord and satisfaction and any damages sustained by the plaintiffs were as a result of their decision to retain their stock. The Plaintiffs and the Company have filed cross motions for summary judgment; however, it appears the issue of breach of contract, as well as whether the plaintiffs were terminated with cause as contended by the Company or without cause as alleged by the plaintiffs, will ultimately be decided at trial. Management intends to defend such action vigorously.

On November 12, 1999, the Company's shareholders approved the sale of certain assets to CitiFinancial Mortgage. While the majority of all votes entitled to be cast voted in favor of the transaction, there were a limited number of shareholders who exercised their dissenter's rights. Because it will be unclear for several years whether there are any assets available for distribution to holders of IMC common stock, the Company has taken the position that the fair value of the IMC common stock is negligible and that no material payment should be made. The Company had made an offer to purchase the IMC common stock of the dissenting shareholders based on the trading price of the Company's common stock at the time of the approval by the Company's shareholders of the sale of assets to CitiFinancial Mortgage, which in certain instances was rejected. The Company has filed an action in a court of competent jurisdiction in Florida requesting that the fair value of IMC common stock be determined. The Court shall also determine whether each dissenting shareholder, as to whom the Company requests the court to make such determination, is entitled to receive payment for their shares. The case is in the preliminary discovery stages and management of the Company believes that its prior offer represents the fair and reasonable value of the Company's shares.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities -

At September 2000, the Company was not in compliance with certain financial covenants related to its credit facilities with Paine Webber Real Estate Securities, Inc., Bear Stearns Home Equity Trust, and Aspen Funding Corp. and German American Capital Corporation, subsidiaries of Deutsche Bank North America Holding Corp. (collectively, the "Significant Lenders"). As described in Note 4 "Warehouse Finance Facilities, Term Debt and Notes Payable" to the Consolidated Financial Statements included herein, the Company entered into second amended and restated intercreditor agreements with the Significant Lenders which provide for the Significant Lenders to "stand-still" and keep outstanding balances under their facilities in place, subject to certain conditions, as the Company repays the obligations owed to these lenders according to an agreed upon plan.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K -

         A. Exhibits

            10.89 - Form of Severance Agreement

            10.90 - Escrow Agreement dated October 10, 2000, by and between IMC
                    Mortgage Company, as Depositor, and Dennis J. Pitocco and Robert F. Melone, as Escrow Agents

            27    - Financial Data Schedule  (for SEC use only)

            99    - Report of Independent Certified Public Accountants

         B. Reports on Form 8-K - None.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November 10, 2000             IMC MORTGAGE COMPANY



                                    By:  /s/ Dennis J. Pitocco

                                    Dennis J. Pitocco, Chairman, President,
                                    Chief Executive Officer and
                                    Chief Financial Officer.